Form 10QSB
period 2006-11-30
Springbank Resources, Inc.
filed 2007-02-20
CIK 1383196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2006
                                       or

[ ] Transition ReportPursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                          Commission File Number: None

                           SPRINGBANK RESOURCES, INC.
                   -------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                        20-4854758
--------------------------------                  ---------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

                         Suite 150, 1300 8th Street, SW
                                Calgary, Alberta
                                 Canada T2R 1B2
                       ----------------------------------
                    (Address of principal executive offices)

                                 (866) 581-0266
                      ------------------------------------
                           (Issuer's Telephone Number)

                                       N/A
            --------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [  ]          No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

        Yes  [  ]        No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                              Outstanding at February 12, 2007
       -----                              --------------------------------

    Common Stock                                   5,162,500


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                           Springbank Resources, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                November 30, 2006

      ASSETS

  CURRENT ASSETS
      Cash and cash equivalents                            $       2,946
      Prepaid rent                                                 1,100
                                                           -------------

         Total current assets                                      4,046

      Oil and Gas Properties                                     125,000
                                                           -------------

         TOTAL ASSETS                                      $     129,046
                                                           =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
         Advance from shareholder                          $        682

  STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value, 10,000,000
      shares authorized; no shares issued or outstanding              -
     Common stock, no par value; 100,000,000
      shares authorized; 5,162,500 shares issued and
      outstanding                                               205,423
     Stock Subscription Receivable                              (48,963)
      Deficit accumulated during the development stage          (28,096)
                                                           -------------

         Total stockholders' equity                             128,364
                                                           -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    129,046
                                                           =============



     The accompanying notes are an integral part of the financial statements.

                           Springbank Resources, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     For the Three Month Period and for the
                   Period from Inception to November 30, 2006

                                            Inception           For the three
                                        (April 20, 2006) to   Month Period ended
                                                    November 30, 2006
                                        ----------------------------------------

    Revenues                             $          -

    Expenses
     Selling, general & administrative         28,096               27,474
                                        ----------------      ----------------
       Total expenses                          28,096                27,474
                                        ----------------      ----------------
    Net Loss                                  (28,096)              (27,474)

    Accumulated Deficit

       Balance, beginning of period                 -                     -
                                        ----------------      ----------------

       Balance, end of period           $     (28,096)        $     (27,474)
                                        ================      ================

    Net Loss Per Share                  $       (0.01)        $       (0.01)
                                        ================      ================

    Weighted Average Number of
       Shares Outstanding                   2,327,623             3,299,028
                                        ================      ================

     The accompanying notes are an integral part of the financial statements.

                           Springbank Resources, Inc.
                          (A Development Stage Company)
                               Cash Flow Statement
                     For the Three Month Period and for the
                   Period from Inception to November 30, 2006


                                            Inception           For the three
                                        (April 20, 2006) to   Month Period ended
                                                    November 30, 2006
                                        ----------------------------------------

Cash Flows from Operating Activities
   Net Loss                             $     (28,096)         $     (27,474)
   Adjustment to reconcile
   net loss to net cash flow
   from operating activities
      Increase in prepaid rent                 (1,100)               (1,100)
                                        ----------------      ----------------

   Net Cash Flow from Operating Activities    (29,196)              (28,574)

Cash Flow from Investing Activities
   Purchase of oil and gas properties        (100,000)             (100,000)
                                        ----------------      ----------------

  Net Cash Flow from Investing Activities    (100,000)             (100,000)
Cash Flow from Financing Activitites
   Shareholder Advances                           682                     -
   Issuance of Common Stock                   131,460               127,318
                                        ----------------      ----------------


   Net Cash Flow from Financing Activities    132,142              127,318

Net Increase in Cash and Cash Equivalents       2,946               (1,256)

Cash and Cash Equivalents,
   Beginning of Period                              -                4,202
                                        ----------------      ----------------

Cash and Cash Equivalents,
   End of Period                        $       2,946         $      2,946
                                        ================      ================




     The accompanying notes are an integral part of the financial statements.

                           SPRINGBANK RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2006

Note 1 - Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Springbank Resources, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 2006.

Note 2 - Acquisition of Oil and Gas Properties

On September 20, 2006, the Company consummated its agreement, entered into on July 11, 2006, to purchase, through a cash payment of $100,000 plus the issuance of 1,475,000 of its common shares, a 32.5% working interest, 26% net revenue interest, in and to the oil and gas lease known as Glencoe #1-31 located in Pawnee County, Oklahoma. A well has been drilled on the lease and completed on November 4, 2005. The well's initial production was 15 BOPD and vented 70 MCF of gas and was produced for approximately four months which during three of those months oil was sold. The well has been operated by Southstar Oil and Gas, Inc.

The working interest was purchased from Futures Investment Corporation, a company controlled by Mr. Cory Dosdall, a former officer and director of the Company. Mr. Dosdall resigned as officer and director on May 2, 2006. The Glencoe #1-31 lease was recorded on the Company's books at an amount not exceeding the sellers original cost of the asset.

Effective December 18, 2006, the Company acquired a 5% working interest in five newly drilled Glencoe wells operated by Southstar Oil and Gas, Inc, as well as additional drilling sites that will be held by production of these wells. The Company acquired its interest in these wells by assigning 27.5% of its existing working interest in Glencoe #1-31, plus a cash payment of $20,000 to Southstar Oil and Gas, Inc.. After the assignment, the Company has a 5% working interest in 6 wells, namely, the original Glencoe #1-31, Glencoe #2-31, Glencoe #3-31, Glencoe #4-31, Glencoe \#1-32 and Glencoe #5-31, additional drill site acreage, and a 5% interest in the newly constructed gas gathering system on the Glencoe leases.

                           SPRINGBANK RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2006



The Company anticipates that all five additional wells will produce a substantial amount of water based upon conditions present in the Glencoe 4-31 and 5-31 wells, which have been recently completed and are currently producing. It is management's intention to use the Glencoe #1-31 well as a water disposal well until other arrangements can be made. Glencoe 2-31, 3-31 and 1-32 have not been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of financial condition and results of operations should be read in conjunction with Springbank's financial statements and related notes, which are included elsewhere in this report.

RESULTS OF OPERATIONS

         The factors that most significantly affect Springbank's results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which Springbank has an interest, and (iii) and lease operating expenses. Springbank's revenues will also be significantly impacted by its ability to maintain or increase oil or gas production through exploration and development activities.

      Prices received by Springbank for sales of crude oil and natural gas may fluctuate significantly from period to period. The fluctuations in oil prices during these periods reflect market uncertainty regarding the inability of the Organization of Petroleum Exporting Countries ("OPEC") to control the production of its member countries, as well as concerns related to the global supply and demand for crude oil. Gas prices received by Springbank will fluctuate with changes in the spot market price for gas.

      Changes in natural gas and crude oil prices will significantly affect the revenues and cash flow of the wells and the value of the oil and gas properties. Declines in the prices of crude oil and natural gas could have a material adverse effect on the success of Springbank's operations and activities, recoupment of the costs of acquiring, developing and producing its wells and profitability. Springbank is unable to predict whether the prices of crude oil and natural gas will rise, stabilize or decline in the future.

      Other than the foregoing, Springbank does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on Springbank's net sales, revenues or expenses.

LIQUIDITY AND CAPITAL RESOURCES

      It is expected that Springbank's principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit Springbank to finance its operations to a greater extent with internally generated funds, may allow Springbank to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

      A decline in oil and gas prices (i) will reduce the cash flow internally generated by Springbank which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause Springbank to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

      Springbank was incorporated on April 20, 2006.

      Between August and November 2006 Springbank sold 1,862,500 shares of its common stock, at a price of $.10 CDN per share, to a group of private investors.

      In September 2006 Springbank acquired a 32.5% working interest (26% net revenue interest) in the Glencoe #31 well for $100,000 in cash and 1,475,000 shares of its restricted common stock. At the time of the acquisition, the Glencoe #31 well was shut in pending the installation of a gathering system which would transport the gas production.

      In December 2006 Springbank exchanged a 27.5% working interest in the Glencoe #31 well, as well as a cash payment of $20,000, for a 5% working interest in five new wells adjoining the Glencoe #31 well, plus drill sites for 14 additional wells. As a result of this transaction, and as of February 15, 2007, Springbank had a 5% working interest in six wells, additional drill site acreage, and a 5% interest in a gas gathering system servicing the six wells.

      As of February 15, 2007, two of the six wells were producing approximately 45 barrels of oil per day and venting 150 MCF of gas per day, three wells were waiting to be completed, and one well is being reserved as a salt water disposal well.

      Springbank's material sources and (uses) of cash during the period from its inception (April 20, 2006) to November 30, 2006:

      Cash used by operations                              $(   29,196)
      Sale of common stock                                     131,460
      Purchase of oil and gas property                        (100,000)
      Shareholder loans                                            682

      Springbank does not anticipate that it will need to hire any employees during the twelve month period following the date of this prospectus.

      Springbank's future plans will be dependent upon the amount of capital Springbank is able to raise. Springbank may attempt to raise additional capital through the private sale of its equity securities or borrowings from third party lenders. Springbank does not have any commitments or arrangements from any person to provide Springbank with any additional capital. If additional financing is not available when needed, Springbank may continue to operate in its present mode or Springbank may need to cease operations. Springbank does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

      Springbank plans to generate profits by drilling productive oil or gas wells. However, Springbank will need to raise the funds required to drill new wells from third parties willing to pay Springbank's share of drilling and completing the wells. Springbank may also attempt to raise needed capital through the private sale of its securities or by borrowing from third parties. Springbank may not be successful in raising the capital needed to drill oil or gas wells. In addition, any future wells which may be drilled by Springbank may not be productive of oil or gas. The inability of Springbank to generate profits may force Springbank to curtail or cease operations.

Contractual Obligations

      As of November 30, 2006 Springbank did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Springbank's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Springbank on a timely basis, or if available, on acceptable terms.

ITEM 3.  CONTROLS AND PROCEDURES

Clint R. Black, Springbank's President and Chief Executive Officer and Philip F. Grey, Springbank's Principal Financial and Accounting Officer, have evaluated the effectiveness of Springbank's disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Springbank's disclosure controls and procedures ensure that material information relating to Springbank is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Black and Mr. Grey there has not been any change in Springbank's internal controls over financial reporting during the quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, Springbank's controls.

                                    PART III

ITEM 6. EXHIBITS


    Number        Title

   31             Rule 13a-14(a) Certifications

   32             Section 1350 Certifications

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SPRINGBANK RESOURCES, INC.


February 20, 2007                      /s/ Clint R. Black
                                       -----------------------------------------
                                           Clint R. Black
                                           President and Chief Executive Officer

February 16, 2007                      /s/ Philip F. Grey
                                       ---------------------------------
                                           Philip F. Grey
                                           Principal Financial and Accounting
                                           Officer