Form 10QSB
period 2007-02-28
Springbank Resources, Inc.
filed 2007-04-04
CIK 1383196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended February 28, 2007 or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                          Commission File Number: None

                           SPRINGBANK RESOURCES, INC.
                  ---------------- ---------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                   20-4854758
--------------------------------                  ---------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

                         Suite 150, 1300 8th Street, SW
                                Calgary, Alberta
                                 Canada T2R 1B2
                        -------------------------------
                    (Address of principal executive offices)

                                 (866) 581-0266
                          ----------------------------
                           (Issuer's Telephone Number)

                                       N/A
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]      No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

        Yes  [  ]    No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                              Outstanding at March 15, 2007
       -----                              -----------------------------

    Common Stock                                   5,162,500


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           SPRINGBANK RESOURCES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                February 28, 2007

           ASSETS

CURRENT ASSETS
 Cash and cash equivalents                            $     8,690
 Accounts receivable                                        2,269
 Prepaid rent                                               1,100
                                                      ------------
  Total current assets                                     12,059

 Oil and Gas Properties - Full Cost Method, net           144,578
                                                      ------------
  TOTAL ASSETS                                        $   156,637
                                                      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $     2,618

STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value, 10,000,000 shares
  authorized; no shares issued or outstanding                   -
 Common stock, no par value; 100,000,000
  shares  authorized; 5,162,500 shares issued and
  outstanding                                             205,423
 Deficit accumulated during the development stage         (51,404)

  Total stockholders' equity                              154,019

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   156,637



    The accompanying notes are an integral part of the financial statements.

                           SPRINGBANK RESOURCES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                       For the Three and Six Month Periods
             and for the Period from Inception to February 28, 2007

                                  Inception        For the         For the
                                  (April 20,      Six Month      Three Month
                                   2006) to      Period Ended    Period Ended
                                 Feb. 28, 2007   Feb. 28, 2007   Feb. 28, 2007
                                 -------------   -------------   -------------

Revenues                         $    2,269      $    2,269      $    2,269

Expenses
 Selling, general &
  administrative                     53,673          53,051          25,577
                                 -------------   -------------   -------------

    Total expenses                   53,673          53,051          25,577
                                 -------------   -------------   -------------

Net Loss                            (51,404)        (50,782)        (23,308)

Accumulated Deficit

 Balance, beginning of period             -            (622)        (28,096)
                                 -------------   -------------   -------------

 Balance, end of period          $  (51,404)     $  (51,404)     $  (51,404)
                                 =============   =============   =============

Net Loss Per Share               $    (0.02)     $    (0.02)     $    (0.01)
                                 =============   =============   =============

Weighted Average Number of
 Shares Outstanding               2,327,623       3,299,028       5,162,500
                                 =============   =============   =============



    The accompanying notes are an integral part of the financial statements.

                           SPRINGBANK RESOURCES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                       For the Three and Six Month Periods
                   and for the Period from Inception to February 28, 2007

                                  Inception        For the         For the
                                  (April 20,      Six Month      Three Month
                                   2006) to      Period Ended    Period Ended
                                 Feb. 28, 2007   Feb. 28, 2007   Feb. 28, 2007
                                 -------------   -------------   -------------

Cash Flows from Operating
Activities
 Net Loss                        $   (51,404)    $   (50,782)    $   (23,308)
 Adjustment to reconcile
  net loss to net cash flow
  from operating activities
    Depletion                            435             435             435
    Increase in accounts
     receivable                       (2,269)         (2,269)         (2,269)
    Increase in prepaid rent          (1,100)         (1,100)              -
    Increase in accounts payable       2,618           2,618           2,618
                                 -------------   -------------   -------------

    Net Cash Flow from Operating
     Activities                      (51,720)        (51,098)        (22,524)

Cash Flow from Investing Activities
   Purchase of oil and gas
    properties                      (120,013)       (120,013)        (20,013)
                                 -------------   -------------   -------------

    Net Cash Flow from Investing
      Activities                    (120,013)       (120,013)       (20,013)

Cash Flow from Financing Activitites
  Shareholder Advances                     -            (682)          (682)
  Issuance of Common Stock           180,423         176,281         48,963
                                 -------------   -------------   -------------

  Net Cash Flow from Financing
   Activities                        180,423         175,599         48,281

Net Increase in Cash
   and Cash Equivalents                8,690           4,488          5,744

Cash and Cash Equivalents,
  Beginning of Period                      -           4,202          2,946
                                 -------------   -------------   -------------
Cash and Cash Equivalents,
  End of Period                  $     8,690     $     8,690     $    8,690
                                 =============   =============   =============

    The accompanying notes are an integral part of the financial statements.

                           Springbank Resources, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2007


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

Note 2 - Acquisition of Oil and Gas Properties

On September 20, 2006, the Company consummated its agreement, entered into on July 11, 2006, to purchase, through a cash payment of $100,000 plus the issuance of 1,475,000 of its common shares, a 32.5% working interest, 26% net revenue interest, in and to the oil and gas lease known as Glencoe #1-31 located in Pawnee County, Oklahoma. A well has been drilled on the lease and completed on November 4, 2005. The well's initial production was 15 BOPD and vented 70 MCF of gas and was produced for approximately 4 months which during 3 of those months oil was sold. The well has been operated by Southstar Oil and Gas, Inc.

The working interest was purchased from Futures Investment Corporation, a company controlled by Mr. Cory Dosdall, a former officer and director of the Company. Mr. Dosdall resigned as officer and director on May 2, 2006. The Glencoe #1-31 lease was recorded on the Company's books at an amount not exceeding the seller's original cost of the asset.

Effective December 18, 2006, the Company acquired a 5% working interest in five newly drilled Glencoe wells operated by Southstar Oil and Gas, Inc, as well as additional drilling sites that will be held by production of these wells. The Company acquired its interest in these wells by assigning 27.5% of its existing working interest in Glencoe #1-31, plus a cash payment of $20,000 to Southstar Oil and Gas, Inc. After the assignment, the Company has a 5% working interest in 6 wells, namely, the original Glencoe #1-31, Glencoe #2-31, Glencoe #3-31, Glencoe #4-31, Glencoe #1-32 and Glencoe #5-31, additional drill site acreage, and a 5% interest in the newly constructed gas gathering system on the Glencoe leases.

The Company anticipates that all five additional wells will produce a substantial amount of water based upon conditions present in the Glencoe 4-31 and 5-31 wells, which have been recently completed and are currently producing. It is management's intention to use the Glencoe #1-31 well as a water disposal well until other arrangements can be made. Glencoe 2-31, 3-31 and 1-32 are in the final stages of completion, including connection to the gas gathering system.

For the quarter ended February 28, 2007, the Company received revenue from production totaling $2,269.

3.    Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109." This interpretation prescribes a "more-likely-than-not" recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a material effect on the financial statements of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, however, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is not expected to have a material impact on the financial statements upon adoption by the Company.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB No. 108 is not expected to have a material effect on the financial statements of the Company.

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

      As of March 15, 2007, two of the six wells were producing approximately 45 barrels of oil per day and venting 150 MCF of gas per day, four wells were waiting to be completed, and one well is being reserved as a salt water disposal well.

      Springbank's material sources and (uses) of cash during the period from its inception (April 20, 2006) to February 28, 2006:

      Cash used by operations                                $ (51,720)
      Sale of common stock                                     180,423
      Purchase of oil and gas property                        (120,013)

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

Contractual Obligations
-----------------------

      As of February 28, 2007 Springbank did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Springbank's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Springbank on a timely basis, or if available, on acceptable terms.

ITEM 3.  CONTROLS AND PROCEDURES

Clint R. Black, Springbank's President and Chief Executive Officer and Philip F. Grey, Springbank's Principal Financial and Accounting Officer, have evaluated the effectiveness of Springbank's disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Springbank's disclosure controls and procedures ensure that material information relating to Springbank is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Black and Mr. Grey there has not been any change in Springbank's internal controls over financial reporting during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, Springbank's controls.

                                    PART III

ITEM 6. EXHIBITS


  Number          Title
  ------          -----

   31             Rule 13a-14(a) Certifications

   32             Section 1350 Certifications

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SPRINGBANK RESOURCES, INC.


March 30, 2007                          /s/ Clint R. Black
                                       ---------------------------------
                                       Clint R. Black
                                       President and Chief Executive Officer

March 30, 2007                          /s/ Philip F. Grey
                                       ---------------------------------
                                       Philip F. Grey
                                       Principal Financial and Accounting
                                       Officer