Form 10QSB
period 2007-05-31
Springbank Resources, Inc.
filed 2007-07-13
CIK 1383196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended May 31, 2007
                                    or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                          Commission File Number: None

                           SPRINGBANK RESOURCES, INC.
                  ---------------- ---------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                  20-4854758
--------------------------------------           ---------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

                         Suite 150, 1300 8th Street, SW
                                Calgary, Alberta
                                 Canada T2R 1B2
                         ------------------------------
                    (Address of principal executive offices)

                                 (866) 581-0266
                       ---------------------------------
                           (Issuer's Telephone Number)

                                       N/A
                               -------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           SPRINGBANK RESOURCES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  May 31, 2007


   ASSETS

CURRENT ASSETS
 Cash and cash equivalents                          $       3,385
 Accounts receivable                                        3,638
 Prepaid rent                                               1,100

 Total current assets                                       8,123

 Oil and Gas Properties - Full Cost Method, net           185,053
                                                    --------------
   TOTAL ASSETS                                     $     193,176
                                                    ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                   $      41,495

STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value, 10,000,000 shares
  authorized; no shares issued or outstanding                   -
 Common stock, no par value;
  100,000,000 shares authorized; 5,162,500 shares
  issued and outstanding                                  205,423
 Deficit accumulated during the
   development stage                                      (53,742)
                                                    --------------
   Total stockholders' equity                             151,681

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     193,176
                                                    ==============



          The accompanying notes are an integral part of the financial statements.

                           SPRINGBANK RESOURCES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
            For the Nine Month Period ended May 31, 2007 and for the
             Periods from Inception to May 31, 2006 and May 31, 2007


                                    Inception     For the nine     Inception
                                 (April 20, 2006) Month Period  (April 20, 2006)
                                        to           ended             to
                                   May 31, 2007   May 31, 2007    May 31, 2006
                                 ---------------- ------------  ----------------

Revenues                         $    8,842       $    8,842       $       -

Expenses
 Selling, general &
  administrative                     62,584           61,962             622
                                 -----------      -----------      ----------

 Total expenses                      62,584           61,962             622
                                 -----------      -----------      ----------
Net Loss                            (53,742)         (53,120)           (622)

Accumulated Deficit

 Balance, beginning of period             -             (622)              -
                                 -----------      -----------      ----------

 Balance, end of period          $  (53,742)      $  (53,742)      $    (622)
                                 ===========      ===========      ==========

Net Loss Per Share               $    (0.02)      $    (0.01)      $   (0.00)
                                 ===========      ===========      ==========
Weighted Average Number of
  Shares Outstanding              2,327,623        3,721,292       1,825,000
                                 ===========      ===========      ==========


          The accompanying notes are an integral part of the financial statements.

                           SPRINGBANK RESOURCES, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
            For the Nine Month Period ended May 31, 2007 and for the
             Periods from Inception to May 31, 2006 and May 31, 2007

                                    Inception     For the nine     Inception
                                 (April 20, 2006) Month Period  (April 20, 2006)
                                        to           ended             to
                                   May 31, 2007   May 31, 2007    May 31, 2006
                                 ---------------- ------------  ----------------
Cash Flows from Operating
Activities
 Net Loss                         $   (53,120)    $   (53,742)    $     (622)
 Adjustment to reconcile
 net loss to net cash flow
 from operating activities
  Depletion                               870             870              -
  Increase in accounts receivable      (3,638)         (3,638)             -
  Increase in prepaid rent             (1,100)         (1,100)             -
  Increase in accounts payable            585             585              -
                                  ------------    ------------    -----------
    Net Cash Flow from
      Operating Activities            (57,025)        (56,403)          (622)

Cash Flow from Investing
Activities
  Purchase of oil and gas properties (120,013)       (120,013)             -
                                  ------------    ------------    -----------
  Net Cash Flow from Investing
  Activities                         (120,013)       (120,013)             -
Cash Flow from Financing Activitites
  Shareholder Advances                      -            (682)           622
  Issuance of Common Stock            180,423         176,281              -
                                  ------------    ------------    -----------
    Net Cash Flow from
      Financing Activities            180,423         175,599            622

Net Increase in Cash
 and Cash Equivalents                   3,385            (817)             -

Cash and Cash Equivalents,
  Beginning of Period                       -           4,202              -
                                  ------------    ------------    -----------

Cash and Cash Equivalents,
  End of Period                   $     3,385     $     3,385     $        -
                                  ============    ============    ===========


          The accompanying notes are an integral part of the financial statements.

                           SPRINGBANK RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007

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

                           SPRINGBANK RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007

Note 2 - Acquisition of Oil and Gas Properties (cont'd)

For the quarter ended May 31, 2007, the Company received revenue from production totaling $6,573.

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

      As of July 10, 2007, two of the six wells were producing approximately __ barrels of oil per day and venting ___ MCF of gas per day, four wells were waiting to be completed, and one well is being reserved as a salt water disposal well.

      Springbank's material sources and (uses) of cash during the period from its inception (April 20, 2006) to May 31, 2007:

      Cash used by operations                                 $(57,025)
      Purchase of oil and gas properties                      (120,013)
      Sale of common stock                                     180,423


     In July 2007 Springbank signed a letter of intent to acquire a company, not affiliated with Springbank, which is engaged in the development of a wireless personal location device which uses the U.S. Department of Defense's Global Positioning System ("GPS") satellites and General Packet Radio Service ("GPRS") technology. If the acquisition is completed, Springbank plans to dispose of its oil and gas assets.

ITEM 3.  CONTROLS AND PROCEDURES

Clint R. Black, Springbank's President and Chief Executive Officer and Philip F. Grey, Springbank's Principal Financial and Accounting Officer, have evaluated the effectiveness of Springbank's disclosure controls and procedures as of the end of the period covered by this report and in their opinion, Springbank's disclosure controls and procedures ensure that material information relating to Springbank is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Black and Mr. Grey there has not been any change in Springbank's internal controls over financial reporting during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, Springbank's controls.

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


                                          SPRINGBANK RESOURCES, INC.


July 13, 2007                          /s/ Clint R. Black
                                       ---------------------------------
                                       Clint R. Black
                                       President and Chief Executive Officer

July 13, 2007                          /s/ Philip F. Grey
                                       ---------------------------------
                                       Philip F. Grey
                                       Principal Financial and Accounting
                                       Officer