Form 10QSB/A
period 2007-05-31
Springbank Resources, Inc.
filed 2007-07-16
CIK 1383196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

     As of July 10, 2007, five of the six wells were producing approximately 120 barrels of oil per day and 125 MCF of gas per day. The sixth well is being utilized as a salt water disposal well.

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