Form 10KSB
period 2007-08-31
Location Based Technologies, Inc.
filed 2007-11-29
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________

Commission file number 333-139395

LOCATION BASED TECHNOLOGIES, INC. (fka Springbank Resources, Inc.)
(Name of small business issuer in its charter)

Nevada	20-4854758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4989 E. La Palma Avenue, Anaheim, California
(Address of principal executive offices)

92807
Zip Code

800-615-0869
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $26,928.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $24,137,400.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common equity, as of November 20, 2007 was 22,722,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Item 1.  Description of Business.

Our Background.  We are a corporation incorporated in Nevada on April 20, 2006.  We are qualified to do business in California.  Our shares of common stock are currently traded in the over-the-counter market and our stock price is reported on the OTC Bulletin Board under the symbol “LBAS.”  The previous symbol was “SPRG.”

Springbank Resources, Inc. (“SRI”) was formed for the purpose of the exploration and development of oil and gas opportunities.  On October 11, 2007, in a stock-for-stock exchange transaction, SRI acquired 99.7% of the outstanding stock of Location Based Technologies, Corp. (“Old LBT”) (the “Exchange Transaction”).  On that same date, Old LBT was merged into SRI in a short form merger under Nevada law.  In that merger, SRI’s name was changed to Location Based Technologies, Inc. (“SRI/New LBT” or “New LBT”).  As a result of the Exchange Transaction and the short form merger, all shareholders of Old LBT received one share of SRI/New LBT common stock for each one share of Old LBT common stock held by them.  Prior to the Exchange Transaction, all of SRI’s assets and liabilities were disposed of, leaving it a “shell company.”  The remainder of the disclosure in this report will be about the business of Old LBT which became our only business after the Exchange Transaction.  References to “we,” “us,” “our” or “the company” are references only to that business and not to any business of SRI prior to the Exchange Transaction.

Since the inception of Old LBT in 2005, our business has predominantly focused on research and development, or R&D, and is now preparing to shift from R&D to a marketing and customer driven stage of operations.  Through August 31, 2007, we have spent approximately $514,000 in our R&D activities.  We have focused our business development on the following:

•	In 2005, we conducted technical feasibility studies and analyzed market data.
•	In 2006, we built our first prototypes, and began development of our website and mapping interface services.
•
In 2007, we developed pre-production personal location devices, completed the website development (mapping interfaces, back office support, etc.), and the Interactive Voice Customer Interface system.  We are now preparing to seek Federal Communication Commission, or FCC, Industry Canada, or IC, and Conformite Europeenne, or CE, approvals prior to sales which we hope to commence in early 2008.

We reported net losses of $1,505,747 for the twelve months ending August 31, 2007, and have reported net losses of $783,596 for the fiscal year ended August 31, 2006.  We anticipate that we will continue to incur losses until product sales begin.

We have not been a party to any bankruptcy, receivership or similar proceeding.  Except for acquisition of all of the stock of Old LBT in the Exchange Transaction described above, we have not undertaken any material reclassification, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our offices are located at 4989 E. La Palma Avenue, Anaheim, California 92807.  Our telephone number is 800-615-0869.  Our website is www.locationbasedtech.com.  None of the information on our website is deemed included in this report.

Our Business.  We are in the development stage of creating PocketFinder™ personal locators.  PocketFinder™ devices are small personal location devices designed to give parents, guardians and pet owners peace of mind.  Utilizing the U.S. Department of Defense’s multi-billion dollar Global Positioning System (GPS) satellites and existing wireless technology, our team of engineers have developed technology which allows our network of members to locate anyone carrying our device, whether that person is inside of a building/structure or in the great outdoors (Systems and Method Patent pending).  PocketFinder™ devices are small, rugged and water right.  The devices can be used to locate children, elderly or disabled persons and pets, as well as tracking of valued personal property.

Life is becoming more congested and our safety less predictable.  Single parents or dual income families no longer have the ability to be at home to ensure that the children are where they are supposed to be when they are supposed to be there.  Time management, coordination, and safety are more important than ever.  The device can be carried in a pocket, backpack, purse, or other ways.  It is the size of a vanilla wafer or Oreo cookie and weighs under two ounces.  Our expected primary market evolved from the desire of parents to ensure the safety and well-being of their children in a world filled with ever-increasing threats.  This increased concern has been fueled by many factors, including an increase in hostile kidnappings, high profile kidnapping cases, divorced parent abductions, terrorist attacks, and violence in the school place.

The government-owned global positioning satellite, or GPS, system is neither patentable nor exclusive in source.  As a result, other entrants may utilize the same capability as well as existing wireless technologies.  However, it is not GPS and wireless technologies that differentiate our product from the competition.  Rather, it is the proprietary software that transforms available technologies into an intuitive and user-friendly interface that offers greater value, capabilities, and convenience to the customer.

Our Personal Locator Services.  We are in the process of the original equipment development of the PocketFinder Personal Locator or PocketFinder™.  We plan to have the PocketFinder™ device manufactured by an original equipment manufacturer (OEM) with facilities in China, Mexico and Europe although we have not yet entered into any manufacturing contracts.  We will provide end-user customer service and support through 24-7 INtouch headquartered in Toronto, ON.  We anticipate exploring multiple vertical markets including the following:

•	Parents of young children (primarily 5 to 12 years of age) who seek the peace of mind of being able to know that their children are where they are supposed to be when they are supposed to be there.
•	Families with members who are Autistic or have Downs Syndrome, Alzheimer’s, etc.
•	Elder Care support and applications.
•	Pet care and location capability.
•	Asset tracking and location capability: cars, trucks, fleet management, luggage, and other personal assets.

We intend for our products to offer wide network coverage throughout North America utilizing the largest GSM carrier networks in the United States and Canada.  We also intend for our personal locators to have the ability to roam seamlessly on the networks of 290 wireless providers in over 130 countries and to work on any GSM network in the world.  We are currently in the final stages of negotiations with a reputable provider of the necessary network coverage.

Our Intellectual Property Investment.  We have invested significantly in intellectual properties, which consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover all aspects of the personal locator, its operating system and user interface.  Set forth below is a list of our patents and patent applications.

U.S. Patent Holdings

1.
U.S. Patent No. 6,879,244 title:  “Call Receiving System Apparatus and Method having a Dedicated Switch.” filed 02/04/2000, expiration approximately 02/04/2020 or 05/21/2017 (or a combination thereof on a claim-by-claim basis) based on priority applications.

2.
U.S. Patent No. 7,005,963 title:  “Call Receiving Method and Apparatus having Two-way Text Messaging and Automatic Retrieval of Call Numbers Making Calls to Apparatus,” filed 08/15/2000, expiration date approximately 08/15/2020 based on CIP application, or approximately 02/04/2020 or 05/21/2017 (or combination thereof on a claim by claim basis) based on priority applications.

3.
U.S. Patent No. 7,218,242 title:  “Communication System and Method Including Communication Channel Mobility,” filed 9/27/2004, issued 5/15/2007, expiration approximately (based on priority applications) 02/04/2020 or 05/21/2017 (or a combination thereof on a claim-by-claim basis).

4.	U.S. Patent No. D/445,777, Serial No. 29/127,952, title: “Oval Shaped Pager/Phone Device,” filed 08/15/2007, issued 07/31,2001, expires approximately 07/31/2015.
5.	U.S. Patent No. D/401930, Serial No. 74,733, title: “Pager Phone with Removable Clip,” filed 08/04/1997, issued 12/1/1998, expires approximately 12/1/2012.
6.	U.S. Patent No. D/401395, Serial No. 74,734, title: “Pager Phone having Belt Loop,” filed 08/04/1997, issued 12/1/1998, expires approximately 12/1/2012.
7.	U.S. Patent No. D/401,936, Serial No. 80,117, title: “Pager Phone having Top and Side Detents,” filed 08/04/1997, issued 12/1/1998, expires approximately 12/1/2012.
8.	U.S. Patent No. D/402,291, Serial No. 74,390, title: “Pager Phone Having Recessed Thumb Grip and Power Button Located in Base,” filed 08/04/1997, issued 12/8/1998, expires approximately 12/8/2012.
9.	U.S. Patent No. D/405,084, Serial No. 87,015, title: “Pager Phone Having Four Button Options,” filed 04/24/1998, issued 02/02/1999, expires approximately 02/02/2013.

Published/Filed Patent Applications

10.	U.S. Pub. No. US 2005-0101291, U.S. Patent Appl. S. N. 10/705,414, title: “Wireless Telephone Service,” filed 11/10/2003 (Notice of Allowance -- Approved for Issuance after paying Issue Fee).
11.	U.S. Patent Appl. S. N. 11/048,395 (Confidential -- Not Published by USPTO), title: “System for Locating Individuals and Objects”, filed 02/01/2005.
12.	U.S. Pub. No. 2006-0211405, U.S. Patent Appl. S. N.. 11/441,563, title: “Call Receiving Apparatus and Method having a Dedicated Switch”, filed on 5/27/2006.
13.	U.S. Pub. No. 2006-XXXXXXX, U.S. Patent Appl. S. N. 11/XXX,XXX, title “Apparatus and Method for Locating Individuals and Objects Using Tracking Devices,” filed 07/21/2006.
14.	U.S. Pub. No. 2007-XXXXXXX, U.S. Patent Appl. Serial No. 11/XXX,XXX, title: “Communication System and Method including Dual Mode Capability,” filed 04/05/2007.
15.	U.S. Patent Application, Serial No. 11/XXX,XXX (Confidential – Not Published by the USPTO) title: “Communication System and Method including Communication Billing Options,” filed on 04/05/2007.
16.
U.S. Pub. No. 2007-XXXXXXX, U.S. Patent Application, Serial No. 11/XXX,XXX, title:  “Apparatus and Method for Providing Location Information on Individuals and Objects Using Tracking Devices,” filed 05/25/2007.

17.	US Patent Application, Serial No. 29/XXX,XXX (Confidential -- Not Published by the USPTO) title: “Location Tracking Device”, filed 10/03/2007.
18.	US Patent Application, Serial No. 11/XXX,XXX (Confidential -- Not Published by the USPTO), title “Apparatus and Method for Manufacturing an Electronic Package”, filed 11/09/2007.
19.
US Patent Application, Serial No. 11/XXX,XXX (Confidential -- Not Published by the USPTO), title “Apparatus and Method to Provide Secure Communication Over an Insecure Communication Channel for Location Information Using Tracking Devices”, filed 10/18/2007.

20.
US Patent Application, Serial No. 11/XXX,XXX (Confidential -- Not Published by the USPTO), title “System and Method for Creating and Managing a Personalized Web Interface for Monitoring Location Information on Individuals and Objects Using Tracking Devices “, filed 11/08/2007.

Foreign Patent Holdings

1.	International Patent Application PCT/US07/XXXXX, filing date 06/29/2007, (Confidential – Not Published by the USPTO). No National Stage at this time.

In addition, we have or have applied for U.S. and foreign trademark protection for the following marks we expect to use in our business:  “PocketFinder” (word) which has been issued; “Linking People Through Technology” (words); “Your World Located” (words); “ITALK” (word); “PocketFinder” (word and design); “PocketFinder” (design with two persons); and “Luggage Tracker” (words).

We own the Internet domain name www.pocketfinder.com as well as the names of other related domains that could have use in future business and vertical marketing initiatives.  Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Revenue Sources.  We expect our revenues to be based on the following sales and revenue sources:

•	Personal Locator device sales to Retailers.
•	Personal Locator device sales through Affinity groups and through our web site.
•	Personal Locator device accessories.
•	Monthly re-occurring service fees.
•	Potential licensing fees.
•	Organizations that will self-brand the PocketFinder for specialized niche markets (so-called “white label” affiliates).

Our Industry.  After several years of fitful industry interest, location-based services are once again central to the wireless industry.  Technological challenges have been resolved with 2.5G and 3G network speeds now consistent with higher-speed coverage that is widely available.  In our ever-mobile society, it helps to know where we are and where we are going.  Due to the demands of families with dual earners, and the number of single parent homes, many children are left without a parent home during the day.  Parents in those situations desire the ability to know where their children are and where they are going.  Having such information is possible when we have access to real-time information delivered on-demand.  The technology that makes this possible has provided us the ability to move faster than ever before. As a result, according to a 2006 study authored for International Data Corporation (IDC) by Rena Bhattacharyya and Scott Ellison and entitled U.S. Market for Wireless Location Based Studies, the demand for Global Positioning System (GPS) devices is growing rapidly.

According to a research report released by the Consumer Electronics Association (CEA), overall satisfaction among owners of such devices is high and consumer interest for the technology is quickly increasing.  The report, “GPS – Exploring Ownership and Interest,” revealed that the owner satisfaction rate is at 80 percent, strongly influenced by the ease of use and display quality of devices. Navigation assistance in a vehicle was the primary use of the technology in consumer devices.

Since 2002, IDC research has consistently shown very high levels of consumer interest in location based services – especially in family/friend locator devices.  Access, controlled by the parent and permission-based among other adults, gives the parents the means to stay connected to their children as well as the opportunity to use the geofencing technology to control access to particular areas.  The results of this study indicate that there is significant opportunity for GPS manufacturers and marketers throughout multiple industries.  The key will be to respond with products that include GPS capability in easy-to-use formats and devices to speed adoption.  We believe our PocketFinder™ products will be well received when taken to the market, although there can be no assurance that will be true.

Our Target Markets and Marketing Strategy.  We believe that our primary target market will consist of parents with vulnerable school-aged children from ages five to thirteen.  When evaluating the needs of this age group, additional opportunities also become apparent, including:  scouting organizations, amusement parks, school field trips and similar situations.

Secondary markets are expansive and include medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, freight and cargo carriers, delivery services, pet owners, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable personal items.

Drawing from current census information, there are over 37,000,000 children in our 5 to 13 year old market segment in the United States with an additional 4,000,000 in the prime focus areas in Canada.  The European Community has an additional 42,500,000 children in this primary age group.  This represents a target market of more than 109,200,000 potential customers in our focus age group.

Closely related to family/personal locators is the concept of pet locators.  A locator device would allow its owner the ability to locate the pet if it were to become lost or be missing in the neighborhood as well as to ensure that services paid for are received, i.e., that a walking service or pet care facility actually provide the outdoor activity contractually agreed to.

Our marketing initiatives will include:

•	Establish relationships with key retail distributors who are recognized for providing high quality electronics with high volume family traffic.
•	Utilize direct response print public relations outreach in special interest magazines and newsletters.
•	Affinity group marketing and outreach.
•	“White label” affiliates which will target niche markets such as court controlled parolees.

Growth Strategy.  Our objective is to become one of the major providers of personal and asset location services to the mass consumer market.  Our strategy is to provide high quality devices that meet the mass market consumer requirements whether it be for their children, their pets, or asset tracking (luggage, vehicles, boats and the like).  Key elements of our strategy include:

•	A mass market retail price of under $150.00;
•	A basic monthly service fee of under $20.00 with multiple convenient access points (mobile phone, land line, or via the internet);
•	Ease of use at the location interface point as well as with the device;
•	Rugged design that meets the rigors of an active child. It is waterproof and handles weather extremes of heat and cold.

Our Website.  Our corporate website, www.locationbasedtech.com, provides a description of our corporate business along with our contact information including address, telephone number and e-mail address.  Our website also provides prospective customers with relevant information about our products, pricing and payment options, ordering capability, frequently asked questions and access to corporate investor relations information.  Information contained on our website is not a part of this report.

Our Competition.  Personal location and property tracking devices are just beginning to significantly penetrate the marketplace.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of such devices is recognized and mass market adoption begins.

Competitors include Geospatial Platform Providers, Application Developers, Wherify Wireless, Incorporated and Global Pet Finder.  This may be better financed, or have greater marketing and scientific resources than we do.

In related markets, GPS devices have become widely used for automotive and marine applications where line-of-sight to GPS satellites is not a significant issue.  Manufacturers such as Garmin, Navman, Magellan, TomTom, Pharos, NovAtel and DeLorne are finding a market interested in using these products for both business and leisure purposes.  As a result, use of GPS technology in devices such as chart plotters, fitness and training devices, fish finders, laptop computers, and PDA location devices are gaining significant market acceptance and commercialization.  Prices range from $350.00 to several thousand dollars.  We expect that increasing consumer demand in these markets will drive additional applications and lower price points.

Government Regulation.  We are subject to federal, state and local laws and regulations applied to businesses generally as well as FCC, IC and CE wireless device regulations and controls.  We believe that we are in conformity with all applicable laws in all relevant jurisdictions.  We do not believe that we are subject to any environmental laws and regulations of the United States and the states in which we operate.

Our Research and Development.  We are currently in full development mode with completion of the locator device projected to be accomplished late in the fourth calendar quarter of 2007 and certification processes to begin immediately thereafter (initial certifications will be FCC, PTCRB, and Carrier certification).  Engineer prototype testing began in October of 2007.  Additionally, we are working with several other entities who are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy).  We anticipate ongoing involvement with such developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of November 15, 2007 we have three full-time employees, one part-time employee, and a range of eleven to twenty contracted employees engaged in hardware and software development projects depending on the scale and nature of the time of development.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We anticipate that we will hire two to four key employees in the next six months, with selective and controlled growth commensurate with significant increases in our revenues.

In furtherance of our product design and marketing efforts, we have entered into the following contracts with independent service providers:

•
Consulting Agreement, dated July 10, 2006, with Roger Anderson to receive encryption, data compression and IVR consulting services from Mr. Anderson regarding the design and implementation of the PocketFinder™ device.  The agreement remains in effect until the assigned tasks are completed, but in any event no longer than ten years.  Mr. Anderson receives an hourly amount for his services and is entitled to earn up to 250,000 shares of our common stock upon reaching certain benchmarks.  Shares issued to Mr. Anderson will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•
PocketFinder Branding and Website – Contract Agreement with Coregenic LLC, as of September 20, 2006, wherein Coregenic is to provide website development, technical software and marketplace research and analysis, including branding services.  Such services are to be rendered in four phases for a total of $23,900.

•
Coregenic Professional Services Contract, dated September 27, 2006, was entered into so that Coregenic could provide us with personnel necessary to facilitate development of our product and business.  Such personnel include programmers, administrative staff, technical advisors, security advisors, security auditors, and network topology provisioning specialists.  The agreement terminates upon satisfactory completion of agreed upon services.  Personnel are provided at the rate of $100 per hour.

•
Consulting Agreement, dated October 3, 2006, with Michael Beydler for “back office” network and platform design consulting services in relation to the development and implementation of our PocketFinder™ device, as well as our website.  The agreement remains in effect until such time as the development of the website is complete, but in no event longer than ten years.  Mr. Beydler’s compensation is 250,000 shares of our common stock:  100,000 shares being issued an acceptance of the agreement, 100,000 additional shares issued when the PocketFinder website is consumer ready, and an additional 50,000 shares upon completion of the PocketFinder website being fully consumer ready with no less than four languages.  Shares issued to Mr. Beydler will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•
Product Design Agreement, dated May 1, 2007, with Aero Technology UK Ltd. for the purpose of assisting us with the required circuitry, software, mechanics and radio frequency generation and reception functions required to make the PocketFinder™ device usable.  The contractor is entitled to payments totaling $1,200,000 plus 250,000 shares of our common stock payable in five increments based on product production commencing August 31, 2007 and ending January 4, 2008.  Payments will be made when milestones are achieved.  Shares issued to the contractor will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

RISK FACTORS

Investing in our common stock is highly speculative and involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock.  The risks described below are those we currently believe may materially affect us.  If any of them occur, our business, financial condition, operating results or cash flow could be materially harmed.  As a result, the trading price for our stock could decline, and you might lose all or part of your investment.

Risks Related to our Business

We have had operating losses since formation and expect to incur net losses for the foreseeable future.

We reported net losses of $1,505,747 for the 12 months ended August 31, 2007 and had net losses of $783,596 for the fiscal year ended August 31, 2006.  We anticipate that we will lose money in the foreseeable future and we may not be able to achieve profitable operations.  In order to achieve profitable operations, we need to complete development, achieve required federal and carrier certifications, and achieve significant sales revenues in order to establish our customer base.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

We may not be successful in developing our new products and services.

We are a technology and telecommunications company whose purpose is to develop, market and provide a new wireless communications product and system which combines the features of pocket pagers with cellular telephones.  The market for telecommunications products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards.  These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce continually new and innovative products and services.  Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products.

There can be no assurance that any of our new or proposed products or services will maintain the market acceptance already established.  Our failure to design, develop, test, market and introduce new and enhanced products, technologies and services successfully so as to achieve market acceptance could have a material adverse effect upon our business, operating results and financial condition.

There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve significant acceptance by those customers.  Because of certain market characteristics, including technological change, changing customer needs, frequent new product and service introductions and evolving industry standards, the continued introduction of new products and services is critical.  Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of revenue.  There can be no assurance that we will be successful in developing new products or services or improving existing products and services that respond to technological changes or evolving industry standards.

Additionally, there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new or improved products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve acceptance by those customers.  In addition, new or enhanced products and services introduced by us may contain undetected errors that require significant design modifications.  This could result in a loss of customer confidence which could adversely affect the use of our products, which in turn, could have a material adverse effect upon our business, results of operations or financial condition.  If we are unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements, out business, operating results and financial condition will be materially adversely affected.

We have no experience or history of operations or earnings.

We are wholly dependent on our ability to develop, market and sell our products and services for future earnings.  The continued development of our products and services involves significant risks, which a combination of experience, knowledge and careful evaluation may not be able to overcome.  There can be no assurance that unanticipated problems will not occur which would result in material delays in our continued product development or that our efforts will result in successful product commercialization.  An investment in New LBT is highly speculative and no assurance can be given that the shareholders will realize any return on their investment or that they will not lose their entire investment.

Our future financial results are uncertain and we can expect fluctuations in revenue.

We have not yet begun sales.  We expect that we will be able to begin purchase order negotiations late in the 4th calendar quarter 2007 or early 2008 coincidental with delivery of package ready personal locator devices.  If our relationships with any of these retailers and affinity groups were disrupted, we could lose a significant portion of our anticipated revenues.

Our results of operations may vary from period to period because of a variety of factors, including our R&D costs, our introduction of new products and services, cost increases from third-party service providers, or product manufacturers, production interruptions, the availability of industry service providers, changes in marketing and sales expenditures, acceptance of our websites, competitive pricing pressures, the interest in PocketFinder and general economic and industry conditions that affect customer demand and preferences.

As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing, promotional and development expenses, unforeseen negative publicity, competition, product liability and lack of operating experience.  Many of the risks may be unforeseeable or beyond our control.  There can be no assurance that we will successfully implement our business plan in a timely or effective manner, or generate sufficient interest in PocketFinder, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

There are risks of international sales and operations.

We anticipate that revenue from the sale of our products and services may be derived from customers located outside the United States.  As such, a portion of our sales and operations could be subject to tariffs and other import-export barriers, currency exchange risks and exchange controls, foreign product standards, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection.  There can be no assurance that any of these factors will not have a material effect on our business, financial condition and results of operations.

Although we will monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have an adverse effect on our results of operations or financial condition.  In the future, we could be required to sell our products and services in other currencies, which would make the management of currency fluctuations more difficult and expose our business to greater risks in this regard.

Our products may be subject to numerous foreign government standards and regulations that are continually being amended.  Although we will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that we will be able to comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for us to redesign our products to comply with such standards or regulations.  Our inability to design or redesign products to comply with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

In addition to the uncertainty as to our ability to generate revenues from foreign operations, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of our international operations.  There can be no assurance that one or more of such factors will not have a material adverse effect on our potential future international operations and, consequently, on our business, operating results and financial condition.

Because of the global nature of the telecommunications business, it is possible that, although transmissions by us originate primarily in the State of California, the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws.  There can be no assurance that violations of local laws will not be alleged or changed by state or foreign governments, that we might not unintentionally violate such law, or that such laws will not be modified, or new laws enacted, in the future.  Any of the foregoing development could have a material adverse effect on our business, results of operations, and financial condition.

We may have substantial future cash requirements but no assured financing source to meet such requirements.

We will continue our research and development activities which require working capital.  To date, we have received no revenues from any sales of our products or services.  Our continuing research and development activities will require a commitment of substantial additional funds.  Our future capital requirements will depend on many factors, including continued progress in its research and development programs, the magnitude of these programs, the time and costs involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing research relationships, establishing collaborative arrangements, and the cost of finalizing licensing agreements to produce licensing revenues.

We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders.  We may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

If adequate funds are not available, we may be required to delay, scale-back or eliminate our research and development programs or obtain funds through collaborative partners or others that may require us to relinquish rights to certain of our potential products that we would not otherwise relinquish. There can be no assurance that additional financing will be available on acceptable terms or at all, if and when required.

If we have to pay off our convertible notes after this offering, we may need additional financing to complete our business plan in a timely manner.  Such financing might not be available, or if available, the terms might not be satisfactory.

We had $4,892,000 of convertible notes outstanding as of August 31, 2007.  As of November 20, 2007, $3,880,000 of such notes are in the process of being converted into 3,880,000 shares of New LBT common stock.  Upon completion of such conversion, we expect $1,012,000 of such notes to be outstanding.  By their terms, if the unconverted notes are not converted to common stock, they must be repaid, with accrued and unpaid interest by June 2008.  We expect that most, if not all, of the noteholders will convert their convertible notes to common stock before the end of calendar year 2007.  However, there can be no assurance that they will do so.  If we have to pay noteholders that choose not to convert to common stock, we will need additional financing within the next 12 months to pay that debt and complete our business plan in a timely manner.  There can be no assurance that such additional financing will be available to us in a form, or on terms, satisfactory to us.

We are dependent on third-party providers and consultants for development, marketing and other services.

We may become dependent upon various consultants for one or more significant services required for PocketFinder which services will be provided to our business pursuant to agreements with such providers.  Inasmuch as the capacity for certain services by certain consultants may be limited, our inability, for economic or other reasons, to continue to receive services from existing providers in a timely manner or to obtain similar products or services form additional providers in a timely manner could have a material adverse effect on our business.

We do not have manufacturing capability.  To meet our product cost goals, we will rely on Chinese manufacturing companies to produce our product.  Any problems experienced by such suppliers could negatively affect our operations.

We have conducted substantial negotiations with a prospective Chinese manufacturing company.  However, we have not entered into a final agreement for the manufacture of our product.  We expect to contract with one manufacturing company in China for the production of the PocketFinder™ device.  Any significant problem one of those companies or its suppliers experiences could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative source of supply.  Any delay or interruption would likely lead to a delay or interruption in the production and could negatively affect our operations.  In addition, while we will make every effort to protect our intellectual property in the hands of such manufacturers, in the past there have been many instances reported of the unauthorized use of intellectual property, or theft of such, by some Chinese manufacturing companies or persons working for them.

If product liability lawsuits are successfully brought against us, we may incur substantial damages and demand for the potential products may be eliminated or reduced.

Faulty operation of our PocketFinder™ device could result in product liability claims.  Regardless of their merit or eventual outcome, product liability claims may result in

•           decreased demand for the PocketFinder™ device or its withdrawal from the market;
•           injury to our reputation and significant media attention;
•           costs of litigation; and
•           substantial monetary awards to plaintiffs.

We have arranged to procure product liability insurance in the amount of $10,000,000 at launch.  Although this meets retailer requirements for product liability coverage, this coverage may not be sufficient to fully protect us against product liability claims.  We intend to expand our product liability insurance coverage as sales of our products expand.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products and expose us to liability in excess of our coverage.

If we fail to adequately protect our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing devices.

Our intellectual property rights cover certain products and methods of manufacturing and using these products.  Our commercial success will depend in part on our success in obtaining patent protection for our key products or processes.  Our patent position, like that of other technology companies, is highly uncertain.  One uncertainty is that the United States Patent and Trademark Office, or USPTO, may deny or require significant narrowing of claims made under our patent applications.

The USPTO, as well as patent offices in other jurisdictions, has often required that patent claims reciting technology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting their scope of protection. Further, technology that is disclosed in patent applications is ordinarily published before it is patented. As a result, if we are not able to get patent protection, we will not be able to protect that technology through trade secret protection. Thus, if we fail to obtain patents having sufficient claim scope or fail to adequately protect our trade secrets, we may not be able to exclude competitors from using our key products or processes.

Even if the USPTO grants patents with commercially valuable claim scope, our ability to exclude competitors will subsequently depend on our successful assertion of these patents against third party infringers and our successful defense of these patents against possible validity challenges.  Our competitors, many of which have substantial resources and have made significant investments in competing technologies, may make, use or sell our proprietary products or processes despite our intellectual property.  Litigation may be necessary to enforce our issued patents or protect our trade secrets.  The prosecution of intellectual property lawsuits is costly and time- consuming, and the outcome of such lawsuits is uncertain.  An adverse determination in litigation could result in narrowing of our scope of protection or the loss of our intellectual property, thereby allowing competitors to design around or make use of our intellectual property and sell our products in some or all markets.  Thus, if any of our patents are invalidated or narrowed in litigation, we may not be able to exclude our competitors from using our key technologies.

Another risk regarding our ability to exclude competitors is that our issued patents or pending applications could be lost or narrowed if competitors with overlapping technologies provoke an interference proceeding (determination of first to invent) at the USPTO.  The defense and prosecution of interference proceedings are costly and time-consuming to pursue, and their outcome is uncertain.  Similarly, a third party may challenge the validity of one or more of our issued patents by presenting evidence of prior publications to the USPTO and requesting reexamination of such patent(s).  Thus, even if we are able to obtain patents that cover commercially significant innovations, one or more of our patents may be lost or substantially narrowed by the USPTO through an interference or reexamination proceeding.  Consequently, we may not be able to exclude our competitors from using our technologies.

Third party patents, or extensions of third party patents beyond their normal expiration dates, could prevent us from making, using or selling our preferred products and processes, or require us to take license(s), or require us to defend against claims of patent infringement.

We may have a limited opportunity to operate freely.  Our commercial success will depend in part on our freedom to make, use and sell our products.  If third party patents have claims that cover any of these products, then we will not be free to operate as described in our business plan, without invalidating or obtaining license(s) to such patents.  We may not be successful in identifying and invalidating prior claims of invention.  Similarly, a license may be unavailable or prohibitively expensive. In either case, we may have to redesign our products.  Such redesign efforts may take significant time and money, and such redesign efforts may fail to yield commercially feasible options.  If we are unable to develop products or processes that lie outside the scope of the third party’s patent claims, and we continue to operate, then we may be faced with claims of patent infringement, wherein the third party may seek to enjoin us from continuing to operate within our claim scope and seek monetary compensation for commercial damages resulting from our infringing activity.

The technology industry has been characterized by extensive patent litigation and companies have employed intellectual property litigation to gain a competitive advantage.

The defense of patent infringement suits is costly and time-consuming and their outcome is uncertain.  An adverse determination in litigation could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets.  Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties.  Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all.  Thus, as discussed above, if third party patents cover any aspect of our products, then we may lack freedom to operate in accordance with our business plan.  Among such patents are various patents owned by third parties that cover the manufacture, sale and use of various forms of wireless technology.  If necessary, we believe we can avoid possible infringement of these patents by designing around them, obtaining licenses or delaying entry into certain markets, until expiration of the relevant patents. Nevertheless, there remains some risk arising from these patents.

If any of our key senior executives discontinue their employment with us, our efforts to develop our business may be delayed.

We are highly dependent on the principal members of our management team and the loss of our Co-President and Chief Executive Officer, David Morse, or our Co-President and Chief Development Officer, Joseph Scalisi, or our Chief Operating Officer and Secretary, Desiree Mejia, could significantly impede the achievement of our development efforts and objectives.

We may not be able to obtain the licenses and consents from governmental agencies or other holders of intellectual property that are necessary for our business plan to be accomplished.

The utilization or other exploitation of the products and services developed by us may require us to obtain licenses or consents from government regulatory agencies or from other producers or other holders of patents, copyrights or other similar rights relating to our products and services.  In the event we are unable, if so required, to obtain any necessary license or consent on terms and conditions which we consider to be reasonable, we may be required to stop developing, utilizing, or exploiting products and services affected by government regulation or by patents, copyrights or similar rights.  In the event we are challenged by a government regulatory agency, or by the holders of patents, copyrights or other similar rights, there can be no assurance that we will have the financial or other resources to defend any resulting legal action, which could be significant.

We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.  Although we may take steps to protect our unpatented trade secrets, our technology and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors.  There can be no assurance that (i) these agreements will not be breached, (ii) we would have adequate remedies for any breach; or (iii) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.  There is also no assurance that our actions will be sufficient to prevent imitation or duplication of either of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

Rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements which characterize the telecommunications industries, would adversely affect our financial condition if we are not able to respond with upgrades or changes that are acceptable to the market.

Our future success will depend upon its ability to enhance the technologies and to develop and introduce new products and technologies that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance.  We may determine that, in order to remain competitive, it is in its best interests to introduce new products and technologies and to cease exploitation of the technologies.  It is doubtful that we would be able to maintain operations should changes render the technologies obsolete or should we determine that the technologies are unexploitable.

Our financial success will depend on continued growth in use of wireless telecommunications products, as well as the ability of the wireless networks we plan to use to withstand natural and other disasters.

Our future success is at least partially dependent upon continued growth in the use of wireless telecommunications products.  The PocketFinder™ may not prove to be viable commercial products for a number of reasons, including lack of acceptable functionality, potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements.  To the extent that PocketFinder experiences significant growth in the number of users and use, there can be no assurance that our infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of our system will not be adversely affected by this continued growth.  If use of the PocketFinder™ does not increase, or if our infrastructure does not effectively support growth that may occur, our business, operating results and financial condition may be materially and adversely affected.

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit the use of our products.  Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage our communications hardware and computer hardware operations for our products and services and cause interruptions in our services.  If any of these circumstances were to occur, our business could be harmed.  Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

The potential for conflicts of interest exists among the company and affiliated persons for future business opportunities that may not be presented to the company.

The company’s officers and Managing Members may engage in other activities.  Our officers and employees may have conflicts of interest in allocating time, services, and functions between other business ventures in which those persons may be or may become involved.  Our officers, however, believe that we will have sufficient staff, consultants, employees, agents, contractors and managers to adequately conduct our business.

An investor might lose its entire investment if the company is dissolved and liquidated.

In the event of dissolution of the company, the proceeds realized form the liquidation of the company’s assets, if any, will be distributed to our Shareholders only after satisfaction of claims of our creditors.  The ability of the Shareholder to recover all or any portion of his or her purchase price for the Shares in that event will depend on the amount of funds realized and the claims to be satisfied therefrom.

We may require additional cash to implement our business strategies, including cash for (i) payment of increased operating expense and (ii) additional implementation of those business strategies.  No assurance can be given, however, that we will have access to additional funds in the future, or that additional funds will be available on acceptable terms and conditions to satisfy our cash requirements to implement our business strategies.  Our inability to obtain acceptable financing could have a material adverse effect on our results of operations and financial condition.

Our production and operating costs may be greater than anticipated.

We have used reasonable efforts to assess and predict costs and expenses.  However, there can be no assurance that implementing our business plan may not require more employees, capital equipment, supplies or other expenditure items than management has predicted.  Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than our estimated, which could result in sustained losses.

Risks Related to Owning Our Common Stock

Our common stock is quoted on the OTC Bulletin Board for trading, and we expect that the price of our common stock will fluctuate substantially.

Our stock will be available for trading on the OTC Bulletin Board for the foreseeable future.  An active public trading market may not develop or, if developed, may not be sustained.  The market prices for securities of technology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  The market price of our common stock will be affected by a number of factors, including:

•           product liability claims or other litigation;
•           the announcement of new products or product enhancements by us or our competitors;
•           quarterly variations in our or our competitors’ results of operations;
•           changes in earnings estimates or comments by securities analysts;
•           developments in our industry;
•           developments in patent or other proprietary rights;
•           general market conditions; and
•           future sales of common stock by existing stockholders.

If any of the above-listed risks occur, it could cause our stock price to fall dramatically and may expose us to class action securities lawsuits which, even if unsuccessful, would be costly to defend and a distraction to management.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market following this report could harm the market price of our common stock.  There are approximately 18,384,500 shares of our common stock currently available for resale under Rule 144.  In total, there are approximately 31,539,544 shares of our common stock (either outstanding or issuable upon conversion of our convertible notes and outstanding options or warrants) that will be available for resale under Rule 144 in the last calendar quarter of 2008.  As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price.

Our principal shareholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 73.92% of our outstanding common stock.  These shareholders intend to act together although they have not signed an agreement to do so.  If they act together, they will be able to control our management and affairs in all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interest of our other shareholders.

In selling our convertible notes, we may have violated the registration requirements of the Securities Act of 1933 (“Securities Act”) which, if it occurred, would give noteholders a right to rescind their purchases.

In 2007, we sold convertible notes each bearing interest at a rate of 8%.  The proceeds raised from the sale of these notes have been used for research and development, as well as operating costs.  The notes were sold to accredited investors.  We made these sales in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and similar state exemptions.  Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty due to the fact that we may not have complied with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the SEC.  Thus, it is possible that the sale of the convertible notes may have violated the registration requirements of the Securities Act. As to those sales, a right of rescission may exist on which the statute of limitations has not run.  For those noteholders that elect to convert to common stock, we may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted.  Assuming all noteholders convert their notes to common stock, if these sales had to be rescinded, our total potential liability could be $4,892,000 plus interest that may be accrued.  That liability would extend for up to three years (five years in California) after the date of the sale of the applicable convertible note that was converted to common stock.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  For example, as a result of being a public company, we intend to add independent directors, create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures.  In addition, we will incur additional costs associated with our public company reporting requirements.  We also expect these rules and regulations to make it difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.  We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If our common stock becomes subject to the SEC’s penny stock rules, our stockholders may find it difficult to sell their stock.

If the trading price of our common stock is less than $5.00 per share, our common stock will be subject to the SEC’s penny stock rules.  Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction.  The firm must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules.  Consequently, if our common stock becomes subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

Item 2.  Description of Property

Our executive, administrative and operating offices are located at 4989 East La Palma Avenue, Anaheim, California 92807.  Our office space is approximately 3,697 square feet and consists of six offices and eight work area cubicles.  The term of our lease is three years beginning in June 2006 and ending June 30, 2009.  We currently pay rent of $6,092.65 per month (increasing to $6,275 as of July 1, 2008) plus reasonable utilities and associated common space costs.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.  Our facility also offers the ability to piggyback onto onsite and well established medical and assisted living fulfillment and distribution capacity if we desire.

Item 3.  Legal Proceedings

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and
Small Business Issuer Purchases of Equity Securities.

Market Information.  Our common shares are traded in the over-the-counter market on the OTC Bulletin Board under the symbol “LBAS.”  This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices for our stock on a quarterly basis since trading commenced and is based on information available from the Research Library Department of Pink Sheets LLC.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or conversion, and may not represent actual transactions.  All trading activity, if any, was based solely on the business of SRI as it existed prior to closing the Exchange Transaction which resulted in the business of Old LBT becoming the only business of SRI/New LBT.

	Inception of Trading
	through August 31, 2007
	High Bid	Low Bid
Fiscal Quarter ended February 28	*	*
Fiscal Quarter ended May 31.65		.65
Fiscal Quarter ended August 31	3.02	2.99
* No trading information reported.

Reports to Security Holders.  We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information with respect to outstanding options and warrants as of November 20, 2007, pursuant to compensation plans (including individual compensation arrangements) under which equity securities of New LBT are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	(1)	--	--
Equity compensation plans not approved by security holders	6,750,000(1)(2)	1.04	750,000(3)
Total

(1)
Pursuant to stock options granted by Old LBT to Messrs, Morse and Scalisi, and Ms. Mejia, which options were assumed by New LBT when Old LBT was merged into New LBT, each holds an option to purchase up to 2,000,000 shares of New LBT common stock at $1 per share.  Options to purchase 1,000,000 shares each are exercisable when we achieve 100,000 customers, and the remaining options to purchase 1,000,000 shares each are exercisable when we achieve a total of 250,000 customers.  All such options vest on a change of control of New LBT.  The options expire ten years from the date of  performance goal achieved.

(2)
Pursuant to warrants issued by Old LBT to Northstar Investments, Inc. for certain consulting services, which warrants were assumed by New LBT when Old LBT was merged into New LBT.  Northstar Investments, Inc. holds one warrant to purchase 500,000 shares at $1 per share, and one warrant to purchase 250,000 shares at $2 per share.  These warrants are currently exercisable.  Both are void at the end of five years, or August 14, 2012, and contain standard anti-dilution provisions.

(3)
The plan was assumed by New LBT when Old LBT was merged into SRI/New LBT.  The plan reserves 750,000 shares for issuance pursuant to options or stock awards.  No awards have been made under the plan as of the date of this report.

Record Holders. As of November 20, 2007, there were 42 holders of record of our common stock. Many of such holders of record are brokers, dealers, bank and other entities (so-called "street name" holders) that hold our stock as nominees in a fiduciary capacity for the beneficial owners of such stock. We do not know how many beneficial holders are represented by such "street name" holders. However, pursuant to applicable SEC rules, as of November 20, 2007, 525 of such beneficial owners had not objected to the disclosure of their individual identities to us.

Recent Sales of Unregistered Securities.  Previously reported in Current Report on Form 8-K filed with the SEC on October 12, 2007, as amended and filed with the SEC on October 31, 2007.

Re-Purchase of New LBT Equity Securities.  None

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Information in this registration statement contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

RESULTS OF OPERATIONS

For the year ended August 31, 2007 as compared to the year ended August 31, 2006.

Revenues.

We have not generated revenues for the years ended August 31, 2007 or August 31, 2006.

Operating Expenses.

For the year ended August 31, 2007, our total operating expenses were $1,183,733 as compared to total operating expenses of $728,461 for the year ended August 31, 2006.  The increase in operating expenses is attributed to the following:

•
A significant increase in research and development costs for the year ended August 31, 2007, to $447,022 as compared to $66,564 for the year ended August 31, 2006 as significant efforts were made to develop and build the first prototypes and development of the website and mapping interface services.

•
An increase in financing commissions related to raising capital to finance our business plan.  Such financing commissions totaled $189,184 for the year ended August 31, 2007, while there were no such commissions for the year ended August 31, 2006.

•
An increase in general and administrative costs to $188,016 for the year ended August 31, 2007 as compared to $22,326 for the year ended August 31, 2006, is mainly due to an overall increase in professional legal, accounting and consulting professional fees.

•
A decrease in officer compensation to $360,000 for the year ended August 31, 2007, as compared to $495,000 for the year ended August 31, 2006.  During the year ended August 31, 2006, officers received $150,000 of non-cash compensation whereas there was no such compensation for the year ended August 31, 2007.

•
An increase in rent to $71,992 for the year ended August 31, 2007, as compared to $27,242 for the year ended August 31, 2006.  The increase is the result of a full year of rent for the year ended August 31, 2007, as compared to a partial year of rent for the year ended August 31, 2006.

Other Income.

For the year ended August 31, 2007, we reported net interest expense of $320,414 as compared to $53,535 for the year ended August 31, 2006.  The reported increase is attributed to the recognition of a full year of interest on a certain note payable for the year ended August 31, 2007, as compared to a partial year of interest recognized for the year ended August 31, 2006.

Net Loss.

For the year ended August 31, 2007, we reported a net loss of $1,505,747 as compared to a net loss of $783,596 for the year ended August 31, 2006, due to an increase in operating expenses as discussed above.

Liquidity and Capital Resources.

We had cash and cash equivalents of $3,671,900 as of August 31, 2007, as compared to cash of $3,568 as of August 31, 2006.  We had significantly more cash as of August 31, 2007, as a result of capital raising efforts whereby the Company executed $4,892,000 in convertible notes payable during the year ended August 31, 2007.  Prepaid expenses totaled $53,526 as of August 31, 2007, and primarily consisted of various professional fee retainers.  Deferred offering costs totaling $446,776 were recognized as of August 31, 2007, as a result of the aforementioned capital raising efforts.

As of August 31, 2007, the total of our property and equipment, less accumulated depreciation, was a net value of $371,566, compared to the net value of $1,650 for our property and equipment, less accumulated depreciation, as of August 31, 2006.  The increase is primarily due to the development of the website and database during the year ended August 31, 2007.

Other assets, consisted of patents, trademarks and deposits, amounted to $1,001,357 as of August 31, 2007, as compared to $922,000 as of August 31, 2006.  The increase is the result of increased legal fees to obtain and secure additional patents and trademarks.

Our total assets as of August 31, 2007, were $5,545,125 as compared to our total assets as of August 31, 2006, which were $927,218.  The increase in our total assets as between the two years was due primarily to an increase in cash and cash equivalents, deferred offering costs, and property and equipment as of August 31, 2007.

As of August 31, 2007, our accounts payable and accrued expenses, including accrued officer compensation, were $1,133,975 as compared to $319,694 as of August 31, 2006.  The increase in accounts payable and accrued expenses, including accrued officer compensation, as of August 31, 2007 is primarily due to the accrual of significant financing commissions, legal and accounting fees.

Notes payable and convertible notes payable, including related accrued interest, totaled $5,874,305 as of August 31, 2007, as compared to $975,035 as of August 31, 2006.  The increase is primarily due to the execution of convertible note payable agreements totaling $4,892,000 during the year ended August 31, 2007.  We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in research and development expenses and the increases in legal and accounting costs we expect due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

PLAN OF OPERATIONS

Cash Requirements.

We are a wireless technology company focused on development of a new personal location device system (the PocketFinder Personal Locator or PocketFinder™) for retail distribution.  We are a development-stage company, and we expect the initial launch of the PocketFinder™ during the first calendar quarter of 2008.  Since our inception, we have generated significant losses.  As of August 31, 2007, we had an accumulated deficit of $2,289,343.  We expect to incur continual losses until sometime in calendar year 2009, although we expect to begin generating revenues sometime during the first six months of calendar 2008.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of August 31, 2007, we had $3,671,900 in cash, cash equivalents and short-term investments.  We believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of operations for the next six months only, assuming that essentially all of our remaining outstanding convertible notes which are convertible at the option of those Noteholders are converted in fact to common stock.  If such conversion does not occur, we will need to obtain extensions from those Noteholders who do not convert or raise up to approximately $2,100,000 to repay those notes.

Over the next six months, we expect to devote approximately $1,500,000 to complete our research and development efforts to include all aspects of hardware, software and interface customization, and website development.  In addition, during that time period we expect to expend approximately $331,000 (exclusive of cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder™.  We expect to fund general overhead requirements through anticipated cash starting sometime in the first four months of calendar 2008 although there is no assurance that we will be successful in that regard.

We expect to have to raise additional funds in the coming 12 months to purchase and maintain inventory and for related purposes such as packaging, shipping and direct sales and marketing costs.  We are not able to estimate the amount of funds necessary as it will be determined by the volume represented by purchase orders from major retailers who desire to sell our product.

Our funding requirements will depend on numerous factors, including:

•	Costs involved in the completion of the hardware, software and interface customization, and website necessary to commence the commercialization of the PocketFinder Personal Locator;
•	The costs of outsourced manufacturing;
•	The costs of commercialization activities, including product marketing, sales and distribution; and
•	Our revenues, if any from successful commercialization of the PocketFinder Personal Locator.

As noted above, based on budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements through April, 2008.  If our existing resources prove to be insufficient to satisfy our liquidity requirements during that timeframe, we will need to raise additional external funds through the sale of additional equity or debt securities.  Our financing requirements would be accelerated to the extent that convertible notes are not converted as expected.  In any event, as noted above, we will need to raise additional funds during the next 12 months to finance the acquisition of initial inventory and related expenses.  The sale of additional equity securities will result in additional dilution to our shareholders.  Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Proposed Product Research and Development.

During the last calendar quarter of 2007, we plan to complete all development necessary for the initial launch of the PocketFinder™ and to prepare for its production and manufacture.  Concurrently, stress testing of our “back office” systems will be conducted and sales and marketing efforts will commence.  We expect that our first purchase orders will be secured late in 2007 and that we will be prepared to deliver product to retailers in the first quarter 2008, although there can be no assurance that we will meet that target time period.

Plant and Equipment; Employees.

We do not plan to purchase or sell any significant equipment, plant or properties during the foreseeable future.  Our business operations are based on a strategic outsourcing model, thereby negating the need for additional plant and equipment, or employees.  Thus, we do not anticipate hiring any significant number of additional employees during the next 12 months.

Off-Balance Sheet Arrangements.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7.  Financial Statements

As noted in “Item 1. Description of Business,” Springbank Resources, Inc. acquired the stock of Location Based Technologies, Corp. in October 2007, shortly after the end of its fiscal year.  Immediately prior to that acquisition, Springbank Resources, Inc. disposed of substantially all of its assets so that, as of the date of the acquisition, it was a shell company. Immediately after the acquisition, Location Based Technologies, Corp. was merged into Springbank Resources, Inc., and the name of the business was changed to Location Based Technologies, Inc.  In order to provide readers with a complete financial picture, we are including the audited financial statements of both Springbank Resources, Inc. at August 31, 2007 and the audited financial statements of Location Based Technologies, Corp. at August 31, 2007. As noted in “Item 1. Description of Business,” on a going forward basis, the only business of the company is the business of Location Based Technologies, Inc.

LOCATION BASED TECHNOLOGIES CORP.
(FORMERLY POCKETFINDER, INC.)
AND SUBSIDIARY
(A Development Stage Company)

FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT REGISTERED
ACCOUNTING FIRM

FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006
 AND FOR THE PERIOD FROM INCEPTION
(SEPTEMBER 16, 2005) THROUGH August 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Location Based Technologies Corp. (formerly PocketFinder, Inc.) and Subsidiary
Anaheim, California

We have audited the accompanying balance sheets of Location Based Technologies Corp. (a development stage company) and subsidiary, as of August 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for years then ended and the period from inception (September 16, 2005) through August 31, 2007.  These financial statements are the responsibility of the Companies’ management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Companies are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Location Based Technologies Corp. and subsidiary, as of August 31, 2007 and 2006, and the results of operations and cash flows for the years then ended and the period from inception (September 16, 2005) through August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Mendoza Berger & Company, LLP

Irvine, California
November 7, 2007

LOCATION BASED TECHNOLOGIES CORP. (Formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	August 31, 2007	August 31, 2006
Current assets
Cash and cash equivalents	$3,671,900	$3,568
Prepaid expenses	53,526	-
Deferred offering costs	446,776	-

Total current assets	4,172,202	3,568

Property and equipment, net of accumulated depreciation	371,566	1,650

Other assets
Patents and trademarks	994,297	914,940
Deposits	7,060	7,060

Total other assets	1,001,357	922,000

Total assets	$5,545,125	$927,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$680,000	$15,269
Accrued officer compensation	453,975	304,425
Advances from officer	25,020	19,085
Notes payable, related party	803,500	50,000
Accrued interest, related party notes payable	120,599	-
Convertible notes payable	4,892,000	-
Accrued interest, convertible notes payable	58,206	-

Total current liabilities	7,033,300	388,779

Notes payable, related party	-	871,500
Accrued interest, related party	-	53,535

Total liabilities	7,033,300	1,313,814

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Common stock, $0.00001 stated value; 200,000,000 shares
authorized; 17,575,000 and 75,000 shares issued and outstanding
at August 31, 2007 and 2006, respectively	176	1
Common stock to be issued	-	2
Additional paid-in capital	800,992	396,997
Deficit accumulated during development stage	(2,289,343)	(783,596)

Total stockholders’ equity (deficit)	(1,488,175)	(386,596)

Total liabilities and stockholders’ equity	$5,545,125	$927,218

See accompanying notes to financial statements

LOCATION BASED TECHNOLOGIES CORP. (Formerly PocketFinder, Inc.)
AND SUBSIDIARY
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period
			from inception
	Year Ended August 31,		(Sept. 16, 2005)
	2007	2006	to Aug. 31, 2007

Net revenue	$-	$-	$-

Operating expenses
General and administrative	188,016	22,326	210,342
Officer compensation	360,000	495,000	855,000
Professional fees	116,703	117,329	234,032
Rent	71,992	27,242	99,234
Research and development	447,022	66,564	513,586

Total operating expenses	1,183,733	728,461	1,912,194

Other income (expense)
Interest expense, net	(320,414)	(53,535)	(373,949)

Net loss before income taxes	(1,504,147)	(781,996)	(2,286,143)

Provision for income taxes	1,600	1,600	3,200

Net loss	$(1,505,747)	$(783,596)	$(2,289,343)

See accompanying notes to financial statements

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
 (A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 16, 2005) THROUGH AUGUST 31, 2007

					Deficit
	Common Stock				Accumulated	Total
	Number of Shares	Common Stock To Be Issued	Amount	Additional Paid-In Capital	During Development Stage	Stockholders’ Equity (Deficit)
Balance, September 16, 2005	-	$-	$-	$-	$-	$-

Cash received for 20,000 shares of common stock to be issued, November 30, 2005	-	-	-	20,000	-	20,000

Cash received for 30,000 shares of common stock to be issued for services, November 30, 2005	-	-	-	30,000	-	30,000

Cash received for 25,000 shares of common stock to be issued, March 14, 2006	-	-	-	25,000	-	25,000

Cash received for 50,000 shares of common stock to be issued, August 4, 2006, net of offering costs	-	1	-	46,999	-	47,000

Cash received for 50,000 shares of common stock to be issued, August 18, 2006	-	1	-	49,999	-	50,000

Issuance of common stock for services, July 2006	75,000	-	1	74,999	-	75,000

Additional paid-in capital in exchange for services	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	(783,596)	(783,596)

Balance, August 31, 2006	75,000	2	1	396,997	(783,596)	(386,596)

Issuance of common stock, net of offering costs, for cash, September 2006	150,000	-	2	110,748	-	110,750

Issuance of common stock, net of offering costs, for cash, November 2006	30,000	-	-	22,500	-	22,500

Issuance of common stock, net of offering costs, for cash, February 2007	250,000	-	2	181,998	-	182,000

Issuance of common stock, net of offering costs, for cash, March 2007	25,000	-	-	18,750	-	18,750

Issuance of 175,000 shares of common stock, June 2007	175,000	(2)	2	-	-	-

Issuance of 55,000 shares of common stock for cash proceeds of $55,000, June 2007	55,000	-	1	54,999	-	55,000

Issuance of 16,800,000 shares of common stock for cash proceeds of $168, June 2007	16,800,000	-	168	-	-	168

Issuance of common stock for conversion of note payable, August 2007	15,000	-	-	15,000	-	15,000

Net loss	-	-	-	-	(1,505,747)	(1,505,747)

Balance, August 31, 2007	17,575,000	$-	$176	$800,992	$(2,289,343)	$(1,488,175)

 See accompanying notes to financial statements

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
			from inception
	For the years ended August 31,		(Sept. 16, 2005)
	2007	2006	to Aug. 31, 2007
Cash flows from operating activities
Net loss	$(1,505,747)	$(783,596)	$(2,289,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,951	150	2,101
Issuance of shares of common stock for services	-	255,000	255,000
Changes in operating assets and liabilities
Increase in prepaid expenses	(53,526)	-	(53,526)
Increase in deferred offering costs	(446,776)	-	(446,776)
Increase in deposits	-	(7,060)	(7,060)
Increase in accounts payable and accrued expenses	664,731	15,269	680,000
Increase in accrued officer compensation	149,550	304,425	453,975
Increase in accrued interest	125,270	53,535	178,805

Net cash used in operating activities	(1,064,547)	(162,277)	(1,226,824)

Cash flows from investing activities
Purchase of property and equipment	(371,867)	(1,800)	(373,667)
Additions to patent and trademarks	(79,357)	(14,940)	(94,297)

Net cash used in investing activities	(451,224)	(16,740)	(467,964)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	404,168	-	404,168
Proceeds from common stock to be issued	-	142,000	142,000
(Repayments) / advances from officer	5,935	19,085	25,020
Proceeds from convertible notes payable	4,892,000	-	4,892,000
Proceeds from notes payable, related party	-	50,000	50,000
Repayment on notes payable, related party	(118,000)	(28,500)	(146,500)

Net cash provided by financing activities	5,184,103	182,585	5,366,688

Net increase in cash and cash equivalents	3,668,332	3,568	3,671,900

Cash and cash equivalents, beginning of period	3,568	-	-

Cash and cash equivalents, end of period	$3,671,900	$3,568	$3,671,900

Supplemental disclosure of cash flow information
Income taxes paid	$-	$800	$800
Interest paid	$-	$-	$-

Supplementary disclosure of noncash financing and investing activities:
Issuance of shares of common stock for services	$-	$255,000	$255,000
Acquisition of patents for note payable	$-	$900,000	$900,000
Issuance of common stock for conversion of note payable	$15,000	$255,000	$270,000

See accompanying notes to financial statements

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Location Based Technologies Corp. (formerly PocketFinder, Inc.) (the “Company” “LBT”) was incorporated under the laws of the State of California on September 16, 2005. On July 7, 2006, the Company established PocketFinder, LLC (“LLC”), a California Limited Liability Company.  On May 29, 2007, PocketFinder, Inc. filed amended articles with the Secretary of State to change its name to Location Based Technologies Corp.

Merger

On August 24, 2007, Location Based Technologies Corp. (formerly PocketFinder, Inc.) merged with PocketFinder, LLC.  The merger was approved by the shareholders of Location Based Technologies Corp. and PocketFinder, LLC by unanimous written consent.  Location Based Technologies Corp. was the survivor of the merger with PocketFinder, LLC.

Each Class A Membership Unit of the LLC was converted into 50,000 shares of common stock of the Company or fraction thereof and each Class C Membership Unit of the LLC was cancelled.  Upon consummation of the merger, 10.9 Class A Membership Units of the LLC were converted into 545,000 shares of common stock of the Company.

Nature of Business

The Company is in the development stage of creating PocketFinder personal locators. PocketFinders are small personal location devices designed to give parents, guardians, and pet owners peace of mind. Utilizing the U.S. Department of Defense’s multi-billon dollar Global Positioning System (GPS) satellites and existing wireless technology, our team of engineers have developed technology which allows our network of members to locate anyone carrying our device, whether that person is inside of a building/structure or in the great outdoors (Systems and Method Patent pending). PocketFinders are small, rugged, and water tight. The devices can be used to locate children, elderly or disabled persons and pets as well as for the tracking of valued personal property.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The cash and cash equivalent balances at August 31, 2007 are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.  At August 31, 2007, the Company had uninsured cash deposits in excess of the Federal Deposit Insurance Corporation insurance limit totaling $3,606,332.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 3 to 5 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. As of August 31, 2007 and 2006, the Company has capitalized $79,357 and $12,540 for patent related expenditures, respectively. As of August 31, 2007 and 2006, the Company has capitalized $3,725 and $2,400 for trademark related expenditures, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued by the United States Patent Office  and placed in service by the Company.  Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of August 31, 2007, the Company did not deem any of its long-term assets to be impaired.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."  For the years ended August 31, 2007 and 2006, the Company incurred $447,022, and $66,564 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  The Company has included its $800 franchise fee in its provision for income taxes for each of the years ended August 31, 2007 and 2006.

The LLC has elected to be treated as a partnership for tax purposes.  Accordingly, income taxes are borne by the members and the LLC is subject to state limited liability company fees.  The LLC has accrued and included its minimum tax of $800 in its provision for income taxes for each of the years ended August 31, 2007 and 2006.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FASB Interpretation No. 48– In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the potential effect of FIN 48 on its financial statements.

SFAS No. 157– In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently assessing the potential effect of SFAS 157 on its financials statements.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 158– In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

SAB No. 108– In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 159– In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

2.	PROPERTY AND EQUIPMENT

Property and equipment at August 31, consists of the following:

	2007	2006

Website development costs	$361,825	$-
Computer and video equipment	10,076	1,800
Office furniture	1,766	-
	373,667	1,800

Less: accumulated depreciation	(2,101)	(150)

Total property and equipment	$371,566	$1,650

Depreciation expense for the years ended August 31, 2007 and 2006 amounted to $1,951 and $150, respectively.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

3.	CONVERTIBLE NOTES PAYABLE

From March 2007 through August 2007, the LLC entered into convertible note agreements totaling $4,892,000.  Under the terms of the agreements, amounts borrowed must be repaid by March 31, 2008 and accrue interest at the rate of 8% per annum.  At the option of the Company or the convertible note holder, the notes plus any accrued and unpaid interest may be converted into shares of the Company’s common stock on the basis of $1.00 per share or Class A Membership Units of the LLC on the basis of one Class A Membership Unit for each $50,000 of principal and/or interest converted.  The notes may be prepaid at any time, at the option of the Company, in whole or in part without penalty.

4.	NOTES PAYABLE – RELATED PARTY

On November 28, 2005, the Company entered into a promissory note agreement with the Company’s CEO and stockholder for $900,000 in exchange for the assignment of certain intellectual property and trademark rights. Under the terms of the promissory note agreement, the principal and any unpaid interest shall not become due until the Company attains financial stability, defined as strong revenue generation and cash flow.  Up to twelve quarterly payments may be made to fulfill payment of this note.  The note may be prepaid without premium or penalty. The note bears interest at 8% per annum and is payable at any time before the repayment date.  The note payable balance and accrued interest amounted to $803,500 and $871,500, respectively, at August 31, 2007. The note is secured by all intellectual property, trademarks, ongoing research and development and all other assets owned by the Company. (See Subsequent Events, Note 9)

On July 26, 2006, the Company entered into a promissory note agreement with a stockholder to obtain a loan for $50,000. Under the terms of the promissory note agreement, the principal and any unpaid interest shall be repaid at the earlier of six months, or when the Company raises funds in excess of $100,000 towards the current funding round.  The note may be prepaid without premium or penalty. The note bears interest at 10% per annum and is payable at any time before the repayment date.  Payments made on this note totaled $35,000 for the year ended August 31, 2007.  In August 2007, the $15,000 note payable balance was converted into 15,000 shares of common stock.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

5.	COMMITMENTS AND CONTINGENCIES

Consulting Agreement

In July 2007, the LLC entered into a financial consulting agreement whereby the consultant will be compensated as follows: a) 2% of the Company’s first Ten Million Dollars of sales and 1% of the second Ten Million Dollars of Sales, b) assuming a change to corporate form for the LLC, grant of options or warrants to purchase 500,000 common  shares at $1.00 per share, expiring five years after date of grant and options or warrants to purchase 250,000 common shares at $2.00 per unit, expiring five years after date of grant. The agreement expires July 16, 2010.

Operating Leases

The Company leases its office space under an operating lease expiring on June 30, 2009.

Total rental expense on operating leases for the year ended August 31, 2007 and 2006 was $71,992 and $27,242, respectively.

As of August 31, 2007 the future minimum lease payments are as follows:

For the Years Ending August 31,
2008	$82,662
2009	70,598

Total	$153,260

6.	EQUITY

Common Stock

All shares of common stock for amounts received during the period from inception (September 16, 2005) through August 31, 2006 were issued in June 2007.

In November 2005, the Company performed a private placement and agreed to issue 20,000 shares of common stock at $1.00 per share for an aggregate total of $20,000.

In November 2005, the Company agreed to issue 30,000 shares of its common stock in exchange for legal services related to patents.  The shares were valued at $30,000, which represents the fair market value on the date the services were rendered.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

6.	EQUITY (Continued)

Common Stock (Continued)

In March 2006, the Company performed a private placement and agreed to issue 25,000 shares of common stock at $1.00 per share for an aggregate total of $25,000.

In August 2006, the Company performed a private placement and agreed to issue 100,000 shares of common stock at $1.00 per share for an aggregate total of $100,000.  The Company received cash proceeds totaling $97,000.

In July 2006, the Company issued 75,000 shares of common stock in exchange for $25,000 of accounting services and $50,000 in legal services.  The shares were valued at $75,000, which represents the fair market value of the services provided on the date of issuance.

In July 2006, the Company received services valued at $150,000 and treated it as additional paid-in capital.

In September 2006, the Company issued 150,000 shares of common stock for net cash of $110,850 which is net of offering costs of $39,250, in cash proceeds.

In November 2006, the Company issued 30,000 shares of common stock for net cash of $22,500, which is net of offering costs of $7,500, in cash proceeds.

In February 2007, the Company issued 250,000 shares of common stock in exchange for net cash of $182,000, which is net of offering costs of $68,000, in cash proceeds.

In March 2007, the Company issued 25,000 shares of common stock in exchange for net cash of $18,750, which is net of offering costs of $6,250 in cash proceeds.

In June 2007, the Company issued 55,000 shares of common stock for $55,000 in cash proceeds.

In June 2007, the Company issued 16,800,000 shares of its common stock for cash proceeds of $168.

In August 2007, the Company issued 15,000 shares of common stock in exchange for the conversion of a $15,000 note payable.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

6.	EQUITY (Continued)

Merger

On August 29, 2007, to complete the merger of PocketFinder LLC into Location Based Technologies, Corp., the Company issued 545,000 shares of its common stock to the members of the LLC in exchange for the 10.9 Class A Membership Units then outstanding. Accordingly, the outstanding common stock amounts have been retroactively stated to reflect the merger within the Company’s financial statements.

7.	STOCK OPTIONS AND WARRANTS

On August 15, 2007, the Company issued a “Series A” warrant to a consultant to purchase 500,000 shares of the Company’s common stock at $1 per share and a “Series B” warrant to purchase 250,000 shares of the Company’s common stock at $2 per share.  Both warrants terminate at the earlier of August 14, 2012 or upon the Company’s sale and issuance of stock in a public offering with gross proceeds in excess of $10 million.  No warrants were exercised as of August 31, 2007.

8.	PROVISION FOR INCOME TAXES

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences arise from the difference between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and tax rates on the date of enactment.

The Company did not provide any current or deferred U.S. federal income taxes or benefits for any of the periods presented because the Company has experienced operating losses since inception. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn sufficient income to realize the deferred tax assets during the carry forward period.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

8.	PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of August 31, 2007 are as follows:

Net operating loss carry forward	$911,000
Valuation allowance	(911,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Tax at statutory rate	$39.83%
Valuation allowance	(39.83%)

$-

As of August 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $2,289,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

9.	SUBSEQUENT EVENTS

Stock Exchange Agreement

On August 31, 2007, the Company and its stockholders have agreed to enter into a stock exchange agreement and plan of reorganization (the “Agreement”) with Springbank Resources, Inc. (“SRI”) whereby SRI will acquire all of the issued and outstanding shares of the Company in exchange for shares of SRI’s common stock.

Subject to the terms and conditions of the Agreement, SRI agrees to issue, and the stockholders of the Company agree to accept 18,384,500 shares of SRI’s common stock in consideration for all of the issued and outstanding shares of the Company.  The shares of SRI’s common stock will be allocated to the shareholders of the Company in accordance with the Agreement. The stock exchange agreement was effectiveOctober 11, 2007.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

9.	SUBSEQUENT EVENTS (Continued)

Stock Exchange Agreement (Continued)

The former shareholders of LBT acquired control of the Company upon the closing of the share exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, LBT was considered the accounting acquiror, and the related business combination was considered a recapitalization of LBT rather than an acquisition by SRI. The historical financial statements prior to the agreement will be those of LBT, and the name of the consolidated company going forward will be Location Based Technologies, Inc.

Subsequent Events in Recapitalized Location Based Technologies, Inc.

On October 29, 2007, the Company elected to convert the outstanding balance on the promissory note agreement with the Company’s CEO and stockholder into common stock of the Company.  The note payable balance at August 31, 2007, totaling $803,500 was converted into 803,500 shares of the Company’s common stock.  In addition, interest on the note stopped accruing as of August 31, 2007.

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan.  The plan reserves 750,000 shares for issuance pursuant to options, grants of restricted stock or other stock-based awards.  The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board.

In September and October 2007, the Company entered into convertible note agreements totaling $350,000.  Under the terms of the agreements, amounts borrowed must be repaid by March 31, 2008 and accrue interest at the rate of 8% per annum.  At the option of the Company or the convertible note holder, the notes plus any accrued and unpaid interest may be converted into shares of the Company’s common stock on the basis of $1.00 per share or Class A Membership Units of the LLC on the basis of one Class A Membership Unit for each $50,000 of principal and/or interest converted.  The notes may be prepaid at any time, at the option of the Company, in whole or in part without penalty.

LOCATION BASED TECHNOLOGIES CORP. (formerly PocketFinder, Inc.)
AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

9.             SUBSEQUENT EVENTS (Continued)

Subsequent Events in Recapitalized Location Based Technologies, Inc. (Continued)

On October 9, 2007, a total of 6,000,000 stock options were issued to certain officers of the Company. Under the terms of the stock options, each officer was granted an option to purchase a total of 2,000,000 shares of the Company’s common stock at $1.00 per share.  Each officer’s options will vest at a rate of 1,000,000 options when the Company achieves 100,000 customers and the remaining 1,000,000 options when the Company achieves 250,000 customers.  All options vest on a change of control and expire ten years from the date of when the performance goal is achieved.  None of the options were exercisable as of August 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Springbank Resources, Inc.

We have audited the accompanying balance sheet of Springbank Resources, Inc. as of August 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, for the initial period ended August 31, 2006, and for the period from April 20, 2006 (inception) to August 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springbank Resources, Inc. as of August 31, 2007, and the results of its operations and its cash flows for the year then ended, for the initial period ended August 31, 2006, and for the period from April 20, 2006 (inception) to August 31, 2007, in conformity with generally accepted accounting principles of the United States of America.

The accompanying financial statements are presented assuming the company will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has sustained accumulated losses from operations totaling $205,000 at August 31, 2007, and has determined to sell its only operational asset. This condition, and the fact that the Company has had no significant sales of its products to  date, raise substantial doubt about its ability to continue as a going concern.  Management's plans to address these conditions are also set forth in Note 3 to the financial statements. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue.

Denver, Colorado
November 14, 2007
/s/ Comiskey & Company
PROFESSIONAL CORPORATION

Springbank Resources, Inc.
(A Development Stage Company)
BALANCE SHEET
August 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,476
Accounts receivable	4,827
Prepaid rent	1,100

Total current assets	10,403

Oil and Gas Properties held for sale (at net realizable value)	67,135

TOTAL ASSETS	$77,538

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,984
Accounts payable - JIB	67,135

Total current liabilities	77,119

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 5,162,500 shares issued and outstanding	205,423
Deficit accumulated during the development	(205,004)
stage

Total stockholders' equity	419

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,538

The accompanying notes are an integral part of the financial statements

Springbank Resources, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the years ended August 31, 2007 and 2006,
and for the period from Inception (April 20, 2006) to August 31, 2007

	Inception	For the	For the initial
	(April 20, 2006)	year ended	Period ended
	to August 31,	August 31,	August 31,
	2007	2007	2006

Revenues	$26,928	$26,928	$-

Expenses
Selling, general & administrative	83,224	82,602	622
Impairment of oil and gas properties	148,708	148,708	-

Total expenses	231,932	231,310	622

Net Loss	(205,004)	(204,382)	(622)

Accumulated Deficit

Balance, beginning of period	-	(622)	-

Balance, end of period	$(205,004)	$(205,004)	$(622)

Net Loss Per Share	$(0.05)	$(0.04)	$(0.00)

Weighted Average Number of
Shares Outstanding	3,887,374	4,706,765	1,825,000

The accompanying notes are an integral part of the financial statements

Springbank Resources, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from Inception (April 20, 2006) to August 31, 2007

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Common	Stock	During the	Total
	Number		Number		Stock	Subscriptions	Development	Stockholders
	Shares	Amount	Shares	Amount	Subscribed	Receivable	Stage	Equity

Balance April 20, 2006	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock for cash,
April 20, 2006, $0.0127 per share	-	-	1,825,000	23,250	-	(23,250)	-	-

Stock subscriptions
received, August 2006,
$0.085 per share	-	-	-	-	114,538	(110,396)	-	4,142

Net loss for the period	-	-	-	-	-	-	(622)	(622)

Balance, August 31, 2006	-	-	1,825,000	23,250	114,538	(133,646)	(622)	3,520

Issuance of stock for
oil and gas properties,
September 30, 2006	-	-	1,475,000	25,000	-	-	-	25,000

Issuance of stock for cash
and subscriptions receivable,
November 15, 2006	-	-	1,862,500	157,173	(114,538)	84,683	-	127,318

Collection of stock
subscriptions receivable
December 2006 and
January 2007	-	-	-	-	-	48,963	-	48,963

Net loss for the period	-	-	-	-	-	-	(204,382)	(204,382)

Balance, August 31, 2007	-	-	5,162,500	$205,423	$-	$-	$(205,004)	$419

The accompanying notes are an integral part of the financial statements

Springbank Resources, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the years ended August 31, 2007 and 2006,
and for the period from Inception (April 20,2 006) to August 31, 2007

	Inception	For the	For the Initial
	(April 20, 2006)	Year ended	Period ended
	to August 31,	August 31,	August 31,
	2007	2007	2006

Cash Flows from Operating Activities
Net Loss	$(205,004)	$(204,382)	$(622)
Adjustment to reconcile
net loss to net cash flow
from operating activities
Depletion	1,305	1,305	-
Impairment of oil and gas properties	148,708	148,708
Increase in accounts receivable	(4,827)	(4,827)	-
Increase in prepaid rent	(1,100)	(1,100)	-
Increase in accounts payable	9,984	8,605	-

Net Cash Flow from Operating Activities	(50,934)	(51,691)	(622)

Cash Flow from Investing Activities
Purchase of oil and gas properties	(125,013)	(125,013)	-

Net Cash Flow from Investing Activities	(125,013)	(125,013)	-

Cash Flow from Financing Activities
Shareholder Advances	-	(682)	682
Issuance of Common Stock	180,423	176,281	4,142

Net Cash Flow from Financing Activities	180,423	175,599	4,824

Net Increase in Cash
and Cash Equivalents	4,476	(1,105)	4,202

Cash and Cash Equivalents,
Beginning of Period	-	4,202	-

Cash and Cash Equivalents,
End of Period	$4,476	$3,097	$4,202

Non Cash Investing and Financing Activities:
In fiscal 2007, the Company issued stock valued at $25,000 in partial payment for an investment in oil and gas properties.

The accompanying notes are an integral part of the financial statements

Springbank Resources, Inc.
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

1.	Summary of Significant Accounting Policies

Development Stage Company
Springbank Resources, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2006.  The principal office of the corporation is 28581 Front Street, Suite 100, Temecula, CA 92590.

The Company is in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board since it has generated only limited revenue from its planned operational activities to date. In September 2006 and December 2006, the Company acquired working interests in five oil and gas wells in Pawnee County, Oklahoma.  The Company participated as a working interest owner of these wells from December 2006 to September 2007.  On August 31, 2007, the Company entered into an agreement with Energy Capture Corporation to sell all of its working interests in the oil and gas wells in exchange for the assumption by Energy Capture Corporation of approximately $67,135 of operating liabilities owed by the Company to the operator of the wells.

Loss per Share
Loss per share was computed using the weighted average number of shares outstanding during the period.  Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Statements of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Oil and Gas Properties
Oil and gas properties were amortized using the units of production method based on management's estimate of the amount of reserves remaining to be produced.

As of the balance sheet date, management had determined to sell its investment in oil and gas wells and has written down its investment in the wells to the amount of proceeds to be received in the sale.

Asset Retirement Obligations

Management's estimate of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties has been determined to be immaterial to the financial statements.

Income Taxes
Income taxes are accounted for in accordance with SFAS No. 109 Accounting for Income Taxes. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and natural gas properties for financial reporting purposes and income tax purposes, and for the effects of startup costs and non-benefited net operating loss carryforwards.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Springbank Resources, Inc.
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

1.	Summary of Significant Accounting Policies (continued)

Consideration of Other Comprehensive Income Items
SFAS 130 -- Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements.  For the period ended June 30, 2006, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

2.	Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) (“FIN 48”). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting or interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 becomes effective for the Company on September 1, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).  The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  This issuance is effective for fiscal year ends beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires reporting in earnings of unrealized gains and losses on items for which the fair value option is elected. The provisions of SFAS No. 159 are effective for the first fiscal quarter in fiscal 2009, although the FASB permits earlier adoption.

3.	Going Concern

Since inception, the Company has incurred $205,004 in cumulative losses from operations and has a working capital deficit of $66,716.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  As discussed in notes 6 and 7 of the financial statements, the Company sold its investment in oil and gas property and entered into a share exchange agreement with Location Based Technologies, Inc.

4.	Stockholders’ Equity

The Company has authorized a total of 100,000,000 common shares and 10,000,000 preferred shares.  The preferred shares, par value $0.01, may be issued in series by the Board of Directors and may include such rights, voting power, preferences, relative participation and designations as may be determined by the Board.

During the year ended August 31, 2007, the Company raised approximately $176,000 via a private placement in which it sold 1,862,500 shares of its common stock to a group of private investors for CN$0.10 per share.

Springbank Resources, Inc.
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

5.	Related Party Transactions

As of May 1, 2006, two shareholders were acting as officers of the Company, and were the owner of 1,825,000 share of its issued and outstanding common stock.  Clint R. Black owned 650,000 shares and was the President, Chief Executive Officer and a Director; Philip F. Grey owned 1,175,000 shares and was the Secretary and Treasurer.

During the year ended August 31, 2006, Philip F Grey advanced $682 of capital to the Company for the initial bank deposit and to fund expenses related to the organization of the Company.

6.	Income Taxes

The Company has net operating losses and deductible temporary differences of $203,000 comprising $682 of startup costs amortized over 60 months for tax and deducted currently for financial statement purposes, $148,708 of impairment loss on oil and gas properties recorded for financial statement purposes and deferred for tax purposes, and a net operating tax loss of approximately $53,746 available to reduce future taxable earnings.  The tax benefit of the net operating loss and deductible temporary differences is approximately $69,000 and has been offset by a full allowance for realization, as the Company considers it more likely than not that the tax benefit of these items will not be realized.  The Company's future utilization of net operating losses will be limited upon a change in control of the Company pursuant to Internal Revenue Code Section 382.

7.	Oil and Gas Activity

On September 20, 2006, the Company consummated its agreement, entered into on July 11, 2006, to purchase, through a cash payment of $100,000 plus the issuance of 1,475,000 of its common shares, a 32.5% working interest, 26% net revenue interest, in and to the oil and gas lease known as Glencoe #1-31 located in Pawnee County, Oklahoma. A well had been drilled on the lease and completed on November 4, 2005. The well's initial production was 15 BOPD and vented 70 MCF of gas and was produced for approximately 4 months which during 3 of those months oil was sold. The well has been operated by Southstar Oil and Gas, Inc.

The working interest was purchased from Futures Investment Corporation, a company controlled by Mr. Cory Dosdall, a former officer and director of the Company. Mr. Dosdall resigned as officer and director on May 2, 2006. The Glencoe #1-31 lease was recorded on the Company's books at an amount not exceeding the seller's original cost of the asset.

Effective December 18, 2006, the Company acquired a 5% working interest in five newly drilled Glencoe wells operated by Southstar Oil and Gas, Inc, as well as additional drilling sites that will be held by production of these wells. The Company acquired its interest in these wells by assigning 27.5% of its existing working interest in Glencoe #1-31, plus a cash payment of $20,000 to Southstar Oil and Gas, Inc. After the assignment, the Company has a 5% working interest in 6 wells, namely, the original Glencoe #1-31, Glencoe #2-31, Glencoe #3-31, Glencoe #4-31, Glencoe #1-32 and Glencoe #5-31, additional drill site acreage, and a 5% interest in the newly constructed gas gathering system on the Glencoe leases.  Through August 31, 2007, the Company received approximately $27,000 in oil and gas revenue from its Glencoe investments.

On August 31, 2007 the Company entered into an agreement, to be effective October 1, 2007, to sell all leasehold interests, equipment, and intangibles related to its Oklahoma oil and gas investments to Energy Capture Corp.  The $67,135 purchase price for the wells is to be paid by Energy Capture Corp. through its assumption of $67,135 owed by the Company to the operator of the wells.  Energy Capture Corp.  is entitled to all proceeds from the sale of any oil or gas produced from the wells after October 1, 2007 and is responsible for all expenses pertaining to the wells subsequent to that date.  As a result of the sale, the Company recorded a loss from impairment of its oil and gas properties in the amount of $148,708, which is the amount by which its investment in the oil and gas wells at August 31, 2007 exceeded the debt to be assumed by Energy Capture Corp.  The Company decided to sell its interest in the wells because it was of the opinion that the wells would never be profitable.

Springbank Resources, Inc.
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

After the sale of the oil and gas properties, the Company had no material assets or liabilities.

8.	Subsequent Events

On October 1, 2007, the Company completed the sale of its investment in oil and gas properties.

On October 11, 2007, the Company completed its acquisition of all of the outstanding stock of Location Based Technologies, Corp., a California corporation ("Old LBT") through the issuance of 18,384,500 shares of the Company's common stock in a one for one exchange with the shareholders of Old LBT.

Prior to the acquisition, the Company's CEO and CFO agreed to return 150,000 and 675,000 shares, respectively, to Springbank for cancellation.  After the cancellation of these shares Springbank had 4,337,500 outstanding shares of common stock.  At the closing, new directors were appointed and the existing officers and directors resigned.  After the exchange, the former shareholders of Old LBT owned at least 80% of the outstanding stock of the Company.

Immediately following the acquisition of Old LBT, the Company merged Old LBT into itself pursuant to the short form merger rules of Nevada corporation law, and, in the process, changed its name to Location Based Technologies, Inc.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

In the period subsequent to the date of evaluation, a change in control of the Company occurred, including a change of management of the issuer.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance

Executive Officers and Directors.  Each of our directors is elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified.  At present, no director is compensated for his or her services as director.  The company has not adopted any formal procedure by which a stockholder may recommend nonissuers to serve on our board of directors.

The board of directors has no nominating, audit or compensation committee at this time.

Each of our three executive officers serve pursuant to employment contracts which terminate in October 2012 subject to the automatic and successive one-year extensions if not cancelled by either party.  See “Item 10, Executive Compensation – Employment Contracts.”

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
David M. Morse	54	Co-President and Chief Executive Officer and Director
Joseph F. Scalisi	44	Co-President and Chief Development Officer and Director
Desiree Mejia	36	Chief Operating Officer, Secretary and Director

Dr. Morse has been Co-President, Chief Executive Officer and Chairman of the Board of Directors since October 8, 2007.  Since September 16, 2005, he held similar positions in the operating company that was merged into New LBT on August 24, 2007.  From late 2001 to 2005, Dave was involved in several start up ventures providing consulting services (People Basics from August 2001 to April, 2002 and ESP Networks from April, 2002 to July, 2004).  Early development work on the PocketFinder™ began in 2004 and resulted in the establishment of New LBT in September of 2005.  Dr. Morse brings 20 years of executive-level experience to New LBT.  The majority of his career (1982 to 2001) has focused on the consumer market, leading him to serve as Vice President of Consumer Billing Services from 2000 to 2001 and his passion for customer service led to his appointment as Chief Customer Officer for Pacific Bell (1997 to 2000) where he worked directly with the Chairman and the Executive Committee to establish the alignment of corporate strategy and process management objectives.  Prior to then, he served as Vice President of Sales and Service for SBC, now AT&T, the second largest telecommunications company in the United States from 1991 to 1997.  While at SBC, he led an organization of more than 4,000 employees in 23 locations, serving 7,000,000 households.  Subsequent to leading the consumer organization, he served as Vice President of Product Marketing responsible for SBC’s core billing product.

Dr. Morse received a PhD in Organizational Behavior from Columbia Pacific University, a Master of Arts degree in Psychology from the University of Northern Colorado and a Bachelor of Science degree from Brigham Young University.

Dr. Morse has given keynote addresses on education and business management to several organizations and has lectured at University of California at Berkeley, University of California at Davis, University of California at Los Angeles and Massachusetts Institute of Technology and serves as Chair for the University of California’s Board focused on Mathematics, Engineering, and Science Achievement (MESA).

Mr. Scalisi has been Co-President, Chief Development Officer and a director since October 11, 2007.  Since September 16, 2005, he held the same positions in the operating company that was merged into New LBT on August 24, 2007.  As co-founder of the operating company that was merged into New LBT, Mr. Scalisi designed the first generation PocketFinder™ device.  With vast of knowledge of the communications industry, including expertise in patents and trademarks, Mr. Scalisi is responsible for filing intellectual property applications, architecting the PocketFinder™ design team (interactive voice recognition, or IVR, mapping interface, man-machine user interface, and hardware design) and participates in the negotiation of contracts.

Prior to becoming involved with the PocketFinder™ device, from February 2000 to November 2004, Mr. Scalisi was employed by ESP Networks doing wireless development for a restricted use cellular phone with an automated pager system.

Mr. Scalisi has received 14 domestic issued patents along with four international patents.  He is currently working on 12 additional patent applications filed over the past four years.  He has attended Fullerton College.

Ms. Mejia has been Chief Operating Officer, Secretary and a director since October 11, 2007.  Since September 16, 2005, she held the same positions in the operating company that was merged into New LBT on August 24, 2007.  As a co-founder of the operating company that was merged into New LBT, Ms. Mejia is responsible for running the day-to-day operations at New LBT and directly interacts with the Accounting and Marketing departments.

Ms. Mejia developed the PocketFinder™ concept after realizing that a true need exists to “see” your children even when you can’t be with them.  With co-founder Joseph Scalisi, Ms. Mejia then took the concept of using a GSM/GPRS tracking platform, combining it with a mapping service and creating a revolutionary tracking system.  Thus the PocketFinder™ system was born.

For the five years prior to becoming our Chief Operating Officer, Ms. Mejia worked for ESP Networks from December 2000 through November 2004.  Prior to that, Ms. Mejia worked with venture capital firms to help raise funds for the technology sector prior to 2000.  She also consulted with a wireless manufacturing company to assist the launch of a new wireless device.  Prior to this, Ms. Mejia worked with Deloitte and Touche, LLP where her specialties were in the technology and telecommunications field.  Previously, Ms. Mejia acted as the head researcher and assistant to the Chairman at MESA Research, whose clients included AT&T, Motorola, Nortel, 3Com and Phillips.  She has a Bachelor of Arts degree in Sociology from California State University, Dominguez Hills, California.

Ms. Florance, a consultant to New LBT, is expected to become a contracted, part-time Chief Financial Officer as of December 2007.  She has been the President of Florance Accountancy Corp. since March 2006.  She specializes in preparing SEC registrants for financial statement audits and reviews.  Prior to forming Florance Accountancy Corp., from October 2003 to February 2006, Ms. Florance worked as a financial consultant for Hall & company, an Irvine, California, based accounting firm providing consulting and audit services for small to medium sized public and private companies.  From September 1997 to September 2003, Ms. Florance worked as a manager for KPMG in their Los Angeles and New York offices.  She is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and a member of the board of Northwestern Mutual Financial Network Advisors.  She holds a Bachelor of Science in Accounting from the University of Southern California and is a Certified Public Accountant in the State of California.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.  There have been no bankruptcy petitions filed by or against any business in which any of our executive officers or directors was an executive officer or general partner.  None of our executive officers or directors has been convicted in a criminal proceeding (excluding traffic violations) and none is subject to a pending criminal proceeding.

Other Persons Expected to Make Significant Contributions to New LBT.

Lee Ackrich provides us with sales consulting services.  For more than five years, he has been the President of Ackrich & Associates International Marketing providing global sales and marketing expertise to its clients.

David Bulter, through our agreement with Aero Technology UK Ltd., provides us with wireless product development consulting services.  For more than five years, he has been Managing Director of Aero Technology UK Ltd., a British company, providing international wireless communications expertise to its clients.

Roger Anderson provides us with encryption, data compression and IVR consulting services.  For more than five years, he has been the President or Manager of Call Knowing, LLC, providing encryption, data compression and IVR expertise to its clients.

Michael Beydler is responsible for our “back office” network and platform design through a consulting agreement with LBT.  For more than five years, he has been the President or Manager of Coregenic LLC providing wireless network, engineering and design services to its clients.

Any compensation received by our officers directors, and management personnel will be determined from time to time by our Board of Directors.  Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on the company’s behalf.

Code of Ethics.  We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively.  A written copy of the Code is available on written request to the company.

Item 10. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us for the year ended payable to our President and our other executive officers during the years ending August 31, 2006 and 2007.  Our board of directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended 8/31(1)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Morse	2006	115,000	(3)	--	--	--	--	--	--	115,000	(2)
Co-President,	2007	120,000	(3)	--	--	--	--	--	--	120,000	(2)
Chief Executive Officer and
Chairman of the Board

Joseph Scalisi	2006	115,000	(4)	--	--	--	--	--	--	115,000	(3)
Co-President,	2007	120,000	(4)	--	--	--	--	--	--	120,000	(3)
Chief Development Officer and
Director

Desiree Mejia	2006	115,000	(5)	--	--	--	--	--	--	115,000	(4)
Chief Operating Officer and	2007	120,000	(5)	--	--	--	--	--	--	120,000	(4)
Board Member

(1)
The information on this table relates to amounts paid to our executive officers in their  capacities as such in the predecessor operating company (Old LBT) that was merged into New LBT effective August 24, 2007.  Prior to that merger, the officers and directors of New LBT (fka Springbank Resources, Inc.) resigned.  The minimal assets, liabilities and operations of New LBT prior to that merger were disposed of prior to the merger.  Prior to their resignation, the executive officers and directors of Springbank Resources, Inc. had received no cash compensation.  Current management believes that disclosures relating to the ongoing business of New LBT are more meaningful.

(2)	In 2006, $0 was actually paid and $115,000 was accrued for future payment.
(3)	In 2006, $26,075 was actually paid and $88,925 was accrued for future payment.
(4)	In 2006, $14,500 was actually paid and $100,500 was accrued for future payment.

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive offices as of August 31, 2007.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Morse	--	2,000,000	(1)	--	$1/share	2017	--	--	--	--
Joseph Scalisi	--	2,000,000	(1)	--	$1/share	2017	--	--	--	--
Desiree Mejia	--	2,000,000	(1)	--	$1/share	2017	--	--	--	--

(1)
Pursuant to stock options granted by Old LBT to Messrs, Morse and Scalisi, and Ms. Mejia, which options were assumed by New LBT when Old LBT was merged into New LBT, each holds an option to purchase up to 2,000,000 shares of New LBT common stock at $1 per share.  Options to purchase 1,000,000 shares each are exercisable when we achieve 100,000 customers, and the remaining options to purchase 1,000,000 shares each are exercisable when we achieve a total of 250,000 customers.  None of such options is presently exercisable.  All such options vest on a change of control of New LBT.  The options expire ten years from the date of performance goal achieved.

Long-Term Incentive Plans.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  We do have a Stock Incentive Plan that will be governed by the board of directors.

Compensation of Directors.  Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Employment Contracts.

David Morse, our Chief Executive Officer, is employed pursuant to a written agreement.  The agreement expires on October 11, 2012; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Mr. Morse is entitled to a base salary of $10,000 per month and is entitled to adjustments to his base salary based on certain performance standards.  He may participate in any general bonus plan established by the board of directors and is entitled to participate in the stock incentive plan of the company on such terms as the board deems appropriate from time to time.  He will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days), resignation, good cause as defined and good cause.  If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for two years.

Joseph Scalisi, our Co-President and Chief Development Officer, is employed pursuant to a written agreement.  The agreement expires on October 11, 2012; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Mr. Scalisi is entitled to a base salary of $10,000 per month and is entitled to adjustments to his base salary based on certain performance standards.  He may participate in any general bonus plan established by the board of directors and is entitled to participate in the stock incentive plan of the company on such terms as the board deems appropriate from time to time.  He will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days), resignation, good cause as defined and good cause.  If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for two years.

Desiree Mejia, our Chief Operating Officer and Secretary, is employed pursuant to a written agreement.  The agreement expires on October 11, 2012; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Ms. Mejia is entitled to a base salary of $10,000 per month and is entitled to adjustments to her base salary based on certain performance standards.  She may participate in any general bonus plan established by the board of directors and is entitled to participate in the stock incentive plan of the company on such terms as the board deems appropriate from time to time.  She will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on her death, incapacity (after 180 days), resignation, good cause as defined and good cause.  If she is terminated without cause, she is entitled to base salary, all bonuses otherwise applicable, and medical benefits for two years.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

The following table sets forth certain information as of November 20, 2007, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers and (iii) by all of our executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  Unless otherwise noted in the table, the address for each of the persons identified is 4989 East La Palma Avenue, Anaheim, California 92807.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
David M. Morse Co-President, CEO and Chairman of the Board	5,600,000 shares	24.64%

Joseph F. Scalisi Co-President and Chief Development Officer and Director	5,600,000 shares	24.64%

Desiree Mejia Chief Operating Officer, Secretary and Director	5,600,000 shares	24.64%

All directors and named executive officers as a group	16,800,000 shares	73.92%

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B, except as follows:

On November 28, 2005, Old LBT (fka PocketFinder, Inc.) issued its promissory note to David Morse in the amount of $900,000 for funds loaned to Old LBT by Dr. Morse.  The note was secured by a pledge of the patents and trademarks owned by Old LBT.  As of the date hereof, the principal balance of the note has been reduced to zero through a combination of cash payments in the amount of $96,500 and the issuance of 803,500 shares of Old LBT common stock at $1 per share.  As of August 31, 2007, there remained outstanding accrued but unpaid interest in the amount of $120,599.

From the inception of the predecessor of Old LBT to August 31, 2007, each of David Morse, Joseph Scalisi and Desiree Mejia were paid salaries or other compensation totaling $235,000 (of which $225,000 was accrued for future payment), $235,000 (of which $105,000 was accrued for future payment) and $235,000 (of which $143,000 was accrued for future payment), respectively.

Dr. Morse, Mr. Scalisi and Ms. Mejia have employment contracts with New LBT and each holds an option to purchase up to 2,000,000 shares at $1 per share upon New LBT achieving certain operational benchmarks.  (See “Directors, Executive Officer, Promoters and Control Persons – Outstanding Equity Awards;” and “Item 10.  Executive Compensation – Employment Contracts” for details.)

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•           disclosing such transactions in reports where required;
•           disclosing in any and all filings with the SEC, where required;
•           obtaining disinterested directors consent; and
•           obtaining shareholder consent where required.

All members of the Board of Directors are also employees at the present time.  Independent Board members will be brought onto the Board within 90 days of product launch.

Item 13.  Exhibits

Exhibit No.*	Description
2.1
Stock Exchange Agreement and Plan of Reorganization among Springbank Resources, Inc., Location Based Technologies, Corp. and the Shareholders of Location Based Technologies, Corp., dated August 31, 2007(3)

3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.)(1)
3.2	By-Laws of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.)(2)
4.1
Form of Convertible Note (convertible at the option of the company) issued by PocketFinder, LLC, a company the liabilities of which were assumed by the registrant ($3,175,000 represented by six of such notes, were issued)(3)

4.2
Form of Convertible Note (convertible at the option of the noteholder) issued by PocketFinder, LLC, a company the liabilities of which were assumed by the registrant ($2,067,000 represented by 26 of such notes, were issued)(3)

10.1	Executive Employment Agreement, dated October 11, 2007, between New LBT and David Morse(3)
10.2	Executive Employment Agreement, dated October 11, 2007, between New LBT and Joseph Scalisi(3)
10.3	Executive Employment Agreement, dated October 11, 2007, between New LBT and Desiree Mejia(3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse, dated August 30, 2007 (obligation assumed by New LBT)(3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi, dated August 30, 2007 (obligation assumed by New LBT)(3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia, dated August 30, 2007 (obligation assumed by New LBT)(3)
10.7	Series A Warrant, dated August 15, 2007, in favor of Northstar Investments, Inc., issued by Location Based Technologies, Corp. (obligation assumed by New LBT)(3)
10.8	Series B Warrant dated August 15, 2007, in favor of Northstar Investments, Inc. (obligation assumed by New LBT)(3)
10.9	Finders Fee Agreement, dated March 9, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by New LBT)(3)
10.10	Consulting Agreement, dated July 16, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by New LBT)(3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp., adopted September 10, 2007 (obligation assumed by New LBT)(3)
10.12	Product Design Agreement, dated May 1, 2007, between PocketFinder, LLC and Aero Technology UK, Ltd. (obligation assumed by New LBT)(3)

10.13	PocketFinder Branding and Website – Control Agreement, dated September 20, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by New LBT)(3)
10.14	Coregenic Professional Services Contract, dated September 27, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by New LBT)(3)
10.15	Consulting Agreement, dated October 3, 2006, between PocketFinder, LLC and Michael Beydlar (obligation assumed by New LBT)(3)
10.16	Consulting Agreement, dated July 10, 2006, between PocketFinder, LLC and Roger Anderson (obligation assumed by New LBT)(3)
10.17
Loan Promissory Note in the amount of $900,000, dated November 28, 2005, with PocketFinder, Inc. as maker and David Morse as payee, secured by the intellectual property of maker (obligation assumed by New LBT)(3)

31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1	Code of Ethics(4)

(1)
Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.

(2)	Filed as Exhibit 3.(II) to the SRI SB-2 and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-B

Item 14.  Principal Accountant Fees and Services

Audit Fees.  The aggregate fees for the fiscal year ended August 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements were $12,065 and $4,782, respectively.

Audit-Related Fees.  In the fiscal year ended August 31, 2007, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”  In the fiscal year ended August 31, 2007, we were billed a total of $9,125 by a separate accountant for consulting services in preparation for the annual audit of the financial statements.  No such fees were incurred in the fiscal year ended August 31, 2006.

Tax Fees.  None.

All Other Fees.  None.

Pre-Approval Policies and Procedures.  Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.  All of the services described above were approved by the board of directors in accordance with its procedures.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Date: November 29, 2007	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Date: November 29, 2007	By:	/s/ David M. Morse
David M. Morse
Director

Date: November 29, 2007	By:	/s/ Joseph Scalisi
Joseph Scalisi
Director

Date: November 29, 2007	By:	/s/ Desiree Mejia
Desiree Mejia
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.	No proxy statement, form of proxy, or other proxy soliciting material has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB, the company will furnish copies of such material to the Commission at the time it is sent to security holders.