Form 10QSB
period 2007-11-30
Location Based Technologies, Inc.
filed 2008-01-07
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-139395

LOCATION BASED TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	20-4854758
(State of incorporation)	(I.R.S. Employer Identification No.)

4989 E. La Palma Avenue, Anaheim, California 92807
(Address of principal executive offices)

800-615-0869
(Issuer’s telephone number)

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

There are 28,589,544  shares outstanding of the issuer’s common stock, as of  December 31, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I.    FINANCIAL INFORMATION

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
 AND FOR THE PERIOD FROM INCEPTION
(SEPTEMBER 16, 2005) THROUGH NOVEMBER 30, 2007

ITEM 1.    FINANCIAL STATEMENTS

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
November 31, 2007 and August 31, 2007

	November 30,	August 31,
	2007	2007
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,640,958	$3,671,900
Prepaid expenses	58,049	53,526
Debt issuance costs	1,315,004	446,776

Total current assets	4,014,011	4,172,202

Property and equipment, net of accumulated depreciation	704,066	371,566

OTHER ASSETS
Patents and trademarks	1,056,361	994,297
Deposits	7,060	7,060

Total other assets	1,063,421	1,001,357

TOTAL ASSETS	$5,781,498	$5,545,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,916	$680,000
Accrued officer compensation	503,975	453,975
Advances from officer	5,020	25,020
Notes payable, related party	-	803,500
Accrued interest, related party notes payable	120,599	120,599
Convertible notes payable	4,174,500	4,892,000
Accrued interest, convertible notes payable	125,008	58,206

Total current liabilities	4,994,018	7,033,300

TOTAL LIABILITIES	4,994,018	7,033,300

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
24,415,044 shares and 17,575,000 shares issued and outstanding
at November 30, 2007 and August 31, 2007, respectively	20,078	176
Additional paid-in capital	5,885,844	800,992
Deficit accumulated during the development stage	(5,118,442)	(2,289,343)

Total stockholders' equity (deficit)	787,480	(1,488,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,781,498	$5,545,125

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended November 30, 2007 and 2006
for the period from Inception (September 16, 2005) to November 30, 2007
(Unaudited)

			Inception
	For the three months ended		(Sept 16, 2005)
	November 30,	November 30,	to November 30,
	2007	2006	2007

Net revenue	$-	$-	$-

Operating expenses
General and administrative	165,002	27,149	375,344
Officer compensation	90,000	90,000	945,000
Professional fees	1,097,779	80	1,331,811
Rent	18,278	-	117,512
Research and development	285,692	60,283	799,278

Total operating expenses	1,656,751	177,512	3,568,945

Other income (expense)
Interest expense, net	(1,170,748)	(5,000)	(1,544,697)

Net loss before income taxes	(2,827,499)	(182,512)	(5,113,642)

Provision for income taxes	1,600	-	4,800

Net Loss	(2,829,099)	(182,512)	(5,118,442)

Accumulated Deficit

Balance, beginning of period	(2,289,343)	(588,084)	-

Balance, end of period	$(5,118,442)	$(770,596)	$(5,118,442)

Basic - Earnings (loss) per share	$(0.16)	$(0.88)

Basic - Weighted Average Number of
of Shares Outstanding	18,055,257	207,198

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to November 30, 2007
(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock			Additional	During the	Stockholders
	Number		Number	To be		Paid-In	Development	Equity
	of Shares	Amount	of Shares	issued	Amount	Capital	Stage	(Deficit)

Balance, September 16, 2005	-	$-	-	$-	$-	$-	$-	$-

Cash received for 20,000 shares of common stock to be issued, November 30, 2005	-	-	-	-	20	19,980	-	20,000

Cash received for 30,000 shares of common stock to be issued, November 30, 2005	-	-	-	-	30	29,970	-	30,000

Cash received for 25,000 shares of common stock to be issued, March 14, 2006	-	-	-	-	25	24,975	-	25,000

Cash received for 50,000 shares of common stock to be issued, August 4, 2006, net of offering costs	-	-	-	50	-	46,950	-	47,000

Cash received for 50,000 shares of common stock to be issued, August 18, 2006	-	-	-	50	-	49,950	-	50,000

Issuance of common stock for services, July 2006	-	-	75,000	-	75	74,925	-	75,000

Additional paid-in capital in exchange for services	-	-	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	-	-	(783,596)	(783,596)

Balance, August 31, 2006	-	-	75,000	100	150	396,750	(783,596)	(386,596)

Issuance of common stock, net of offering costs, for cash, September 2006	-	-	150,000	-	150	110,600	-	110,750

Issuance of common stock, net of offering costs, for cash, November 2006	-	-	30,000	-	30	22,470	-	22,500

Issuance of common stock, net of offering costs, for cash, February 2007	-	-	250,000	-	250	181,750	-	182,000

Issuance of common stock, net of offering costs, for cash, March 2007	-	-	25,000	-	25	18,725	-	18,750

Issuance of 175,000 shares of common stock, June 2007	-	-	175,000	(100)	100	-	-	-

See accompanying notes to unaudited financial statements.

(Continued)

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to November 30, 2007
(Unaudited)
(Continued)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock			Additional	During the	Stockholders
	Number		Number	To be		Paid-In	Development	Equity
	of Shares	Amount	of Shares	issued	Amount	Capital	Stage	(Deficit)

Issuance of 55,000 shares of common stock for cash proceeds of $55,000, June 2007	-	-	55,000	-	55	54,945	-	55,000

Issuance of 16,800,000 shares of common stock for cash proceeds of $168, June 2007	-	-	16,800,000	-	16,800	(16,632)	-	168

Issuance of common stock for conversion of note payable, August 2007	-	-	15,000	-	15	14,985	-	15,000

Net loss	-	-	-	-	-	-	(1,505,747)	(1,505,747)

Balance, August 31, 2007	-	-	17,575,000	-	17,575	783,593	(2,289,343)	(1,488,175)

Issuance of Series A warrants	-	-	-	-	-	1,408,167	-	1,408,167

Issuance of Series B warrants	-	-	-	-	-	563,624	-	563,624

Issuance of common stock for services, October 2007	-	-	6,000	-	6	5,994	-	6,000

Issuance of common stock for conversion of related party note payable, October 2007	-	-	803,500	-	804	802,696	-	803,500

Share exchange with Springbank Resources resulting in recapitalization	-	-	4,337,500	-	-	419	-	419

Issuance of common stock for services, November 2007	-	-	425,544	-	426	425,118	-	425,544

Issuance of common stock for conversion of notes payable, November 2007	-	-	1,067,500	-	1,067	1,066,433	-	1,067,500

Issuance of common stock for services, November 2007	-	-	200,000	-	200	829,800	-	830,000

Net loss	-	-	-	-	-	-	(2,829,099)	(2,829,099)

Balance, November 30, 2007	-	$-	24,415,044	$-	$20,078	$5,885,844	$(5,118,442)	$787,480

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2007 and 2006
for the period from Inception (September 16, 2005) to November 30, 2007
(Unaudited)

			Inception
	For the three months ended		(Sept 16, 2005)
	November 30,	November 30,	to November 30,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss	$(2,829,099)	$(182,512)	$(5,118,442)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,792	-	3,893
Common stock issued for services	1,261,544	-	1,516,544
Warrants issued for services	1,971,791	-	1,971,791
Recapitalization adjustment	419	-	419
Changes in operating assets and liabilities
Increase in prepaid expenses	(4,523)	-	(58,049)
Increase in debt issuance costs	(868,228)	-	(1,315,004)
Increase in deposits	-	-	(7,060)
(Decrease) increase in accounts payable and accrued expenses	(615,084)	(13,382)	64,916
Increase in accrued officer compensation	50,000	68,000	503,975
Increase in accrued interest	66,802	-	245,607

Net cash used in operating activities	(964,586)	(127,894)	(2,191,410)

Cash Flows from Investing Activities
Purchase of property and equipment	(334,292)	(23,866)	(707,959)
Additions to patents and trademarks	(62,064)	-	(156,361)

Net cash used in investing activities	(396,356)	(23,866)	(864,320)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	160,000	404,168
Proceeds from common stock be to issued	-	-	142,000
(Repayments) / advances from officer	(20,000)	(10,500)	5,020
Proceeds from convertible notes payable	350,000	-	5,242,000
Proceeds from notes payable, related party	-	-	50,000
Repayment on notes payable, related party	-	-	(146,500)

Net cash provided by financing activities	330,000	149,500	5,696,688

Net (decrease) increase in cash and cash equivalents	(1,030,942)	(2,260)	2,640,958

Cash and cash equivalents, beginning of period	3,671,900	3,569	-

Cash and cash equivalents, end of period	$2,640,958	$1,309	$2,640,958

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$800
Interest paid	$-	$-	$-

Supplemental disclosure of noncash financing and investing activities:
Issuance of shares of common stock for services	$1,261,544	$-	$1,516,544
Issuance of warrants for services	$1,971,791	$-	$1,971,791
Acquisition of patents for note payable	$-	$-	$900,000
Issuance of common stock for conversion of notes payable	$1,067,500	$-	$1,337,500
Issuance of common stock for conversion of related party note payable	$803,500	$-	$803,500

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Location Based Technologies, Inc. (the “Company” “LBT”) was incorporated under the laws of the State of California on September 16, 2005. On July 7, 2006, the Company established PocketFinder, LLC (“LLC”), a California Limited Liability Company.  On May 29, 2007, PocketFinder, Inc. filed amended articles with the Secretary of State to change its name to Location Based Technologies, Corp.

Merger

On August 24, 2007, Location Based Technologies, Corp. (formerly PocketFinder, Inc.) merged with PocketFinder, LLC.  The merger was approved by the shareholders of Location Based Technologies, Corp. and PocketFinder, LLC by unanimous written consent.  Location Based Technologies, Corp. was the survivor of the merger with PocketFinder, LLC.

Each Class A Membership Unit of the LLC was converted into 50,000 shares of common stock of the Company or fraction thereof and each Class C Membership Unit of the LLC was cancelled.  Upon consummation of the merger, 10.9 Class A Membership Units of the LLC were converted into 545,000 shares of common stock of the Company.

Stock Exchange Agreement

On October 11, 2007, the Company effected the stock exchange agreement and plan of reorganization (the “Agreement”) with Springbank Resources, Inc. (“SRI”) whereby SRI acquired all of the issued and outstanding shares of the Company in exchange for shares of SRI’s common stock.

Subject to the terms and conditions of the Agreement, SRI issued, and the stockholders of the Company accepted 18,384,500 shares of SRI’s common stock in consideration for all of the issued and outstanding shares of the Company.  The shares of SRI’s common stock were allocated to the shareholders of the Company in accordance with the Agreement.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Exchange Agreement (Continued)

The former shareholders of LBT acquired control of the Company upon the closing of the stock exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, LBT was considered the accounting acquiror, and the related business combination was considered a recapitalization of LBT rather than an acquisition by SRI. The historical financial statements prior to the agreement will be those of LBT, and the name of the consolidated company going forward will be Location Based Technologies, Inc.

Nature of Business

The Company is in the development stage of creating PocketFinderTM personal locators. PocketFindersTM are small personal location devices designed to give parents, guardians, and pet owners peace of mind. Utilizing the U.S. Department of Defense’s multi-billon dollar Global Positioning System (GPS) satellites and existing wireless technology, our team of engineers have developed technology which allows our network of members to locate anyone carrying our device, whether that person is inside of a building/structure or in the great outdoors (Systems and Method Patent pending). PocketFindersTM are small, rugged, and water tight. The devices can be used to locate children, elderly or disabled persons and pets as well as for the tracking of valued personal property.

Basis of Presentation
The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-KSB of Location Based Technologies, Inc. for the year ended August 31, 2007.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2007, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2007, included in the Company’s report on Form 10-KSB.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

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

Concentration of Credit Risk

The cash and cash equivalent balances at November 30, 2007 are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.  At November 30, 2007, the Company had uninsured cash deposits in excess of the FDIC insurance limit totaling $2,661,695.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. As of November 30, 2007 and August 31, 2007, the Company has capitalized $1,026,180 and $990,572 for patent related expenditures, respectively. As of November 30, 2007 and August 31, 2007, the Company has capitalized $30,181 and $3,725 for trademark related expenditures, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued by the United States Patent Office and placed in service by the Company.  Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of November 30, 2007, the Company did not deem any of its long-term assets to be impaired.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTINGPOLICIES (Continued)

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."  For the three months ended November 30, 2007 and 2006, the Company incurred $285,692, and $60,283 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  The Company has included its $800 franchise fee in its provision for income taxes for each of the three months ended November 30, 2007 and 2006.

Earnings/ Loss Per Share

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, Earnings Per Share ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. These potential common shares are excluded from diluted loss per share as their effect would be anti-dilutive.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

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

2.	PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2007 and August 31, 2007 consists of the following:

	November 30,	August 31,
	2007	2007

Website development costs	675,475	361,825
Computer and video equipment	20,938	10,076
Office furniture	$11,546	$1,766

	707,959	373,667
Less: accumulated depreciation	(3,893)	(2,101)

Total property and equipment	$704,066	$371,566

Depreciation expense for the three months ended November 30, 2007 amounted to $1,792.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

3.	CONVERTIBLE NOTES PAYABLE

From March 2007 through October 2007, the Company entered into convertible note agreements totaling $5,242,000.  Under the terms of the agreements, amounts borrowed must be repaid by March 31, 2008 and accrue interest at the rate of 8% per annum.  At the option of the Company or the convertible note holder, the notes plus any accrued and unpaid interest may be converted into shares of the Company’s common stock on the basis of $1.00 per share.  The notes may be prepaid at any time, at the option of the Company, in whole or in part without penalty.

On November 21, 2007, convertible notes payable totaling $1,067,500 was converted into 1,067,500 shares of the Company’s common stock on the basis of $1.00 per share.  In connection with the note payable conversions, each note holder agreed to forgive accrued interest on the notes totaling $34,496.

4.	NOTES PAYABLE – RELATED PARTY

On November 28, 2005, the Company entered into a promissory note agreement with the Company’s CEO and stockholder for $900,000 in exchange for the assignment of certain intellectual property and trademark rights. Under the terms of the promissory note agreement, the principal and any unpaid interest shall not become due until the Company attains financial stability, defined as strong revenue generation and cash flow.  Up to twelve quarterly payments may be made to fulfill payment of this note.  The note may be prepaid without premium or penalty. The note bears interest at 8% per annum and is payable at any time before the repayment date. The note is secured by all intellectual property, trademarks, ongoing research and development and all other assets owned by the Company. On October 29, 2007, the CEO elected to convert the outstanding balance on the promissory note agreement into common stock of the Company.  The note payable balance totaling $803,500 was converted into 803,500 shares of the Company’s common stock.  In addition, interest on the note stopped accruing as of August 31, 2007 and totaled $120,599 as of November 30, 2007.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

5.	COMMITMENTS AND CONTINGENCIES

Consulting Agreement

In July 2007, the Company entered into a financial consulting agreement whereby the consultant will be compensated 2% of the Company’s first ten million dollars of sales and 1% of the second ten million dollars of sales.  The agreement expires July 16, 2010.

Operating Leases

The Company leases its office space under an operating lease expiring on June 30, 2009.

Total rental expense on operating leases for the three months ended November 30, 2007 and 2006 was $18,278 and $0, respectively.

As of November 30, 2007 the future minimum lease payments are as follows:

For the Years Ending November 30,

2008	$74,026
2009	43,928

Total	$117,954

6.	EQUITY

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

6.	EQUITY (Continued)

In October 2007, the Company issued 6,000 shares of common stock in exchange for $6,000 of legal services.  The shares were valued at $6,000, which represents the fair market value of the services provided.

In October 2007, the Company issued 803,500 shares of common stock in exchange for the conversion of a $803,500 related party note payable (see Note 4).

In November 2007, the Company issued 425,544 shares of common stock in exchange for $425,544 of consulting services.  The shares were valued at $425,544, which represents the fair market value of the services provided.

In November 2007, the Company issued 200,000 shares of common stock in exchange for $200,000 of consulting services.  The shares were valued at $830,000, which represents the fair market value of the services provided on the date of issuance.

In November 2007, the Company issued 1,067,500 shares of common stock in exchange for the conversion of $1,067,500 in notes payable (see Note 3).

Warrants

In August 2007, the Company issued a “Series A” warrant to purchase 500,000 common shares at $1.00 per share and a “Series B” warrant to purchase 250,000 common shares at $2.00 per share, in exchange for consulting services related to the sale of the Company’s convertible promissory notes.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,408,167 and $563,624 for the “Series A” and “Series B” warrants, respectively (see Note 7).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan.  The plan reserves 750,000 shares for issuance pursuant to options, grants of restricted stock or other stock-based awards.  The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board.  There were no distributions made under the plan for the three months ended November 30, 2007.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

7.	STOCK OPTIONS AND WARRANTS

On August 15, 2007, the Company issued a “Series A” warrant to a consultant to purchase 500,000 shares of the Company’s common stock at $1 per share and a “Series B” warrant to purchase 250,000 shares of the Company’s common stock at $2 per share.  Both warrants terminate at the earlier of August 14, 2012 or upon the Company’s sale and issuance of stock in a public offering with gross proceeds in excess of $10 million.  The fair value of the Series A and Series B warrants is capitalized as debt issuance costs, and will be amortized over the remaining life of the note payable.  For the three months ended November 30, 2007, the Company recognized debt issuance cost amortization totaling $829,793 for the Series A and Series B warrants.  The Company calculated the fair value of the warrants by using the Black-Scholes option pricing model. No warrants were exercised as of November 30, 2007.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

8.	PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of November 30, 2007, are as follows:

Net operating loss carry forward	$2,037,000
Valuation allowance	(2,037,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Tax at statutory rate	$39.83%
Valuation allowance	(39.83%	)

	$-

As of November 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $5,115,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

9.	SUBSEQUENT EVENTS

In December 2007 and January 2008, convertible notes payable totaling $4,174,500  was converted into 4,174,500 shares of the Company’s common stock on the basis of $1.00 per share.  In connection with the note payable conversion, each note holder agreed to forgive accrued interest on the converted notes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

Information in this report contains “forward looking statements” which may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

OVERVIEW

We are a corporation incorporated in Nevada on April 20, 2006.  We are qualified to do business in California.  Our shares of common stock are currently traded in the over-the-counter market and our stock price is reported on the OTC Bulletin Board under the symbol “LBAS.”

Our Business.  We are in the development stage of creating PocketFinder™ personal locators.  PocketFinder™ devices are small personal location devices designed to give parents, guardians and pet owners peace of mind.  Utilizing the U.S. Department of Defense’s multi-billion dollar Global Positioning System (GPS) satellites and existing wireless technology, our team of engineers have developed technology which allows our network of members to locate anyone carrying our device, whether that person is inside of a building/structure or in the great outdoors (Systems and Method Patent pending).  PocketFinder™ devices are small, rugged and water tight.  The devices can be used to locate children, elderly or disabled persons and pets, as well as tracking of valued personal property.

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

LBT signed a contract with KORE Telematics on November 26, 2007.  Our products will offer wide network coverage throughout North America  via KORE Telematics (an provider of “Machine-to-Machine” or M2M protocol access) utilizing the largest GSM carrier networks in the United States and Canada.  With this agreement, our personal locators will have the ability to roam seamlessly on the networks of 290 wireless providers in over 130 countries.  In addition, our locators have the ability to work on any GSM network in the world.

Our Target Markets and Marketing Strategy.  We have invested significantly in intellectual properties, which consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover all aspects of the personal locator, its operating system and user interface.  Set forth below is a list of our patents and patent applications.

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

Drawing from current census information, there are over 37,000,000 children in our 5 to 13 year old market segment in the United States with an additional 4,000,000 in the prime focus areas in Canada.  The European Community has an additional 42,500,000 children in this primary age group.  Adding in the elder care market this represents a target market of more than 109,200,000 potential customers in our focus age group.

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

Our Research and Development.  We are currently in full development mode with completion of the locator device projected to be accomplished late in the fourth calendar quarter of 2007 and debuting pre-production devices on January 6, 2008, at Pepcom’s Digital Experience in Las Vegas, NV (a precursor to the Consumer Electronics Show)  Certification processes to begin in 1st Qtr, 2008 (initial certifications will include FCC, IC, CE, PTCRB, and Carrier certification).  Engineer prototype testing began in October of 2007.  Additionally, we are working with several other entities who are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy).  We anticipate ongoing involvement with such developmental activities throughout the foreseeable future.

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

In furtherance of our product design and marketing efforts, we have entered into the following contracts with independent service providers:

•
Consulting Agreement, dated July 10, 2006 and amended November 1, 2007, with Roger Anderson to receive encryption, data compression and IVR consulting services from Mr. Anderson regarding the design and implementation of the PocketFinder™ device.  The agreement remains in effect until the assigned tasks are completed, but in any event no longer than ten years.  Mr. Anderson receives an hourly amount for his services and is entitled to earn up to 250,000 shares of our common stock upon reaching certain benchmarks.  Shares issued to Mr. Anderson will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

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

•
Consulting Agreement, dated October 3, 2006 and amended November 1, 2007, with Michael Beydler for “back office” network and platform design consulting services in relation to the development and implementation of our PocketFinder™ device, as well as our website.  The agreement remains in effect until such time as the development of the website is complete, but in no event longer than ten years.  Mr. Beydler’s compensation is 250,000 shares of our common stock upon reaching certain benchmarks. Shares issued to Mr. Beydler will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•
Product Design Agreement, dated May 1, 2007 and amended November 1, 2007, with Aero Technology UK Ltd. for the purpose of assisting us with the required circuitry, software, mechanics and radio frequency generation and reception functions required to make the PocketFinder™ device usable.  The contractor is entitled to payments totaling $1,200,000 plus 250,000 shares of our common stock payable in five increments based upon reaching certain benchmarks.  Payments will be made when milestones are achieved.  Shares issued to the contractor will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

PLAN OF OPERATIONS

Cash Requirements.

We are a wireless technology company focused on development of a new personal location device system (the PocketFinder Personal Locator or PocketFinder™) for retail distribution.  We are a development-stage company, and we expect the initial launch of the PocketFinder™ during late first quarter of 2008.  Since our inception, we have generated significant losses.  As of November 30, 2007, we had an accumulated deficit of $5,118,442.  We expect to incur continual losses until sometime in calendar year 2009, although we expect to begin generating revenues sometime during the first six months of calendar 2008.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of November 30, 2007, we had $2,640,958 in cash, cash equivalents and short-term investments.  We believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of basic operations for the next five months and until we achieve cash flow from sales.  Over the next two months, we expect to devote approximately $1,000,000 to complete our research and development efforts to include all aspects of hardware, software and interface customization, and website development.  In addition, during that time period we expect to expend approximately $331,000 (exclusive of cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder™.  We expect to fund inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities starting sometime in the first four months of calendar 2008 although there is no assurance that we will be successful in that regard.

We expect to have to raise additional funds in the coming 4 months to purchase and maintain inventory and for related purposes such as packaging, shipping and direct sales and marketing costs.  We are not able to estimate the amount of funds necessary as it will be determined by the volume represented by purchase orders from major retailers who desire to sell our product.

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

As noted above, based on budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements through April, 2008.  If our existing resources prove to be insufficient to satisfy our liquidity requirements during that timeframe, we will need to raise additional external funds through the sale of additional equity or debt securities.  Our financing requirements would be accelerated to the extent that convertible notes are not converted as expected.  In any event, as noted above, we will need to raise additional funds during the next 4 months to finance the acquisition of initial inventory and related expenses.  The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Product Research and Development

The management team made a strategic decision to delay the completion of production ready units until late January or early February of 2008 (from late December, 2007) due to access to newly developed GPS software and technology that will significantly enhance the accuracy and response speed of our GPS solution and will be the first application of this new technology in the personal location space in the world.  We plan to complete all development necessary for the initial launch of the PocketFinder™ and begin production/manufacturing in late first Quarter of 2008.  We are currently using pre-production locator units for testing of our “back office” systems and pre-sales and marketing efforts have already begun.  We expect that our first purchase orders will be secured early in 2008 rather than late 2007 and that we will be prepared to deliver product to retailers in late first quarter 2008, although there can be no assurance that we will meet that target time period.

Plant and Equipment, Employees

We do not plan to purchase or sell any significant equipment, plant or properties during the foreseeable future.  Our business operations are based on a strategic outsourcing model, thereby negating the need for additional plant and equipment, or employees.  Thus, we do not anticipate hiring any significant number of additional employees during the next 12 months.

RESULTS OF OPERATIONS

For the three months ended November 30, 2007 as compared to the three months ended November 30, 2006.

Revenues.

We have not generated revenues for the three months ended November 30, 2007 or November 30, 2006.

Operating Expenses.

For the three months ended November 30, 2007, our total operating expenses were $1,656,751 as compared to total operating expenses of $177,512 for the three months ended November 30, 2006.  The increase in operating expenses is attributed to the following:

•
An increase in general and administrative costs to $165,002 for the three months ended November 30, 2007, as compared to $27,149 for the three months ended November 30, 2006. The increase is the result of increased advertising costs, computer expenses and stock transfer agent and Edgar filing fees as a result of being a public company.

•
A significant increase in professional fees to $1,097,779 for the three months ended November 30, 2007, as compared to $80 for the three months ended November 30, 2006. The increase is primarily due to the recognition of $830,000 in stock based compensation issued to consultants for services rendered. In addition, the Company has incurred increased legal and accounting fees as a result of the reporting requirements of being a public company.

•
An increase in research and development costs for the three months ended November 30, 2007, to $285,692 as compared to $60,283 for the three months ended November 30, 2006, as significant efforts were made to develop and build the first prototypes and development of the website and mapping interface services.

Other Income.

For the three months ended November 30, 2007, we reported net interest expense of $1,170,748 as compared to $5,000 for the three months ended November 30, 2006.  The increase is attributed to the recognition of interest on convertible notes payable and the amortization of debt issuance costs during the three months ended November 30, 2007, while there was no such interest or amortization expense during the three months ended November 30, 2006.

Net Loss.

For the three months ended November 30, 2007, we reported a net loss of $2,829,099 as compared to a net loss of $182,512 for the three months ended November 30, 2006, due to an increase in operating expenses as discussed above.

Liquidity and Capital Resources.

We had cash and cash equivalents of $2,640,958 as of November 30, 2007, as compared to cash and cash equivalents of $3,671,900 as of August 31, 2007.  The decrease in cash and cash equivalents is the result of funding the operating loss for the three months ended November 30, 2007.  Prepaid expenses totaled $58,049 as of November 30, 2007, and primarily consisted of prepaid insurance and various professional fee retainers.  Debt issuance costs totaling $1,315,004 were recognized as of November 30, 2007, as compared to $446,776 as of August 31, 2007.  The increase in debt issuance costs is the result of recognizing the fair value of Series A and B warrants which were issued to a placement agent for the sale of our convertible notes, net of the amortization of these debt issue costs for the current quarter.

As of November 30, 2007, the total of our property and equipment, less accumulated depreciation, was a net value of $704,066, compared to the net value of $371,566 for our property and equipment, less accumulated depreciation, as of August 31, 2007.  The increase is primarily due to the development of the website and database during the three months ended November 30, 2007.

Other assets, consisted of patents, trademarks and deposits, amounted to $1,063,421 as of November 30, 2007, as compared to $1,001,357 as of August 31, 2007.  The increase is the result of legal fees to obtain and secure additional patents and trademarks.

As of November 30, 2007, our accounts payable and accrued expenses, including accrued officer compensation, were $568,891, as compared to $1,133,975 as of August 31, 2007.  The decrease in accounts payable and accrued expenses, including accrued officer compensation, as of November 30, 2007, is primarily due to the payment of accrued financing commissions.

Notes payable and convertible notes payable, including related accrued interest, totaled $4,420,107 as of November 30, 2007, as compared to $ 5,874,305 as of August 31, 2007.  The decrease is primarily due to the conversion of $1,871,000 in notes payable into the Company’s common stock.  We had no other long term liabilities, commitments or contingencies.  In December 2007, all of the remaining promissory notes were converted into shares of common stock.

Other than the proposed increases in inventory costs, research and development expenses and the increases in legal and accounting costs we expect due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

ITEM 3A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing adequate internal controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Operating Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during or that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales, if any, within this fiscal quarter were reported on Form 8-K.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

(a)    We reported in our Annual Report on Form 10-QSB that Tina Florance, CPA, would become our chief financial officer.  Rather than accept that role, Ms. Florance has agreed to serve as our Controller on a consulting basis.  We are continuing our search for a suitable person to become our chief financial officer.

(b)    We have no procedure in place for shareholders to nominate persons to serve on our board of directors.

ITEM 6.    EXHIBITS

Exhibit No.*	Document Description
3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (1)
3.2	Amended and Restated Bylaws of Location Based Technologies, Inc. (2)
4.1
Form of Convertible Note (convertible at the option of the company) issued by PocketFinder, LLC, a company the liabilities of which were assumed by the registrant ($3,175,000 represented by six of such notes, were issued) (3)

4.2
Form of Convertible Note (convertible at the option of the noteholder) issued by PocketFinder, LLC, a company the liabilities of which were assumed by the registrant ($2,067,000 represented by 26 of such notes, were issued) (3)

10.1	Executive Employment Agreement, dated October 11, 2007, between New LBT and David Morse (3)
10.2	Executive Employment Agreement, dated October 11, 2007, between New LBT and Joseph Scalisi (3)
10.3	Executive Employment Agreement, dated October 11, 2007, between New LBT and Desiree Mejia (3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse, dated August 30, 2007 (obligation assumed by New LBT) (3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi, dated August 30, 2007 (obligation assumed by New LBT) (3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia, dated August 30, 2007 (obligation assumed by New LBT) (3)
10.7	Series A Warrant, dated August 15, 2007, in favor of Northstar Investments, Inc., issued by Location Based Technologies, Corp. (obligation assumed by New LBT) (3)
10.8	Series B Warrant dated August 15, 2007, in favor of Northstar Investments, Inc. (obligation assumed by New LBT) (3)
10.9	Finders Fee Agreement, dated March 9, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by New LBT) (3)
10.10	Consulting Agreement, dated July 16, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by New LBT) (3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp., adopted September 10, 2007 (obligation assumed by New LBT) (3)
10.12	Product Design Agreement, dated May 1, 2007, between Location Based Technologies and Aero Technology UK, Ltd. (obligation assumed by New LBT) (3)
10.13	PocketFinder Branding and Website – Control Agreement, dated September 20, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by New LBT)(3)
10.14	Coregenic Professional Services Contract, dated September 27, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by New LBT) (3)
10.15	Consulting Agreement, dated October 3, between Location Based Technologies and Michael Beydler (obligation assumed by New LBT) (3)
10.16	Consulting Agreement, dated July 10, 2006, between Location Based Technologies and Roger Anderson (obligation assumed by New LBT) (3)
10.17
Loan Promissory Note in the amount of $900,000, dated November 28, 2005, with PocketFinder, Inc. as maker and David Morse as payee, secured by the intellectual property of maker (obligation assumed by New LBT) (3)

10.18	M2M Telecommunications Services Agreement (portions of Attachment D to this have been omitted pursuant to a request for confidential treatment which has been filed with the Commission) (4)
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1	Code of Business Conduct (5)
99.2	Code of Ethics for Senior Financial Officers (6)

(1)
Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.

(2)	Filed as Exhibit 3.2 to registrant's Current Report on Form 8-K filed with the SEC on January 4, 2008 (the "Jan. 4, 2008 8-K") and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibit 14.1 to the Jan. 4, 2008 8-K and incorporated herein by this reference.
(6)	Filed as Exhibit 14.2 to the Jan. 4, 2008 8-K and incorporated herein by this reference.
*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-B

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Date: January 7, 2008	By:	/s/ David M. Morse
David M. Morse
Co-President and Chief Executive Officer