Form 10KSB/A
period 2007-08-31
Location Based Technologies, Inc.
filed 2008-02-05
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $26,928.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $24,137,400

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common equity, as of November 20, 2007 was 22,722,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None

Transitional Small Business Disclosure Format (Check one): Yes 5  No ☒

Introduction.  This amendment revises the Summary Compensation Table in Item 10 only.  In all other respects, the information in our Form 10-KSB remains unchanged.

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

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended 8/31(1)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)		Total ($)

David M. Morse	2007	120,000	(2)	–	–	–	–	–	–		120,000	(2)
Co-President, Chief Executive Officer and Chairman of the Board	2006	115,000	(2)	–	–	–	–	–	50,000	(5)	165,000	(2)

Joseph F. Scalisi	2007	120,000	(3)	–	–	–	–	–	–		120,000	(3)
Co-President, Chief Development Officer and Director	2006	115,000	(3)	–	–	–	–	–	50,000	(5)	165,000	(3)

Desiree Mejia	2007	120,000	(4)	–	–	–	–	–	–		120,000	(4)
Chief Operating Officer, Secretary and Director	2006	115,000	(4)	–	–	–	–	–	50,000	(5)	165,000	(4)

(1)
The information on this table relates to amounts paid to our executive officers in their capacities as such in the predecessor operating company that was merged into the Company (fka Springbank Resources, Inc.) effective October 11, 2007. Prior to that merger, our then officers and directors resigned. Prior to their resignation, the executive officers and directors of Springbank Resources, Inc. had received no cash compensation. Current management believes that disclosures relating to the ongoing business of the Company are more meaningful.

(2)	In 2006, $0 was actually paid and $115,000 was accrued for future payment.
(3)	In 2006, $26,075 was actually paid and $88,925 was accrued for future payment.
(4)	In 2006, $14,500 was actually paid and $100,500 was accrued for future payment.
(5)	The amounts presented in “All Other Compensation” reflect paper transactions to account for certain equity transactions which occurred at the end of 2006 in the operating company that was merged into the Company in October 2007. There were no cash payments or equity awards associated with the other compensation as reported.

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive offices as of August 31, 2007.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Morse	--	2,000,000	(1)	--	$1/share	2017	--	--	--	--
Joseph Scalisi	--	2,000,000	(1)	--	$1/share	2017	--	--	--	--
Desiree Mejia	--	2,000,000	(1)	--	$1/share	2017	--	--	--	--

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

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Date: February 5, 2008	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Date: February 5, 2008	By:	/s/ David M. Morse
David M. Morse
Director

Date: February 5, 2008	By:	/s/ Joseph Scalisi
Joseph Scalisi
Director

Date: February 5, 2008	By:	/s/ Desiree Mejia
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