Form 10KSB/A
period 2007-08-31
Location Based Technologies, Inc.
filed 2008-04-04
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A2

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

Introduction.  This amendment revises footnotes 2, 3, 4 and 5 to the Summary Compensation Table in Item 10 only.  In all other respects, the information in our Form 10-KSB, as amended to date, remains unchanged.

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

(2)
In 2006, $0 was actually paid and $115,000 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.

(3)
In 2006, $26,075 was actually paid and $88,925 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.

(4)
In 2006, $14,500 was actually paid and $100,500 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.

(5)
The amounts presented in “All Other Compensation” reflect the value of Class C membership units issued to officers of the Company when they were members of PocketFinder, LLC, a predecessor entity.  Upon the merger of Location Based Technologies Corp. and PocketFinder, LLC, to form a single entity prior to the acquisition of that entity by Springbank Resources, Inc., in October 2007, the Class C membership units were cancelled and have no value.  As such, there were no cash payments or equity awards associated with the other compensation as reported.

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive offices as of August 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Morse	--	2,000,000(1)	--	$1/share	2017	--	--	--	--
Joseph Scalisi	--	2,000,000(1)	--	$1/share	2017	--	--	--	--
Desiree Mejia	--	2,000,000(1)	--	$1/share	2017	--	--	--	--
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

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Date: April 4, 2008	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Date: April 4, 2008	By:	/s/ David M. Morse
David M. Morse
Director

Date: April 4, 2008	By:	/s/ Joseph Scalisi
Joseph Scalisi
Director

Date: April 4, 2008	By:	/s/ Desiree Mejia
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