Form 10QSB
period 2008-02-29
Location Based Technologies, Inc.
filed 2008-04-10
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2008

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

There are 28,980,638 shares outstanding of the issuer’s common stock, as of  April 10, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I.    FINANCIAL INFORMATION

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
 AND FOR THE PERIOD FROM INCEPTION
(SEPTEMBER 16, 2005) THROUGH FEBRUARY 29, 2008

ITEM 1.    FINANCIAL STATEMENTS

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 29, 2008 and August 31, 2007

	February 28,	August 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,657,223	$3,671,900
Accounts receivable	5,818	-
Prepaid expenses	39,534	53,526
Debt issuance costs	-	446,776

Total current assets	1,702,575	4,172,202

Property and equipment, net of accumulated depreciation	704,534	371,566

OTHER ASSETS
Patents and trademarks	1,096,295	994,297
Deposits	20,458	7,060

Total other assets	1,116,753	1,001,357

TOTAL ASSETS	$3,523,862	$5,545,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$52,835	$680,000
Accrued officer compensation	223,500	453,975
Advances from officer	-	25,020
Notes payable, related party	-	803,500
Accrued interest, related party notes payable	-	120,599
Convertible notes payable	-	4,892,000
Accrued interest, convertible notes payable	-	58,206

Total current liabilities	276,335	7,033,300

TOTAL LIABILITIES	276,335	7,033,300

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
28,980,638 shares and 17,575,000 shares issued and outstanding
at February 29, 2008 and August 31, 2007, respectively	24,643	176
Additional paid-in capital	10,446,873	800,992
Deficit accumulated during the development stage	(7,223,989)	(2,289,343)

Total stockholders' equity (deficit)	3,247,527	(1,488,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,523,862	$5,545,125

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended February 29, 2008 and February 28, 2007 and for the period from Inception (September 16, 2005) to February 29, 2008
(Unaudited)

	For the three months ended		For the six months ended		(Sept 16, 2005)
	February 29,	February 28,	February 29,	February 28,	to February 29,
	2008	2007	2008	2007	2008

Net revenue	$5,818	$-	$5,818	$-	$5,818

Operating expenses
General and administrative	239,946	34,240	404,948	63,227	615,290
Officer compensation	90,000	90,000	180,000	180,000	1,035,000
Professional fees	318,548	-	1,416,327	80	1,650,359
Rent	28,693	24,315	46,971	36,146	146,205
Research and development	262,749	25,136	548,441	83,391	1,062,027

Total operating expenses	939,936	173,691	2,596,687	362,844	4,508,881

Net operating loss	(934,118)	(173,691)	(2,590,869)	(362,844)	(4,503,063)

Other income (expense)
Interest income (expense), net	18,940	(5,000)	63,556	(10,000)	(63,003)
Interest forgiven, net	125,008	-	58,206	-	-
Debt issuance costs - commissions	(173,006)	-	(491,775)	-	(680,959)
Debt issuance costs - warrants	(1,141,998)	-	(1,971,791)	-	(1,971,791)
Loss on asset disposal	(373)	-	(373)	-	(373)

Total other income (expense)	(1,171,429)	(5,000)	(2,342,177)	(10,000)	(2,716,126)

Net loss before income taxes	(2,105,547)	(178,691)	(4,933,046)	(372,844)	(7,219,189)

Provision for income taxes	-	-	1,600	1,600	4,800

Net Loss	(2,105,547)	(178,691)	(4,934,646)	(374,444)	(7,223,989)

Accumulated Deficit

Balance, beginning of period	(5,118,442)	(979,349)	(2,289,343)	(783,596)	-

Balance, end of period	$(7,223,989)	$(1,158,040)	$(7,223,989)	$(1,158,040)	$(7,223,989)

Basic - Earnings (loss) per share	$(0.07)	$(0.61)	$(0.20)	$(0.88)

Basic - Weighted Average Number
of Shares Outstanding	28,206,464	293,889	24,346,449	424,833

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to February 29, 2008
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

(Continued)

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to February 29, 2008
(Unaudited)
(Continued)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock			Additional	During the	Stockholders
	Number		Number	To be		Paid-In	Development	Equity
	of Shares	Amount	of Shares	issued	Amount	Capital	Stage	(Deficit)

Issuance of 175,000 shares of common stock, June 2007	-	-	175,000	(100)	100	-	-	-

Issuance of 55,000 shares of common stock for cash proceeds of $55,000, June 2007	-	-	55,000	-	55	54,945	-	55,000

Issuance of 16,800,000 shares of common stock for cash proceeds of $168, June 2007	-	-	#######	-	16,800	(16,632)	-	168

Issuance of common stock for conversion of note payable, August 2007	-	-	15,000	-	15	14,985	-	15,000

Net loss	-	-	-	-	-	-	(1,505,747)	(1,505,747)

Balance, August 31, 2007	-	-	17,575,000	-	17,575	783,593	(2,289,343)	(1,488,175)

Issuance of Series A warrants	-	-	-	-	-	1,408,167	-	1,408,167

Issuance of Series B warrants	-	-	-	-	-	563,624	-	563,624

Issuance of common stock for services, October 2007	-	-	6,000	-	6	5,994	-	6,000

Issuance of common stock for conversion of related party note payable, October 2007	-	-	803,500	-	804	802,696	-	803,500

Share exchange with Springbank Resources resulting in recapitalization, October 2007	-	-	4,337,500	-	-	419	-	419

Issuance of common stock for services, November 2007	-	-	425,544	-	426	425,118	-	425,544

Issuance of common stock for services, November 2007	-	-	200,000	-	200	829,800	-	830,000

(Continued)

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to February 29, 2008
(Unaudited)
(Continued)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock			Additional	During the	Stockholders
	Number		Number	To be		Paid-In	Development	Equity
	of Shares	Amount	of Shares	issued	Amount	Capital	Stage	(Deficit)

Issuance of common stock for conversion of notes payable, November and December 2007	-	-	5,242,000	-	5,242	5,236,758	-	5,242,000

Issuance of common stock for conversion of accrued interest on related party note payable, February 2008			120,599		120	120,479	-	120,599

Issuance of common stock for conversion of accrued officer compensation, February 2008			270,495		270	270,225	-	270,495

Net loss	-	-	-	-	-	-	(4,934,646)	(4,934,646)

Balance, February 29, 2008	-	$-	#######	$-	$24,643	#######	$(7,223,989)	$3,247,527

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and six months ended February 29, 2008 and February 28, 2007 and for the period from Inception (September 16, 2005) to February 29, 2008
(Unaudited)

			Inception
	For the six months ended		(Sept 16, 2005)
	February 29,	February 28,	to February 29,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(4,934,646)	$(374,444)	$(7,223,989)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation	4,381	150	6,482
Common stock issued for services	1,261,544	-	1,516,544
Warrants issued for services	1,971,791	-	1,971,791
Recapitalization adjustment	419	-	419
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(5,818)		(5,818)
(Increase) decrease in prepaid expenses	13,992	-	(39,534)
(Increase) decrease in debt issuance costs	446,776	-	-
(Increase) decrease in deposits	(13,398)	-	(20,458)
Increase (decrease) in accounts payable and accrued expenses	(627,165)	(9,783)	52,835
Increase (decrease) in accrued officer compensation	40,020	129,000	493,995
Increase (decrease) in accrued interest	(58,206)	5,000	120,599

Net cash used in operating activities	(1,900,310)	(250,077)	(3,127,134)

Cash Flows from Investing Activities
Purchase of property and equipment	(337,349)	(55,566)	(711,016)
Additions to patents and trademarks	(101,998)	(21,000)	(196,295)

Net cash used in investing activities	(439,347)	(76,566)	(907,311)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	370,000	404,168
Proceeds from common stock be to issued	-	-	142,000
(Repayments) / advances from officer	(25,020)	6,485	-
Proceeds from convertible notes payable	350,000	-	5,242,000
Proceeds from notes payable, related party	-	-	50,000
Repayment on notes payable, related party	-	(23,000)	(146,500)

Net cash provided by financing activities	324,980	353,485	5,691,668

Net (decrease) increase in cash and cash equivalents	(2,014,677)	26,842	1,657,223

Cash and cash equivalents, beginning of period	3,671,900	3,568	-

Cash and cash equivalents, end of period	$1,657,223	$30,410	$1,657,223

(Continued)

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and six months ended February 29, 2008 and February 28, 2007 and for the period from Inception (September 16, 2005) to February 29, 2008
(Unaudited)
(Continued)

			Inception
	For the six months ended		(Sept 16, 2005)
	February 29,	February 28,	to February 29,
	2008	2007	2008

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$800	$800
Interest paid	$-	$-	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of shares of common stock for services	$1,261,544	$-	$1,516,544
Issuance of warrants for services	$1,971,791	$-	$1,971,791
Acquisition of patents for note payable	$-	$-	$900,000
Issuance of common stock for conversion of notes payable	$5,242,000	$-	$5,512,000
Issuance of common stock for conversion of related party note payable	$803,500	$-	$803,500
Issuance of common stock for conversion of accrued interest on related party note payable	$120,599	$-	$-
Issuance of common stock for conversion of accrued officer compensation	$270,495	$-	$-

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-KSB of Location Based Technologies, Inc. for the year ended August 31, 2007.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2008, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2007, included in the Company’s report on Form 10-KSB.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

Concentration of Credit Risk

Cash and cash equivalents – The cash and cash equivalent balances at February 29, 2008, are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.  At February 29, 2008, the Company had uninsured cash deposits in excess of the FDIC insurance limit totaling $1,571,795.

Revenues and Accounts Receivable – Revenue generated during the six months ended February 29, 2008, consisted of sales to a single customer.  Total revenues from this customer were $5,818 for the six months ended February 29, 2008.  Total accounts receivable due from this customer at February 29, 2008 were $5,818.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  As of February 29, 2008, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. As of February 29, 2008 and August 31, 2007, the Company has capitalized $1,061,331 and $990,572 for patent related expenditures, respectively. As of February 29, 2008 and August 31, 2007, the Company has capitalized $34,964 and $3,725 for trademark related expenditures, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued by the United States Patent Office and placed in service by the Company.  Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal Website Development Costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of February 29, 2008, the Company had capitalized costs of $675,475 related to its website development.  The website development costs will be depreciated when the website is completed and ready for use.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of February 29, 2008, the Company did not deem any of its long-term assets to be impaired.

Revenue Recognition

Revenues are recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” when (a) persuasive evidence of an arrangement exists, (b) the products or services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectibility is reasonably assured. In instances where the customer, at its discretion, has the right to reject the product or services prior to final acceptance, revenue is deferred until such acceptance occurs.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."  For the six months ended February 29, 2008 and February 28, 2007, the Company incurred $548,441 and $83,391 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  The Company has included its $800 franchise fee in its provision for income taxes for each of the six months ended February 29, 2008 and February 28, 2007.

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
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FASB Interpretation No. 48 – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the potential effect of FIN 48 on its financial statements.

SFAS No. 157 – In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently assessing the potential effect of SFAS 157 on its financials statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 158 – In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

SAB No. 108 – In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 159 – In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

2.	PROPERTY AND EQUIPMENT

Property and equipment at February 29, 2008 and August 31, 2007 consists of the following:

	February 29,	August 31,
	2008	2007
Website development costs	$675,475	$361,825
Computer and video equipment	21,216	10,076
Office furniture	11,546	1,766
Leasehold improvements	2,445

	710,682	373,667
Less: accumulated depreciation	(6,148)	(2,101)

Total property and equipment	$704,534	$371,566

Depreciation expense for the six months ended February 29, 2008 amounted to $4,381.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

From November 2008 through December 2008, all of the convertible notes payable totaling $5,242,000 were converted into 5,242,000 shares of the Company’s common stock on the basis of $1.00 per share.  In connection with the note payable conversions, each note holder agreed to forgive accrued interest on the notes totaling $168,989.

4.              NOTES PAYABLE – RELATED PARTY

On November 28, 2005, the Company entered into a promissory note agreement with the Company’s CEO and stockholder for $900,000 in exchange for the assignment of certain intellectual property and trademark rights. Under the terms of the promissory note agreement, the principal and any unpaid interest shall not become due until the Company attains financial stability, defined as strong revenue generation and cash flow.  Up to twelve quarterly payments may be made to fulfill payment of this note.  The note may be prepaid without premium or penalty. The note bears interest at 8% per annum and is payable at any time before the repayment date. The note is secured by all intellectual property, trademarks, ongoing research and development and all other assets owned by the Company. On October 29, 2007, the CEO elected to convert the outstanding balance on the promissory note agreement into common stock of the Company.  The note payable balance totaling $803,500 was converted into 803,500 shares of the Company’s common stock on the basis of $1.00 per share.  In February 2008, accrued interest on the note payable totaling $120,599 was converted into 120,599 shares of the Company’s common stock on basis of $1.00 per share.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

5.              COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In July 2007, the Company entered into a financial consulting agreement whereby the consultant will be compensated 2% of the Company’s first ten million dollars of sales and 1% of the second ten million dollars of sales.  The agreement expires July 16, 2010.

In January 2008, the Company entered into a consulting and sales representative agreement whereby the consultant will be compensated 5% of certain product sales.  In addition, the consultant may earn warrants to purchase up to 200,000 shares of the Company’s common stock upon meeting certain sales targets.  The agreement expires December 31, 2008 and shall automatically renew from year to year until terminated by either party.

In February 2008, the Company entered into a framework, platform development and assistance services agreement related to technological developments of the database and website. Under the terms of the agreements, the Company is obligated to pay approximately $270,000 from March 2008 through January 2009.  The agreements expire February 2011.

Operating Leases

The Company leases approximately 7,000 square feet of general office space in Anaheim, California, for base rent of $11,300.  The Company is also responsible for its share of lease related operating expenses approximating $1,500 per month.  The lease expires on December 31, 2009.

Total rental expense on operating leases for the six months ended February 29, 2008, and February 28, 2007 was $46,971 and $36,146, respectively.

As of February 29, 2008 the future minimum lease payments are as follows:

For the Years Ending February 28,
2009	$136,278
2010	116,390

Total	$252,668

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

6.              EQUITY (Continued)

Common Stock (Continued)

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

In December 2007, the Company issued 4,174,500 shares of common stock in exchange for the conversion of $4,174,500 in notes payable (see Note 3).

In February 2008, the Company issued 120,599 shares of common stock in exchange for the conversion of $120,599 in accrued interest on a related party note payable (see Note 4).

In February 2008, the Company issued 270,495 shares of common stock in exchange for the conversion of $270,495 in accrued officer compensation.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

6.              EQUITY (Continued)

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

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan.  The plan reserves 750,000 shares for issuance pursuant to options, grants of restricted stock or other stock-based awards.  The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board.  There were no distributions made under the plan for the three months ended February 29, 2008.

7.      STOCK OPTIONS AND WARRANTS

On August 15, 2007, the Company issued a “Series A” warrant to a consultant to purchase 500,000 shares of the Company’s common stock at $1 per share and a “Series B” warrant to purchase 250,000 shares of the Company’s common stock at $2 per share.  Both warrants terminate at the earlier of August 14, 2012 or upon the Company’s sale and issuance of stock in a public offering with gross proceeds in excess of $10 million.  The fair value of the Series A and Series B warrants is capitalized as debt issuance costs, and will be amortized over the remaining life of the note payable.  For the six months ended February 29, 2008, the Company recognized debt issuance cost amortization totaling $1,971,791 for the Series A and Series B warrants.  The Company calculated the fair value of the warrants by using the Black-Scholes option pricing model.  No warrants were exercised as of February 29, 2008.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

The components of the Company’s deferred tax asset as of February 29, 2008, are as follows:

Net operating loss carry forward	$2,877,000
Valuation allowance	(2,877,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Tax at statutory rate	$39.83%
Valuation allowance	(39.83%)

$-

8.              PROVISION FOR INCOME TAXES

As of February 29, 2008, the Company had federal and state net operating loss carryforwards of approximately $7,223,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

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

Our Business.  We are in a solid financial position to transition from a company that is primarily focused on design and development to being a company fully engaged with sales, marketing, and product delivery.  Our financial condition has greatly benefited from the conversion of 100% of our outstanding investor notes into company common stock.  The impact of this conversion has strengthened our balance sheet.  The final development stage of the PocketFinder® personal locators has taken longer than we expected due to advancements in the GPS technology and in preparation of our printed circuit boards.  PocketFinder® devices are technologically advanced and utilize a highly developed eight (8) layer printed circuit board.  The fabrication of the boards, although not a challenge in mass production, is delicate when produced in small quantities by “boutique” manufacturers who make the initial devices that are submitted to the government approved laboratories for certification testing. Our boutique manufacturers have had to run several batches of the boards in order to get them right (just accomplished on April 8th 2008).  With the boards completed, we will now be able to submit devices to the labs for certification testing.

The PocketFinder® Personal Locator family of devices meets the growing demand for location-based services that will allow family members to keep in touch with one another in an increasingly busy world.  By taking advantage of the latest in GPS and GSM technology, our locator devices will optimize the ability for families to stay connected.  Applications may include: outdoor and extreme sports enthusiasts, parents, adult children of the elderly, elder care providers of patients with Alzheimer’s and dementia, special needs providers for those with disabilities, pet owners, and for the tracking and recovery of valuable property and luggage while traveling.  Our device is fifty millimeters in diameter or about 2 inches.  It fits easily into a child’s pocket, their backpack, or onto a belt.  The PetFinder will come with a form fitting neoprene pouch that is easily slid onto a belt or a pet’s collar.

We operate with an “outsourced” model of highly selected individuals and organizations that have quick growth capacity to keep pace with our anticipated fast growth.  We have a small number of employees, yet have approximately 47 full time contractors working on our endeavor.  It allows us to tightly control our overhead so, as we now shift our primary focus from being a development company to being a sales and marketing company, we have the right resources in place.  The infrastructure and critical organizations for success are in place. We have a very talented senior management team with partners who bring the right knowledge, skills and abilities to deliver world-class products and services. We have recruited a master of distribution with specific knowledge and experience in the location based services arena as well as a seasoned expert in customer service to ensure that our customers experience the best level of service from day one.  As shown in one of our earlier SEC filings, we have a signed contract with “24/7 INtouch” and they will handle our call-center customer services. They are a high quality, award-winning, mass-market customer-focused support organization.

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

Our Personal Locator Services.  We are beginning the manufacturing process of the PocketFinder Personal Locator or PocketFinder®.  We plan to have the PocketFinder® device manufactured by an original equipment manufacturer (OEM) with facilities in China, Mexico and Europe although we have not yet entered into any manufacturing contracts.  We will provide end-user customer service and support through 24-7 INtouch headquartered in Toronto, Ontario.  We anticipate exploring multiple vertical markets including the following:

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

We signed a contract with KORE Telematics on November 26, 2007.  Our products will offer wide network coverage throughout North America  via KORE Telematics (an provider of “Machine-to-Machine” or M2M protocol access) utilizing the largest GSM carrier networks in the United States and Canada.  With this agreement, our personal locators will have the ability to roam seamlessly on the networks of 290 wireless providers in over 130 countries.  In addition, our locators have the ability to work on any GSM network in the world.

Our Target Markets and Marketing Strategy.  We have invested significantly in intellectual properties, which consist of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover all aspects of the personal locator, its operating system and user interface.  We have received Trademark approvals for the following: PetFinder; PocketFinder and the associated service mark; Your World Located; iTalk; and the avatars (or stylized heads) found on our website and on the product’s box.

We provide wireless location based solutions for global positioning products and its proprietary “friendly user interface” software system.  Our PocketFinder® family of products delivers rugged, compact products with real-time location-based information over its proprietary server architecture.  Our products simplify the ability for families to stay connected with one another, for pet owners to know where their pets are on demand, and solutions for asset tracking.  We have the ability to provide platform support for the integration of other location-based GPS services within its applications in order to simplify the customers need to locate all location-based devices in one easy tool.

We are preparing for the launch of our first two products, the PocketFinder® and PetFinder™, while also involved in numerous other “white label” marketing opportunities. In addition, several licensing opportunities are being explored.

For the PocketFinder® family of products, we believe that the primary target market will consist of parents with school-aged children from ages five to thirteen.  Secondary markets may include medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, freight and cargo carriers, delivery services, pet owners, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable personal items.

Based on census information, there are over 37,000,000 children in the 5 to 13 year old market segment in the United States with an additional 4,000,000 in the prime focus areas in Canada.  The European Community has an additional 42,500,000 children in this primary age group.  Adding in the elder care market this represents a target market of more than 109,200,000 potential customers in our focus age group.

Closely related to family/personal locators is the desire for pet locators.  A locator device will give the owner the ability to locate their pet if it were to become lost or be missing in the neighborhood as well as to ensure that services paid for are received, i.e., that a walking service or pet care facility actually provide the outdoor activity contractually agreed to.

Our marketing initiatives will include:

•	Licensing opportunities for the products in other areas or regions.
•	Self branded or “white label” opportunities for niche market or vertical market sales.
•	Affinity group marketing and outreach opportunities.
•	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters.
•	Retail distribution initiatives.

Our Revenue Sources.  We expect our revenues to be based on the following sales and revenue sources:

•	Potential licensing fees.
•	Organizations that will self-brand the PocketFinder® for specialized niche markets (“white label”).
•	Personal Locator device sales to retailers.
•	Personal Locator device sales through affinity groups and through our web site.
•	Personal Locator device accessory sales.
•	Monthly re-occurring service fees.

Growth Strategy.  Our objective is to become one of the major providers of personal and asset location services on the market.  Our strategy is to provide high quality devices that meet the mass market’s requirements whether it be for their children, their pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

•	A mass market retail price of under $150.00;
•	A basic monthly service fee of under $20.00 with multiple convenient access points (mobile phone, land line, or via the internet);
•	Ease of use at the location interface point as well as with the device;
•	Rugged design that meets the rigors of an active child or pet. It is waterproof and handles weather extremes of heat and cold.

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

Competitors include Geospatial Platform Providers, Application Developers, Wherify Wireless, Inc., Zoombak, Inc., and Global Pet Finder.  These may be better financed, or have greater marketing and scientific resources than we do.

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

Our Research and Development.  We are currently finalizing our development stage of the company.  Preparation for the government approved laboratory Certification processes  began in the first calendar quarter of 2008 (initial certifications will include Federal Communications Commission, Industry Canada, Conformite Europeenne, PCS Type Certification Review Board, and Carrier certification).  Engineer prototype testing began in October of 2007.  We will continue to work with several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value on the market.  We anticipate ongoing involvement with some level of developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of April 1, 2008 we are fully leveraging our outsourcing model to world class partners and have three full-time employees and approximately 47 contracted employees engaged in hardware and software development and early marketing and sales preparation.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We anticipate that we will hire two to four key employees in the next six months, with selective and controlled growth commensurate with significant increases in our revenues.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increases will be accomplished through sales and customer support organizations contracted to provide respective services.

In furtherance of our company’s efforts to prepare to move into the marketplace, we have entered into the following contracts with independent service providers during our second fiscal quarter of 2008:

•
Consulting Agreement, dated December 10, 2007, with Brooks Secrest for the analysis and evaluation of shipping and kitting needs of PocketFinder® products.  The agreement remains in effect until the assigned tasks are completed, but in any event no longer than three years.  The contractor is entitled to payments totaling $200,000 payable in two increments with the final payment in March 2008.

•
Consulting and Sales Representative Agreement, dated January 2, 2008, with WhizBiz, LLC, to act as the Company’s consultant and sales representative.  The agreement expires December 31, 2008, and shall automatically renew from year to year until terminated by either party.  The consultant will be compensated for certain product sales and is entitled to earn up to 200,000 warrants to purchase shares of our common stock upon reaching certain benchmarks.  Shares issued to consultant will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•
Consulting Agreement, dated January 2, 2008, with Tina Florance, CPA, for services to serve as the Company’s Controller.  The agreement remains in effect until the assigned tasks are completed, but in any event no longer than three years.  Ms. Florance receives an hourly amount for her services and is entitled to earn up to 20,000 warrants to purchase shares of our common stock upon reaching certain benchmarks.  Shares issued to Ms. Florance will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•
A series of professional services agreements, dated February 27, 2008,  was entered into with NXP Software B.V., a company incorporated under the laws of the Netherlands (“NXP”) wherein NXP agreed to (i) license to the Company software capable of processing GPS satellite signals to provide location positioning information; (ii) provide a technology platform utilizing that software on which the Company can build its PocketFinder® products; and (iii) provide the Internet based services required for the PocketFinder® products to perform GPS location processing using NXP’s software technology.  The agreements include a Framework Agreement (a form of master agreement), a Technology License and Distribution Agreement, a Platform Development Agreement, and an Assistance Services Agreement. The agreements have three year terms, extendable for one additional year, and have standard termination provisions.  They are not assignable by the Company without NXP’s consent.  The Company will not be charged a license fee for the technology but will pay negotiated fees for NXP’s work in development the technology platform and NXP’s service assistance.

PLAN OF OPERATIONS

Cash Requirements.

We are a wireless technology company focused on the marketing and sales of a new personal location device system (the PocketFinder®  Personal Locator or PocketFinder®) for retail distribution.  We are an early stage marketing and sales company, and we expect the initial launch of the PocketFinder® during second quarter of 2008.  Since our inception, we have generated significant losses.  As of February 29, 2008, we had an accumulated deficit of $7,223,989.  We expect to incur continual losses until sometime in calendar year 2009, although we expect to begin generating revenues sometime during the first six months of calendar 2008.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of February 29, 2008, we had $1,657,223 in cash, cash equivalents and short-term investments.  We believe that our available cash and cash equivalents will be sufficient to fund anticipated levels of basic operations until we achieve cash flow from sales.  Over the next two months, we expect to expend approximately $331,000 (exclusive of cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder®.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities starting sometime in the next three months of calendar 2008 although there is no assurance that we will be successful in that regard.

We expect to have to raise additional funds in the coming months to purchase and maintain inventory and for related purposes such as packaging, shipping, and direct sales and marketing costs.  We are not able to estimate the amount of funds necessary as it will be determined by the volume represented by purchase orders from targeted retailers who desire to sell our product.

Our funding requirements will depend on numerous factors, including:

•	Costs involved in the completion of the hardware, software and interface customization, and website necessary to commence the commercialization of the PocketFinder® Personal Locator;
•	The costs of outsourced manufacturing;
•	The costs of commercialization activities, including product marketing, sales and distribution; and
•	Our revenues, if any, from successful commercialization of the PocketFinder® Personal Locator.

As noted above, based on budgeted expenditures, we believe that we will have sufficient liquidity to satisfy our cash requirements until sales are achieved.  If our existing resources prove to be insufficient to satisfy our liquidity requirements during that timeframe, we will need to raise additional external funds through the sale of additional equity or debt securities.  In any event, as noted above, we will need to raise additional funds during the next three months to finance the inventory necessary to meet anticipated demand and to support related marketing, sales, and distribution expenses.  The sale of additional equity securities will result in additional dilution to our shareholders.  Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned commercialization activities, which could harm our financial conditions and operating results.

Product Research and Development

The management team made a strategic decision to delay the completion of production ready units due to access to newly developed GPS software and technology that significantly enhanced the accuracy and response speed of our GPS solution. It will be the first application of this new technology in the personal location space in the world.  We plan to complete all readiness activities for the initial market launch of the PocketFinder® including manufacturing in the second calendar quarter of 2008.  We are currently using pre-production locator units for testing of our “back office” systems and pre-sales and marketing efforts have already begun.  We expect that our first purchase orders will be secured in second calendar quarter 2008 and that we will be prepared to begin delivery of product to retailers in the same time period, although there can be no assurance that we will meet that target time period.

Plant and Equipment, Employees

We do not plan to purchase or sell any significant equipment, plant or properties during the foreseeable future.  Our business operations are based on a strategic outsourcing model, thereby negating the need for additional plant and equipment, or significant numbers of employees.  Thus, we do not anticipate hiring any significant number of additional employees during the next 12 months.

RESULTS OF OPERATIONS

For the six months ended February 29, 2008 as compared to the six months ended February 28, 2007.

Revenues.

We generated $5,818 of consulting revenue for the six months ended February 29, 2008.   There was no revenue generated for the six months ended February 28, 2007.

Operating Expenses.

For the six months ended February 29, 2008, our total operating expenses were $2,596,687 as compared to total operating expenses of $362,844 for the six months ended February 28, 2007.  The increase in operating expenses is attributed to the following:

•
An increase in general and administrative costs to $404,948 for the six months ended February 29, 2008, as compared to $63,227 for the six months ended February 28, 2007.  The increase in general and administrative costs is the result of increases in the following:

o	Advertising, marketing and promotional costs in preparation for the initial launch of the PocketFinder® products;
o	Corporate filing fees, stock transfer agent fees and Edgar filing fees as a result of being a public company;
o	Computer expenses due to technological advances; and
•	Travel expenses to secure international technology, manufacturing and sales contracts.

•
A significant increase in professional fees to $1,416,327 for the six months ended February 29, 2008, as compared to $80 for the six months ended February 28, 2007.  The increase in professional fees is the result of the following:

o	The recognition of $830,000 in stock based compensation issued to consultants for technology services rendered;
o	Incurring sales consulting fees in preparation for the initial launch of the PocketFinder® products.
o	A significant increase in legal and accounting fees as a result of the reporting requirements of being a public company.
•
An increase in research and development costs for the six months ended February 29, 2008, to $548,441 as compared to $83,391 for the six months ended February 28, 2007, as significant efforts were made to develop and build the first prototypes and development of the website and mapping interface services.

Other Income.

For the six months ended February 29, 2008, we reported net interest income of $63,556 as compared to net interest expense of $10,000 for the six months ended February 28, 2007.  The increase in interest income is attributed to the recognition of interest on bank deposits during the six months ended February 29, 2008, while there was no such interest income during the six months ended February 28, 2007.

For the six months ended February 29, 2008, we reported debt issuance costs for commissions and warrants totaling $491,775 and $1,971,791, respectively.  There were no such debt issuance costs during the six months ended February 28, 2007.

Net Loss.

For the six months ended February 29, 2008, we reported a net loss of $4,934,646 as compared to a net loss of $374,444 for the six months ended February 28, 2007, due to an increase in operating expenses as discussed above.

Liquidity and Capital Resources.

We had cash and cash equivalents of $1,657,223 as of February 29, 2008, as compared to cash and cash equivalents of $3,671,900 as of August 31, 2007.  The decrease in cash and cash equivalents is the result of funding the operating loss for the six months ended February 29, 2008.  Prepaid expenses totaled $39,534 as of February 29, 2008, and primarily consisted of prepaid insurance and software license agreements.  There were no debt issuance costs capitalized as of February 29, 2008, as compared to $446,776 as of August 31, 2007.  The decrease in debt issuance costs is the result of fully amortizing these debt issuance costs.

As of February 29, 2008, the total of our property and equipment, less accumulated depreciation, was a net value of $704,534, compared to the net value of $371,566 for our property and equipment, less accumulated depreciation, as of August 31, 2007.  The increase is primarily due to the development of the website and database during the six months ended February 29, 2008.

Other assets, consisted of patents, trademarks and deposits, amounted to $1,116,753 as of February 29, 2008, as compared to $1,001,357 as of August 31, 2007.  The increase is the result of legal fees to obtain and secure additional patents and trademarks.

Our total assets as of February 29, 2008, were $3,523,862 as compared to our total assets as of August 31, 2007, which were $5,545,125.  The decrease in our total assets as between the two periods was due primarily to a decrease in cash and cash equivalents and debt issuance costs.

As of February 29, 2008, our accounts payable and accrued expenses, including accrued officer compensation, were $276,335 as compared to $1,133,975 as of August 31, 2007.  The decrease in accounts payable and accrued expenses, including accrued officer compensation, as of February 29, 2008, is primarily due to the payment of accrued financing commissions and the conversion of accrued officer compensation into the Company’s common stock.

Notes payable and convertible notes payable, including related accrued interest, totaled $0 as of February 29, 2008, as compared to $ 5,874,305 as of August 31, 2007.  The decrease is primarily due to the conversion of $5,242,000 in notes payable into the Company’s common stock.  In addition, $924,099 of related party notes payable and accrued interest was also converted into the Company’s common stock.  We had no other long term liabilities, commitments or contingencies.

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

PART II    OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

We have no litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales within this fiscal quarter were reported on current reports on Form 8-K filed on December 5, 2007 and January 4, 2008.

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders, which was held at our offices on February 19, 2008, David M. Morse, Joseph F. Scalisi, and Desiree Mejia were elected as directors for the next year and until their successors are qualified and elected. In addition, the selection of the independent registered accounting firm to act as auditors for the fiscal year ending August 31, 2008 was ratified.  The votes were cast as follows:

	FOR	AGAINST	WITHHOLD FOR DIRECTOR	ABSTENTIONS	BROKER NON-VOTE
MORSE	21,908,509	0	50,891	0	0
SCALISI	21,908,509	0	50,891	0	0
MEJIA	21,908,509	0	50,891	0	0
COMISKEY AND COMPANY	21,921,709	0	0	0	0

 ITEM 5.   OTHER INFORMATION

(a)            We have entered into the following contracts with independent service providers during our second fiscal quarter of 2008:

•
Consulting Agreement, dated December 10, 2007, with Brooks Secrest for the analysis and evaluation of shipping and kitting needs of PocketFinder® products.  The agreement remains in effect until the assigned tasks are completed, but in any event no longer than three years.  The contractor is entitles to payments totaling $200,000 payable in two increments with the final payment in March 2008.

•
Consulting and Sales Representative Agreement, dated January 2, 2008, with WhizBiz, LLC, to act as the Company’s consultant and sales representative.  The agreement expires December 31, 2008, and shall automatically renew from year to year until terminated by either party.  The consultant will be compensated for certain product sales and is entitled to earn up to 200,000warrants to purchase shares of our common stock upon reaching certain benchmarks.  Shares issued to consultant will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•
Consulting Agreement, dated January 2, 2008, with Tina Florance, CPA, for services to serve as the Company’s Controller.  The agreement remains in effect until the assigned tasks are completed, but in any event no longer than three years.  Ms. Florance receives an hourly amount for her services and is entitled to earn up to 20,000 warrants to purchase shares of our common stock upon reaching certain benchmarks.  Shares issued to Ms. Florance will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•
A series of professional services agreements, dated February 27, 2008,  was entered into with NXP Software B.V., a company incorporated under the laws of the Netherlands (“NXP”) wherein NXP agreed to (i) license to the Company software capable of processing GPS satellite signals to provide location positioning information; (ii) provide a technology platform utilizing that software on which the Company can build its PocketFinder® products; and (iii) provide the Internet based services required for the PocketFinder® products to perform GPS location processing using NXP’s software technology.  The agreements include a Framework Agreement (a form of master agreement), a Technology License and Distribution Agreement, a Platform Development Agreement, and an Assistance Services Agreement. The agreements have three year terms, extendable for one additional year, and have standard termination provisions.  They are not assignable by the Company without NXP’s consent.  The Company will not be charged a license fee for the technology but will pay negotiated fees for NXP’s work in development the technology platform and NXP’s service assistance.

(b)           We have no procedure in place for shareholders to nominate persons to serve on our Board of Directors other than nominations for the position of director will be accepted from the floor as long as the person nominated has given written consent to his/her nomination and has agreed to serve if elected.

ITEM 6.    EXHIBITS

Exhibit No.*	DocumentDescription
3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (3)
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (3)
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

10.1	Executive Employment Agreement, dated October 11, 2007, between New LBT and David Morse (3)
10.2	Executive Employment Agreement, dated October 11, 2007, between New LBT and Joseph Scalisi (3)
10.3	Executive Employment Agreement, dated October 11, 2007, between New LBT and Desiree Mejia (3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse, dated August 30, 2007 (obligation assumed by New LBT)(3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi, dated August 30, 2007 (obligation assumed by New LBT) (3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia, dated August 30, 2007 (obligation assumed by New LBT)(3)
10.7	Series A Warrant, dated August 15, 2007, in favor of Northstar Investments, Inc., issued by Location Based Technologies, Corp. (obligation assumed by New LBT) (3)
10.8	Series B Warrant dated August 15, 2007, in favor of Northstar Investments, Inc. (obligation assumed by New LBT) (3)
10.9	Finders Fee Agreement, dated March 9, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by New LBT) (3)
10.10	Consulting Agreement, dated July 16, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by New LBT) (3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp., adopted September 10, 2007 (obligation assumed by New LBT) (3)
10.12	Product Design Agreement, dated May 1, 2007, between Location Based Technologies and Aero Technology UK, Ltd. (obligation assumed by New LBT) (3)
10.13	PocketFinder Branding and Website – Control Agreement, dated September 20, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by New LBT(3)
10.14	Coregenic Professional Services Contract, dated September 27, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by New LBT) (3)
10.15	Consulting Agreement, dated October 3, between Location Based Technologies and Michael Beydler (obligation assumed by New LBT) (3)
10.16	Consulting Agreement, dated July 10, 2006, between Location Based Technologies and Roger Anderson (obligation assumed by New LBT) (3)
10.17
Loan Promissory Note in the amount of $900,000, dated November 28, 2005, with PocketFinder, Inc. as maker and David Morse as payee, secured by the intellectual property of maker (obligation assumed by New LBT) (3)

10.18
M2M Telecommunications Services Agreement (portions of Attachment D to this Exhibit 99.1 have been omitted pursuant to a request for confidential treatment which has been filed with the Commission) (4)

10.19	Consulting Agreement, dated December 10, 2007, with Brooks Secrest.
10.20	Consulting and Sales Representative Agreement, dated January 2, 2008, with WhizBiz, LLC, to act as the Company’s consultant and sales representative.
10.21	Consulting Agreement, dated January 2, 2008, with Tina Florance, CPA, for services to serve as the Company’s Controller.
10.22	Framework Agreement between the company and NXP Software, B.V. (“NXP”), dated February 27, 2008. (4)
10.23	Technology License and Distribution Agreement between the company and NXP, dated February 27, 2008. (7)
10.24	Platform Development Agreement between the company and NXP, dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the company and NXP, dated February 27, 2008. (9)
10.26	Commercial Lease Agreement between Cinvest LLC and the Company, commencing January 1, 2008 and ending December 31,2009, for the offices occupied by the Company in Anaheim, CA.
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1	Code of Ethics (5)

(1)
Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.

(2)	Filed as Exhibit 3.2 to registrant's Current Report on Form 8-K filed with the SEC on January 4, 2008 ("01/04/08 8-K") and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibits 14.1 and 14.2 to the 01/04/08 8-K and incorporated herein by this reference.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”) and incorporated herein by this reference.
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K and incorporated herein by this reference.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K and incorporated herein by this reference.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2008 8-K and incorporated herein by this reference.
*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-B

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Dated: April 10, 2008	By:	/s/ David M. Morse
David M. Morse Co-President and Chief Executive Officer