Form 10QSB
period 2008-05-31
Location Based Technologies, Inc.
filed 2008-07-14
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2008

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

There are 29,030,638 shares outstanding of the issuer’s common stock, as of June 30, 2008.

Transitional Small Business Disclosure Format (Check one):    Yes ☐  No ☒

TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	4

ITEM 3A(T).CONTROLS AND PROCEDURES	11

PART II	OTHER INFORMATION	11

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5.	OTHER INFORMATION	12

ITEM 6.	EXHIBITS	12

SIGNATURE	14

PART I.-FINANCIAL INFORMATION

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007
 AND FOR THE PERIOD FROM INCEPTION
(SEPTEMBER 16, 2005) THROUGH MAY 31, 2008

 ITEM 1.-FINANCIAL STATEMENTS

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2008 and August 31, 2007

	May 31,	August 31,
	2008	2007
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$361,970	$3,671,900
Prepaid expenses	22,565	53,526
Other receivable	14,424	-
Debt issuance costs	-	446,776

Total current assets	398,959	4,172,202

Property and equipment, net of accumulated depreciation	701,985	371,566

OTHER ASSETS
Patents and trademarks	1,121,709	994,297
Deposits	20,458	7,060

Total other assets	1,142,167	1,001,357

TOTAL ASSETS	$2,243,111	$5,545,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$137,451	$680,000
Accrued officer compensation	210,000	453,975
Advances from officer	-	25,020
Notes payable, related party	-	803,500
Accrued interest, related party notes payable	-	120,599
Convertible notes payable	-	4,892,000
Accrued interest, convertible notes payable	-	58,206

Total current liabilities	347,451	7,033,300

TOTAL LIABILITIES	347,451	7,033,300

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
28,980,638 shares and 17,575,000 shares issued and outstanding
at May 31, 2008 and August 31, 2007, respectively	24,643	176
Additional paid-in capital	10,446,873	800,992
Deficit accumulated during the development stage	(8,575,856)	(2,289,343)

Total stockholders' equity (deficit)	1,895,660	(1,488,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,243,111	$5,545,125

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2008 and August 31, 2007 and for the period from Inception (September 16, 2005) to May 31, 2008
(Unaudited)

					Inception
	For the three months ended		For the nine months ended		(Sept 16, 2005)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2008	2007	2008	2007	2008

Net revenue	$-	$-	$5,818	$-	$5,818

Operating expenses
General and administrative	196,446	158,743	601,394	119,944	811,736
Officer compensation	90,000	90,000	270,000	270,000	1,125,000
Professional fees	127,066	5,175	1,543,393	5,255	1,777,425
Rent	33,900	17,746	80,871	53,891	180,105
Research and development	915,840	75,865	1,464,281	261,284	1,977,867

Total operating expenses	1,363,252	347,529	3,959,939	710,374	5,872,133

Net operating loss	(1,363,252)	(347,529)	(3,954,121)	(710,374)	(5,866,315)

Other income (expense)
Interest income (expense), net	11,385	(50,856)	74,941	(60,856)	(51,618)
Interest forgiven, net	-	-	58,206	-	-
Debt issuance costs - commissions	-	-	(491,775)	-	(680,959)
Debt issuance costs - warrants	-	-	(1,971,791)	-	(1,971,791)
Loss on asset disposal	-	-	(373)	-	(373)

Total other income (expense)	11,385	(50,856)	(2,330,792)	(60,856)	(2,704,741)

Net loss before income taxes	(1,351,867)	(398,385)	(6,284,913)	(771,230)	(8,571,056)

Provision for income taxes	-	-	1,600	1,600	4,800

Net Loss	(1,351,867)	(398,385)	(6,286,513)	(772,830)	(8,575,856)

Accumulated Deficit

Balance, beginning of period	(7,223,989)	(1,158,041)	(2,289,343)	(783,596)	-

Balance, end of period	$(8,575,856)	$(1,556,426)	$(8,575,856)	$(1,556,426)	$(8,575,856)

Basic - Earnings (loss) per share	$(0.05)	$(0.76)	$(0.24)	$(2.25)

Basic - Weighted Average Number
of Shares Outstanding	28,980,638	526,196	25,902,454	343,278

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to May 31, 2008
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

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to May 31, 2008
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

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to May 31, 2008
(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock			Additional	During the	Stockholders
	Number		Number	To be		Paid-In	Development	Equity
	of Shares	Amount	of Shares	issued	Amount	Capital	Stage	(Deficit)

Issuance of common stock for conversion of notes payable, November and December 2007	-	-	5,242,000	-	5,242	5,236,758	-	5,242,000

Issuance of common stock for conversion of accrued interest on related party note payable, February 2008	-	-	120,599	-	120	120,479	-	120,599

Issuance of common stock for conversion of accrued officer compensation, February 2008	-	-	270,495	-	270	270,225	-	270,495

Net loss	-	-	-	-	-	-	(6,286,513)	(6,286,513)

Balance, May 31, 2008	-	$-	28,980,638	$-	$24,643	$10,446,873	$(8,575,856)	$1,895,660

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three and nine months ended May 31, 2008 and 2007
and for the period from Inception (September 16, 2005) to May 31, 2008
(Unaudited)

			Inception
	For the nine months ended		(Sept 16, 2005)
	May 31,	May 31,	to May 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(6,286,513)	$(772,830)	$(8,575,856)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	6,930	1,071	9,031
Common stock issued for services	1,261,544	-	1,516,544
Warrants issued for services	1,971,791	-	1,971,791
Recapitalization adjustment	419	-	419
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	-		-
(Increase) decrease in prepaid expenses	30,961	-	(22,565)
(Increase) decrease in other receivables	(14,424)		(14,424)
(Increase) decrease in debt issuance costs	446,776	-	-
(Increase) decrease in deposits	(13,398)	-	(20,458)
Increase (decrease) in accounts payable and accrued expenses	(542,549)	130,531	137,451
Increase (decrease) in accrued officer compensation	26,520	169,550	480,495
Increase (decrease) in accrued interest	(58,206)	55,856	120,599

Net cash used in operating activities	(3,170,149)	(415,822)	(4,396,973)

Cash Flows from Investing Activities
Purchase of property and equipment	(337,349)	(189,717)	(711,016)
Additions to patents and trademarks	(127,412)	(52,486)	(221,709)

Net cash used in investing activities	(464,761)	(242,203)	(932,725)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	390,000	404,168
Proceeds from common stock be to issued	-	-	142,000
(Repayments) / advances from officer	(25,020)	5,935	-
Proceeds from convertible notes payable	350,000	1,008,000	5,242,000
Proceeds from notes payable, related party	-	-	50,000
Repayment on notes payable, related party	-	(58,000)	(146,500)

Net cash provided by financing activities	324,980	1,345,935	5,691,668

Net (decrease) increase in cash and cash equivalents	(3,309,930)	687,910	361,970

Cash and cash equivalents, beginning of period	3,671,900	3,568	-

Cash and cash equivalents, end of period	$361,970	$691,478	$361,970

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three and nine months ended May 31, 2008 and 2007
and for the period from Inception (September 16, 2005) to May 31, 2008
(Unaudited)

			Inception
	For the nine months ended		(Sept 16, 2005)
	May 31,	May 31,	to May 31,
	2008	2007	2008

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$800	$800
Interest paid	$-	$-	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of shares of common stock for services	$1,261,544	$-	$1,516,544
Issuance of warrants for services	$1,971,791	$-	$1,971,791
Acquisition of patents for note payable	$-	$-	$900,000
Issuance of common stock for conversion of notes payable	$5,242,000	$-	$5,257,000
Issuance of common stock for conversion of related party note payable	$803,500	$-	$803,500
Issuance of common stock for conversion of accrued interest on related party note payable	$120,599	$-	$-
Issuance of common stock for conversion of accrued officer compensation	$270,495	$-	$-

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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

Nature of Business

The Company is in the development stage of creating PocketFinder® personal locators. PocketFinders® are small personal location devices designed to give parents, guardians, and pet owners peace of mind. Utilizing the U.S. Department of Defense’s multi-billon dollar Global Positioning System (GPS) satellites and existing wireless technology, our team of engineers have developed technology which allows our network of members to locate anyone carrying our device, whether that person is inside of a building/structure or in the great outdoors (Systems and Method Patent pending). PocketFinders® are small, rugged, and water tight. The devices can be used to locate children, elderly or disabled persons and pets as well as for the tracking of valued personal property.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-KSB of Location Based Technologies, Inc. for the year ended August 31, 2007.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2008, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2007, included in the Company’s report on Form 10-KSB.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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

Concentration of Credit Risk

Cash and cash equivalents – The cash and cash equivalent balances at May 31, 2008, are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $100,000.  At May 31, 2008, the Company had uninsured cash deposits in excess of the FDIC insurance limit totaling $279,553.

Revenues – Revenue generated during the nine months ended May 31, 2008, consisted of sales to a single customer.  Total revenues from this customer were $5,818 for the nine months ended May 31, 2008.

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
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. As of May 31, 2008 and August 31, 2007, the Company has capitalized $1,072,518 and $990,572 for patent related expenditures, respectively. As of May 31, 2008 and August 31, 2007, the Company has capitalized $49,191 and $3,725 for trademark related expenditures, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued by the United States Patent Office and placed in service by the Company.  Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

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

Internal Website Development Costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of May 31, 2008, the Company had capitalized costs of $675,475 related to its website development.  The website development costs will be depreciated when the website is completed and ready for use.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of May 31, 2008, the Company did not deem any of its long-term assets to be impaired.

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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."  For the nine months ended May 31, 2008 and 2007, the Company incurred $1,464,281 and $261,284 of research and development costs, respectively.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  The Company has included its $800 franchise fee in its provision for income taxes for each of the nine months ended May 31, 2008 and 2007.

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
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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

2.	PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2008 and August 31, 2007 consists of the following:

	May 31,	August 31,
	2008	2007
Website development costs	$675,475	$361,825
Computer and video equipment	21,216	10,076
Office furniture	11,546	1,766
Leasehold improvements	2,445	-

	710,682	373,667

Less: accumulated depreciation	(8,697)	(2,101)

Total property and equipment	$701,985	$371,566

Depreciation expense for the nine months ended May 31, 2008 amounted to $6,930.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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

From November 2007 through December 2007, all of the convertible notes payable totaling $5,242,000 were converted into 5,242,000 shares of the Company’s common stock on the basis of $1.00 per share.  In connection with the note payable conversions, each note holder agreed to forgive accrued interest on the notes totaling $168,989.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

5.           COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements (Continued)

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

In March 2008, the Company entered into a consulting services agreement for business development and capital raising services.  Under the agreement, the consultant will be compensated $10,000 per month in cash or in the form of warrants.  In addition, the consultant will be paid a 7% commission for capital raised and sales commissions ranging from 3% to 7% of net revenue from certain customers.  The agreement expires August 1, 2008 and may be extended for an additional six-month period.

Operating Leases

The Company leases approximately 7,000 square feet of general office space in Anaheim, California, for base rent of $11,300.  The Company is also responsible for its share of lease related operating expenses approximating $1,500 per month.  The lease expires on December 31, 2009.

Total rental expense on operating leases for the nine months ended May 31, 2008, and 2007 was $80,871 and $53,891, respectively.

As of May 31, 2008, the future minimum lease payments are as follows:

For the Years Ending May 31,
2009	$137,295
2010	81,473

Total	$218,768

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan.  The plan reserves 750,000 shares for issuance pursuant to options, grants of restricted stock or other stock-based awards.  The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board.  There were no distributions made under the plan for the nine months ended May 31, 2008.

7.           STOCK OPTIONS AND WARRANTS

On August 15, 2007, the Company issued a “Series A” warrant to a consultant to purchase 500,000 shares of the Company’s common stock at $1 per share and a “Series B” warrant to purchase 250,000 shares of the Company’s common stock at $2 per share.  Both warrants terminate at the earlier of August 14, 2012 or upon the Company’s sale and issuance of stock in a public offering with gross proceeds in excess of $10 million.  The fair value of the Series A and Series B warrants is capitalized as debt issuance costs, and will be amortized over the remaining life of the note payable.  For the nine months ended May 31, 2008, the Company recognized debt issuance cost amortization totaling $1,971,791 for the Series A and Series B warrants.  The Company calculated the fair value of the warrants by using the Black-Scholes option pricing model.  No warrants were exercised as of May 31, 2008.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

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

The components of the Company’s deferred tax asset as of May 31, 2008, are as follows:

Net operating loss carry forward	$3,385,000
Valuation allowance	(3,385,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Tax at statutory rate	$39.83%
Valuation allowance	(39.83%	)

	$-

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007

8.           PROVISION FOR INCOME TAXES (Continued)

As of May 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $8,500,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

9.           SUBSEQUENT EVENTS

On June 11, 2008, the Company issued “Series C” warrants to purchase 60,000 common shares at $6.00 per share.  The warrants were issued to certain consultants and advisors for technological and legal services provided to the Company.  The warrants expire on June 2, 2013.

On June 13, 2008, the Company issued 50,000 shares of common stock in exchange for consulting services related to research and development.  The shares were valued at $374,000, which represents the fair market value of the services provided on the date of issuance.

 ITEM 2.-MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Our Business.  We are now a company fully engaging with sales, marketing, and product delivery issues with initial focus in the UK and selected parts of Europe.  GSM testing concluded on June 30, 2008 allowing us to now begin to sell product throughout Europe.  Consequently, the company is at the final step prior to formal agreement with a leading strategic distribution partner in Europe.  We anticipate that the agreement will be finalized within the next few weeks. The Jabil facility in Meung-Sur-Loire, France, has been engaged to produce the “initial pilot production run” that will set the stage for the following mass production runs.  We are still in the process of securing FCC, IC, CE, and PTCRB approvals.  Although we have begun sales in Europe, before beginning sales in the United States we must also secure Carrier Network approval.  Although no assurances can be given, we are anticipating that all listed approvals will be secured within 60 to 90 days.  Securing the manufacturing contract with Jabil was an essential and strategic accomplishment for the company.  We are committed to providing a robust and dependable high quality product and that requires a manufacturing partner that can produce, in volume, great product with high value price points.  Although the final development stage of the PocketFinder® personal locators took longer than we expected, it was necessary to slow down the process and ensure that the software was properly de-bugged and performing up to our customer’s expectations.  We will continue to enhance the functioning capability of our products on an ongoing basis and have built in the ability to continuously upgrade or update the device through either an internet connection or via “over-the-air” updating capability.

The company is also in discussion with a small number of strategic individuals/companies with interest in providing significant cash infusion to fund inventory, support sales and marketing initiatives, and for general operational expenses. The desired outcome is to form long-term relationships that deliver both immediate and long-term mutual benefit to all parties.

We continue to see evidence of the market demand for location-based services that will allow family members to keep in touch with one another in an increasingly busy world. “GPS World” on February 12, 2008 projected that location based devices will increase by 168% this year and that revenue will grow by 169% according to market research group, Gartner, Inc.  They further projected that subscribers worldwide will rise from 16 million in 2007 to 43.2 million in 2008.  They also forecast that the number of subscribers will reach nearly 300 million in 2011 with revenue to top $8 billion in 2011.

By taking advantage of the latest in GPS and GSM technology, our small locator devices will optimize the ability for families to stay connected.  Applications may include: outdoor and extreme sports enthusiasts, parents, adult children of the elderly, elder care providers of patients with Alzheimer’s and dementia, special needs providers for those with disabilities, pet owners, and for the tracking and recovery of valuable property and luggage while traveling.  Our device is fifty millimeters in diameter or about 2 inches.  It fits easily into a child’s pocket, their backpack, or onto a belt.  The PetFinder will come with a form fitting silicone pouch that can easily slide onto a belt or a pet’s collar.

We operate with an “outsourced” model of highly selected individuals and organizations that have quick growth capacity to keep pace with our anticipated fast growth.  We have a small number of employees, yet have approximately 50 full and part time contractors working on our endeavor.  It allows us to tightly control our overhead so, as we now shift our primary focus from being a development company to being a sales and marketing company, we have the right resources in place.  The infrastructure and critical organizations for success are in place. We have a very talented senior management team with partners who bring the right knowledge, skills and abilities to deliver world-class products and services. Distribution opportunities are expanding and we are carefully analyzing each market opportunity against potential growth, economic value, and support capability metrics.  Our contract with “24/7 INtouch” will handle our call-center customer services demand in the US and Canada.  We are developing a business model for international market opportunities.

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

Our Personal Locator Services.  We have begun the manufacturing process of the PocketFinder Personal Locator or PocketFinder®.  We have signed a manufacturing agreement with Jabil to produce the PocketFinder® devices initially in France.  Jabil is one of the world’s largest original equipment manufacturer (OEM) of electronics with facilities in China, Mexico, the US and Europe.  We will provide end-user customer service and support in the US and Canada through 24-7 INtouch, headquartered in Toronto, Ontario.  We anticipate exploring multiple vertical markets including the following:

•	Parents of young children (primarily 5 to 12 years of age) who seek the peace of mind of being able to know that their children are where they are supposed to be when they are supposed to be there;
•	Families with members who are Autistic or have Downs Syndrome, Alzheimer’s, etc.;
•	Elder Care support and applications;
•	Pet care and location capability; and
•	Asset tracking and location capability: cars, trucks, fleet management, luggage, and other personal assets.

Location Based Technologies signed a contract with KORE Telematics on November 26, 2007.  Our products will offer wide network coverage throughout North America  via KORE Telematics (an provider of “Machine-to-Machine” or M2M protocol access) utilizing the largest GSM carrier networks in the United States and Canada.  With this agreement, our personal locators will have the ability to roam seamlessly on the networks of 400 wireless providers in over 220 countries.  In addition, our locators have the ability to work on any GSM network in the world.

Our Target Markets and Marketing Strategy.  We have invested significantly, and continue to invest, in intellectual properties, which consist of apparatus patents and applications and system and method patents and applications.  We have expanded and filed additional claims this quarter that cover new aspects of the personal locator, its operating system and user interface.  Previously, we received Trademark approvals for the following: PetFinder; PocketFinder and the associated service mark; Your World Located; iTalk; and the avatars (or stylized heads) found on our website and on the product’s box.  On June 17, 2008 the PocketFinder Service Mark Registration was issued.

Location Based Technologies provides wireless location based solutions for global positioning products and its proprietary “friendly user interface” software system.  Its PocketFinder® family of products delivers rugged, compact products with real-time location-based information over its proprietary server architecture.  Our products simplify the ability for families to stay connected with one another, for pet owners to know where their pets are on demand, and solutions for asset tracking.  The company has the ability to provide platform support for the integration of other location-based GPS services within its applications in order to simplify the customers need to locate all location-based devices in one easy tool.

The company is preparing for the launch of their first two products, the PocketFinder® and PetFinder™, while also involved in numerous other “white label” marketing opportunities. In addition, several licensing opportunities are being explored.

For the PocketFinder® family of products, the company believes that the primary target market will consist of parents with school-aged children from ages five to thirteen.  Secondary markets may include medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, freight and cargo carriers, delivery services, pet owners, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable personal items.

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

Location Based Technologies marketing initiatives will include:

•	Licensing opportunities for the products in other areas or regions;
•	Self branded or “white label” opportunities for niche market or vertical market sales;
•	Affinity group marketing and outreach opportunities;
•	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters; and
•	Retail distribution initiatives.

Our Revenue Sources.  We expect our revenues to be based on the following sales and revenue sources:

•	Potential licensing fees;
•	Organizations that will self-brand the PocketFinder® for specialized niche markets (“white label”);
•	Personal Locator device sales to Retailers;
•	Personal Locator device sales through Affinity groups and through our web site;
•	Personal Locator device accessory sales; and
•	Monthly re-occurring service fees.

Growth Strategy.  Our objective is to become one of the major providers of personal and asset location services on the market.  Our strategy is to provide high quality devices that meet the mass market’s requirements whether it be for their children, their pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

•	A mass market retail price of under $150.00;
•	A basic monthly service fee of under $20.00 with multiple convenient access points (mobile phone, land line, or via the internet);
•	Ease of use at the location interface point as well as with the device; and
•	Rugged design that meets the rigors of an active child or pet. It is waterproof and handles weather extremes of heat and cold.

Our Website.  Our corporate website, www.locationbasedtech.com, provides a description of our corporate business along with our contact information including address, telephone number and e-mail address.  Our website also provides prospective customers with relevant information about our products, pricing and payment options, pre-ordering capability, frequently asked questions and access to corporate investor relations information.  Information contained on our website is not a part of this report.

Our Competition.  Personal location and property tracking devices are just beginning to significantly penetrate the marketplace.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of such devices is recognized and mass market adoption begins.

Competitors include Geospatial Platform Providers, Application Developers, Wherify Wireless, Inc., Zoombak, Inc., and Global Pet Finder.  These competitors may be better financed, or have greater marketing and scientific resources than we do.

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

Our Research and Development.  We are currently in the final steps of the initial R&D phase of the company.  Preparation for the Certification processes  began in the first calendar quarter of 2008 (initial certifications will include FCC, IC, CE, PTCRB, and Carrier certification).  Engineer prototype testing began in October of 2007.    We will continue to work with several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value on the market.  We anticipate ongoing involvement with some level of developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of June 30, 2008 we are fully leveraging our outsourcing model to world class partners and have three full-time employees and approximately 50 contracted employees engaged in hardware and software development and early marketing and sales preparation.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We anticipate that we will hire two to four key employees in the next six months, with selective and controlled growth commensurate with significant increases in our revenues.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increases will be accomplished through sales and customer support organizations contracted to provide respective services.

In furtherance of our company’s efforts to prepare to move into the marketplace, we have entered into the following contracts with independent service providers during our third fiscal quarter of 2008:

•
Manufacturing Service Agreement, dated May 30, 2008, with Jabil Circuit, Inc., of St. Petersburg, Florida. Pursuant to this Agreement, Jabil will manufacture, test, configure and assemble electronic assemblies and systems for the PocketFinder® and PetFinder® devices.

•
Business Development Consulting Agreement, dated March 1, 2008, with The Scigliano Group, to assist and advise the Company on corporate governance and to establish contact with key strategic partners, investors, and technical service providers that will quickly integrate the Company’s products into their sales channels.  The agreement expires August 1, 2008, and shall automatically renew for an additional 6 months if not terminated by either party.  The consultant will be compensated for certain product sales and is entitled to earn warrants in lieu of monthly pay.  Shares issued to consultant will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

PLAN OF OPERATIONS

Cash Requirements.

We are a wireless technology company focused on the marketing and sales of a new personal location device system (the PocketFinder Personal Locator or PocketFinder®) for retail distribution.  We are an early stage marketing and sales company, and we expect the initial launch of the PocketFinder® during third calendar quarter of 2008.  Since our inception, we have generated significant losses.  As of May 31, 2008, we had an accumulated deficit of $8,575,856 and we expect to incur continual losses until sometime in calendar year 2009.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of May 31, 2008, we had $361,970 in cash, cash equivalents and short-term investments which we expect will fund our operations over the next several months.  Growth capital required to fund inventory and continue operations has been arranged and is pending our first product run and the securing of our first purchase order; both of which we anticipate finalizing in the next several weeks.  Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

As noted above, we will need to raise additional external funds through the sale of additional equity or debt securities.  We will need to raise additional funds during the next three months to finance the inventory necessary to meet anticipated demand and to support related marketing, sales, and distribution expenses.  The sale of additional equity securities will result in additional dilution to our shareholders.  Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned commercialization activities, which could harm our financial conditions and operating results.

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

Plant and Equipment, Employees

We do not plan to purchase or sell any significant equipment, plant or properties during the foreseeable future.  Our business operations are based on a strategic outsourcing model, thereby negating the need for additional plant and equipment, or significant numbers of employees.  Thus, we do not anticipate hiring any significant number of additional employees during the next 12 months but will add a few selected and strategic employees.

RESULTS OF OPERATIONS

For the nine months ended May 31, 2008 as compared to the nine months ended May 31, 2007.

Revenues.

We generated $5,818 of consulting revenue for the nine months ended May 31, 2008.   There was no revenue generated for the nine months ended May 31, 2007.

Operating Expenses.

For the nine months ended May 31, 2008, our total operating expenses were $3,959,939 as compared to total operating expenses of $710,374 for the nine months ended May 31, 2007.  The increase in operating expenses is attributed to the following:

•
An increase in general and administrative costs to $601,394 for the nine months ended May 31, 2008, as compared to $119,944 for the nine months ended May 31, 2007.  The increase in general and administrative costs is the result of increases in the following:

o	Advertising, marketing and promotional costs in preparation for the initial launch of the PocketFinder® products;
o	Corporate filing fees, stock transfer agent fees and Edgar filing fees as a result of being a public company;
o	Computer expenses due to technological advances; and
o	Travel expenses to secure international technology, manufacturing and sales contracts.
•
A significant increase in professional fees to $1,543,393 for the nine months ended May 31, 2008, as compared to $5,255 for the nine months ended May 31, 2007.  The increase in professional fees is the result of the following:

o	The recognition of $830,000 in stock based compensation issued to consultants for technology services rendered;
o	Incurring sales and technology consulting fees in preparation for the initial launch of the PocketFinder® products; and
o	A significant increase in legal and accounting fees as a result of the reporting requirements of being a public company.
•
An increase in research and development costs for the nine months ended May 31, 2008, to $1,464,281 as compared to $261,284 for the nine months ended May 31, 2007, as significant efforts were made to develop and build the first prototypes and development of the website and mapping interface services.

Other Income.

For the nine months ended May 31, 2008, we reported net interest expense, debt issuance costs and asset disposal losses totaling $2,330,792 as compared to $60,856 for the nine months ended May 31, 2007.  The increase is attributed to the recognition of interest on convertible notes payable and the amortization of debt issuance costs during the nine months ended May 31, 2007, while there was no such interest or amortization expense during the nine months ended May 31, 2008.

Net Loss.

For the nine months ended May 31, 2008, we reported a net loss of $6,286,513 as compared to a net loss of $772,830 for the nine months ended May 31, 2007, due to an increase in operating expenses as previously discussed.

Liquidity and Capital Resources.

We had cash and cash equivalents of $361,970 as of May 31, 2008, as compared to cash and cash equivalents of $3,671,900 as of August 31, 2007.  The decrease in cash and cash equivalents is the result of funding the operating loss for the nine months ended May 31, 2008.  Prepaid expenses totaled $22,565 as of May 31, 2008, and primarily consisted of prepaid insurance and software license agreements.  There were no debt issuance costs recognized as of May 31, 2008, as compared to $446,776 as of August 31, 2007.  The decrease in debt issuance costs is the result of fully amortizing these debt issuance costs.

As of May 31, 2008, the total of our property and equipment, less accumulated depreciation, was a net value of $701,985, compared to the net value of $371,566 for our property and equipment, less accumulated depreciation, as of August 31, 2007.  The increase is primarily due to the development of the website and database during the nine months ended May 31, 2008.

Other assets, consisted of patents, trademarks and deposits, amounted to $1,142,167 as of May 31, 2008, as compared to $1,001,357 as of August 31, 2007.  The increase is the result of legal fees to obtain and secure additional patents and trademarks.

Our total assets as of May 31, 2008, were $2,243,111 as compared to our total assets as of August 31, 2007, which were $5,545,125.  The decrease in our total assets as between the two periods was due primarily to a decrease in cash and cash equivalents and debt issuance costs.

As of May 31, 2008, our accounts payable and accrued expenses, including accrued officer compensation, were $347,451 as compared to $1,133,975 as of August 31, 2007.  The decrease in accounts payable and accrued expenses, including accrued officer compensation, as of May 31, 2008, is primarily due to the payment of accrued financing commissions and the conversion of accrued officer compensation into the Company’s common stock.

Notes payable and convertible notes payable, including related accrued interest, totaled $0 as of May 31, 2008, as compared to $5,874,305 as of August 31, 2007.  The decrease is primarily due to the conversion of $5,242,000 in notes payable into the Company’s common stock.  In addition, $924,099 of related party notes payable and accrued interest was also converted into the Company’s common stock.  We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in inventory costs, research and development expenses and the increases in legal and accounting costs we expect due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

ITEM 3A(T).-CONTROLS AND PROCEDURES

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

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

We have no litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 2.-UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.-DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.-OTHER INFORMATION

(a)	We have entered into the following contracts with independent service providers during our third fiscal quarter of 2008:

•
Manufacturing Service Agreement, dated May 30, 2008, with Jabil Circuit, Inc., of St. Petersburg, Florida. Pursuant to this Agreement, Jabil will manufacture, test, configure and assemble electronic assemblies and systems for the PocketFinder® and PetFinder® devices.

•
Business Development Consulting Agreement, dated March 1, 2008, with The Scigliano Group, to assist and advise the Company on corporate governance and to establish contact with key strategic partners, investors, and technical service providers that will quickly integrate the Company’s products into their sales channels.  The agreement is in effect for 6 months and expires August 1, 2008, and shall automatically renew for an additional 6 months if not terminated by either party.

(b)
We have no procedure in place for shareholders to nominate persons to serve on our Board of Directors other than nominations for the position of Director will be accepted from the floor as long as the person nominated has given written consent to his/her nomination and has agreed to serve if elected.

ITEM 6.-EXHIBITS

Exhibit No.*	Document Description
3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.)(1)
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc.(2)
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

10.1	Executive Employment Agreement, dated October 11, 2007, between New LBT and David Morse(3)
10.2	Executive Employment Agreement, dated October 11, 2007, between New LBT and Joseph Scalisi(3)
10.3	Executive Employment Agreement, dated October 11, 2007, between New LBT and Desiree Mejia(3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse, dated August 30, 2007 (obligation assumed by New LBT)(3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi, dated August 30, 2007 (obligation assumed by New LBT)(3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia, dated August 30, 2007 (obligation assumed by New LBT)(3)
10.7	Series A Warrant, dated August 15, 2007, in favor of Northstar Investments, Inc., issued by Location Based Technologies, Corp. (obligation assumed by New LBT(3)
10.8	Series B Warrant dated August 15, 2007, in favor of Northstar Investments, Inc. (obligation assumed by New LBT)(3)
10.9	Finders Fee Agreement, dated March 9, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by New LBT)(3)
10.10	Consulting Agreement, dated July 16, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by New LBT)(3)

10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp., adopted September 10, 2007 (obligation assumed by New LBT)(3)
10.12	Product Design Agreement, dated May 1, 2007, between Location Based Technologies and Aero Technology UK, Ltd. (obligation assumed by New LBT)(3)
10.13	PocketFinder Branding and Website – Control Agreement, dated September 20, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by New LBT)(3)
10.14	Coregenic Professional Services Contract, dated September 27, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by New LBT)(3)
10.15	Consulting Agreement, dated October 3, between Location Based Technologies and Michael Beydler (obligation assumed by New LBT)(3)
10.16	Consulting Agreement, dated July 10, 2006, between Location Based Technologies and Roger Anderson (obligation assumed by New LBT)(3)
10.17
Loan Promissory Note in the amount of $900,000, dated November 28, 2005, with PocketFinder, Inc. as maker and David Morse as payee, secured by the intellectual property of maker (obligation assumed by New LBT)(3)

10.18	M2M Telecommunications Services Agreement (portions of Attachment D to this Exhibit 99.1 have been omitted pursuant to a request for confidential treatment which has been approved by the Commission)(4)
10.19	Consulting Agreement, dated December 10, 2007, with Brooks Secrest.
10.20	Consulting and Sales Representative Agreement, dated January 2, 2008, with WhizBiz, LLC, to act as the Company’s consultant and sales representative.
10.21	Consulting Agreement, dated January 2, 2008, with Tina Florance, CPA, for services to serve as the Company’s Controller.
10.22	Framework Agreement between the company and NXP Software, B.V. (“NXP”), dated February 27, 2008(6)
10.23	Technology License and Distribution Agreement between the company and NXP, dated February 27, 2008(7)
10.24	Platform Development Agreement between the company and NXP, dated February 27, 2008(8)
10.25	Assistance Services Agreement between the company and NXP, dated February 27, 2008(9)
10.26	Call Center Services Contract between the company and 24/7 INtouch, dated September 25, 2007
10.27	Manufacturing Services Agreement between the company and Jabil Circuit, Inc., dated May 30, 2008(10)
10.28	Business Development Consulting Agreement between the company and The Scigliano Group, dated March 1, 2008.
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1	Code of Ethics(5)
(1)
Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.

(2)	Filed as Exhibit 3.(II) to the SRI SB-2 and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”).
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2008 8-K.
(10)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008 (“June 4, 2008 8-K”).
*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-B

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Dated: July 14, 2008	By:	/s/ David M. Morse
David M. Morse, Co-President and Chief Executive Officer