Form 10KSB
period 2008-08-31
Location Based Technologies, Inc.
filed 2008-12-12
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-139395

LOCATION BASED TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	20-4854758
(State of incorporation)	(I.R.S. Employer Identification No.)

4989 E. La Palma Avenue, Anaheim, California 92807
(Address of principal executive offices)

800-615-0869
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year:  $5,818

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $43,365,750.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s common equity, as of November 20, 2008 was 88,776,770.

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

i

FORWARD LOOKING STATEMENTS

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Unless otherwise noted, the terms "LBT ", the "Company", "we", "us", and "our" refer to the ongoing business operations of Location Based Technologies, Inc.

Overview of the Business

We are a corporation incorporated in Nevada on April 20, 2006.  We are qualified to do business in California.  Our shares of common stock are currently traded in the over-the-counter market and our stock price is reported on the OTC Bulletin Board under the symbol “LBAS.”  We are headquartered in Anaheim, California.

Location Based Technologies, Inc. designs and develops personal locator devices and services. We are the developer of the PocketFinder® Family of Products and the PocketFinder® Network. The PocketFinder® Family of Products currently includes the PocketFinder®, PetFinder® and PocketFinder® Luggage.  The PocketFinder® is a small location device that enables a user to locate a device, person, or pet, anytime from almost anywhere.  PocketFinder® Personal Locator devices are completely wireless. Users can monitor the safety and location of family members, pets, and valuables using GPS and GPRS technologies.

We are a company focusing on sales, marketing, and delivery of our product with our initial focus in the UK and selected parts of Europe.  Global System for Mobile communications (“GSM”) testing concluded in June 2008 allowing us to begin to sell our products throughout Europe.  In September 2008, the Company secured its first Purchase Order of $3,700,000 for its PetFinder® product with a delivery date in January 2009.  We have also begun sales of the Android phone (Google, T-Mobile) application that allows the cellular phone to act as a PocketFinder® with all of the features and functionality of our devices.  Android applications will work world-wide as long as the phone has access to a network.  Furthermore, as the actual PocketFinder® and PetFinder® devices enter the US market the Android phone will be able to seamlessly add those devices to its account and optimize the family’s ability to stay connected.  A similar application has been completed and submitted to Apple for approval and sales through the iTune store.  We anticipate approval and sales to begin in November 2008.  During the first part of 2009, we intend to develop additional Global Positioning System (“GPS”) smartphones that can interact with our easy to use web-based interface on any telecom network (GSM or Code Division Multiple Access (“CDMA)).

We are negotiating an  agreement with a leading strategic distribution partner in Europe, which  we anticipate will be finalizedin early 2009. The Jabil facility in Meung-sur-Loire, France, completed the initial pilot run of product in October 2008 and is ready for high quality, mass volume production runs beginning in December 2008 and expanding over the following five months.  The Company has the option of opening additional manufacturing lines at other Jabil plants as demand requires.  PocketFinder® devices have been submitted to RFI Labs in November 2008 and FCC and PCS Type Certification Review Board (“PTCRB”) testing is underway.  Before beginning sales in the United States we must also secure Carrier Network approval fromAT&T.  Carrier Network testing will begin upon receiving FCC approvals.

We will continue to enhance the functional capability of our products on an ongoing basis as new vertical market opportunities are regularly being discovered.  OEM opportunities are also an element of our strategic direction.

The Company is in discussion with a small number of strategic individuals/companies with interest in providing significant cash infusion as an equity investment to fund inventory, support sales and marketing initiatives, and for general operational expenses. The desired outcome is to form long-term relationships that deliver both immediate and long-term mutual benefit to all parties.

We continue to see evidence of the market demand for location-based services that will allow family members to keep in touch with one another in an increasingly busy world. In October 2008, Consumer Electronics’ economist stated that retail sales for consumer electronics were up 1.2% in August 2008 from the same period last year. In spite of the impact from the recession on other products, flat-panel TV sets were up 40% and GPS systems sales were up 95%.  Earlier in the year, “GPS World” projected that location based devices will increase by 168% this year and that revenue will grow by 169% according to market research group, Gartner, Inc.  They further projected that subscribers worldwide will rise from 16 million in 2007 to 43.2 million in 2008.  They also forecast that the number of subscribers will reach nearly 300 million in 2011 with revenue to top $8 billion in 2011.

By taking advantage of the latest in GPS, GSM, and Internet technology, the PocketFinder® will optimize the ability for families to stay connected.  A 2008 national survey by the Pew Internet & American Life Project has found that the Internet and cell phones have become central to modern family life. Rather than hurt families, Pew said, new technologies allow new forms of connectivity.   Pew also reports positive impacts from the high rates of technology ownership in today’s families.

"Some analysts have worried that new technologies hurt family togetherness, but we see that technology allows for new kinds of connectedness built around cell phones and the Internet," said Tracy Kennedy, author of a new report about the survey called Networked Families. "Family members touch base with each other frequently with their cell phones, and they use those phones to coordinate family life on the fly during their busy lives."

Time Deal, a senior analyst at Pike & Fischer, remembers that when he was a kid, he'd disappear on his bike for most of Saturday, he said, and maybe check-in with his parents for lunch and dinner. The times have changed -- and so have safety concerns. "We are much more concerned about threats of a number of types against our children today," Deal said. "Wireless devices have enabled us to enjoy greater connectivity when we are not physically together. I can't imagine a world now where I can't contact my wife or son via cell phone to check on their location and to see if they can pick something up."

The mobile web provides people with access to the Internet anytime and anywhere mobile phone service is available -- at its most basic, it enables you to browse the Internet with a mobile device.  IBM envisions a substantial build-out of the mobile Web and a significant shift in the way the majority of people will interact with the Web over the next 5-10 years. Their own business think-tank predicts the Mobile Web market for consumer services such as entertainment and email is expected to reach $80 billion by 2011, more than 36 percent annual growth.  This enhanced capability greatly increases the benefits of the PocketFinder® products.

The PocketFinder® family of products enhances the ability for families with young children to stay connected and to meet the demands of a fast-paced life.  Knowing the whereabouts of family members is a crucial step to coordination and planning.

In addition, vertical applications may include: outdoor and extreme sports enthusiasts, parents, adult children of the elderly, elder care providers of patients with Alzheimer’s and dementia, special needs providers for those with disabilities, pet owners, and for the tracking and recovery of valuable property and luggage while traveling.  Our device is fifty millimeters in diameter or about 2 inches.  It fits easily into a child’s pocket, their backpack, or onto a belt.  The PocketFinder® and PetFinder® devices will come with a form fitting silicone pouch that can easily slide onto a belt or a pet’s collar.

We operate with an “outsourced” model of highly selected individuals and organizations that have quick growth capacity to keep pace with our anticipated fast growth.  We have a small number of employees, yet have approximately 80 full and part time contractors working on our endeavor.  It allows us to tightly control our overhead and ensures that we have the right resources in place at the right time.  The infrastructure and critical organizations for success are in place. We have a very talented senior management team that brings the right knowledge, skills and abilities to deliver world-class products and services. Distribution opportunities are expanding and we are carefully analyzing each market opportunity against potential growth, economic value, and support capability metrics.  Our contract with 24-7 INtouch will handle our call-center customer services demand in the US and Canada.  We are developing a business model for international market opportunities and are in discussions with distributors in at least eleven countries at this time.

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

Our Personal Locator Services.  We have begun the manufacturing process of the PocketFinder®.  We have entered into a manufacturing agreement with Jabil to produce the PocketFinder® devices in France.  Jabil is one of the world’s largest original equipment manufacturer (OEM) of electronics with facilities in China, Mexico, the US and Europe.  We will provide end-user customer service and support in the US and Canada through 24-7 INtouch, headquartered in Toronto, Ontario.  We anticipate exploring multiple vertical markets including the following:

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

We signed a contract with KORE Telematics, a provider of “Machine-to-Machine” or M2M protocol access, on November 26, 2007.  Our products will offer wide network coverage throughout North America via KORE Telematics utilizing the largest GSM carrier networks in the United States and Canada.  With this agreement, our personal locators will have the ability to roam seamlessly on the networks of 400 wireless providers in over 220 countries.  In addition, our locators have the ability to work on any GSM network in the world.

Our Intellectual Property Investment.  We have invested significantly, and continue to invest, in intellectual properties, which consist of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover all aspects of the PocketFinder®, its operating system and user interface.  We have expanded and filed additional claims this fiscal year that cover new aspects of the personal locator, its operating system and user interface.  We received Trademark approvals for the following: PetFinder; PocketFinder and the associated Service Mark; Your World Located; iTalk; Luggage Tracker; and the avatars (or stylized heads) found on our website and on the product’s box.  Set forth below is a list of our patents and patent applications.

U.S. Patent Holdings:

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

10.         U.S. Patent No. 7,333,796, Serial No 10/704,414, title "Wireless Telephone Service" filed 11/10/2003, expires approximately 11/10/2023.

11.         U.S. Patent No. X,XXX,XXX, Serial No. 11/048,395, title "System for Locating Individuals and Objects", filed 02/01/2005 (after notice of allowance, paid issue fee 10/29/2008.

12.         US Patent Application D575,649, Serial No. 29/XXXXXX; title: “Location Tracking Device”, filed 10/03/2007.

 Published/Filed Patent Applications:

13.         U.S. Pub. No. 2006-XXXXXX, U.S. Patent Appl. S. N.. 11/441,563, title:  “Call Receiving Apparatus and Method having a Dedicated Switch”, filed on 5/27/2006.

14.         U.S. Pub. No. 2006-XXXXXX, U.S. Patent Appl. S. N. 11/491,370, title “Apparatus and Method for Locating Individuals and Objects Using Tracking Devices,” filed 07/21/2006.

15.         U.S. Pub. No. 2007-XXXXXX, U.S. Patent Appl. Serial No. 11/784,400, title:  “Communication System and Method including Dual Mode Capability,” filed 04/05/2007.

16.         U.S. Pub. No. 2008-XXXXXX, U.S. Patent Appl. Serial No. 11/784,400, title:  “Communication System and Method including Communication Billing Options,” filed on 04/05/2007.

17.         U.S. Pub. No. 2007-XXXXXX, U.S. Patent Application, Serial No. 11/753,979, title:  “Apparatus and Method for Providing Location Information on Individuals and Objects Using Tracking Devices,” filed 05/25/2007.

18.         US Patent Application, Serial No. 11/XXXXXX (Confidential -- Not Published by the USPTO), title “Apparatus and Method for Manufacturing an Electronic Package”, filed 11/09/2007.

19.         US Patent Application, Serial No. 11/XXXXXX (Confidential -- Not Published by the USPTO), title “Apparatus and Method to Provide Secure Communication Over an Insecure Communication Channel for Location Information Using Tracking Devices”, filed 10/18/2007.

20.         US Patent Application, Serial No. 11/ XXXXXX (Confidential -- Not Published by the USPTO), title “System and Method for Creating and Managing a Personalized Web Interface for Monitoring Location Information on Individuals and Objects Using Tracking Devices “, filed 11/08/2007.

21.         US Patent Application, Serial No. 11/XXXXXX (Confidential – Not Published by the USPTO), title "Apparatus and Method for Determining  Location and Tracking Coordinates of a Tracking         Device",  filed 1/06/2008.

22.         US. Patent Application, Serial No. 12/XXXXXX, title "System and Method for Improved Communication Bandwidth Utilization When Monitoring Location Information", filed 06/20/2008.

Foreign Patent Holdings:

23.         PCT/US2007/XXXX, “Apparatus and Method for Locating Individuals and Objects”, filed 6/29/2007.

24.         PCT/US2008/XXXX, “Apparatus and Method for Providing Location Information on Individuals and Objects Using Tracking Devices”, filed 5/23/2008.

25.         PCT/US2007/XXXX, “Apparatus and Method for Manufacturing an Electronic Package”, filed 12/7/2007

26.         PCT/US07/XXXX, “System and Method for Creating and Managing a Personalized Web Interface for Monitoring Location Information and Individuals and Objects Using Tracking Devices”, filed 12/7/2007.

Madrid Trademarks:

1.           Pocketfinder (Word) Madrid Protocol TM; registered in UK and Australia.

2.           Pocketfinder (Stylized) Madrid Protocol TM registered in Japan, the UK and Australia.

3.           Stylized Heads (Design) Madrid Protocol TM registered in Japan, the UK and Australia.

4.           YOUR WORLD LOCATED (Word) Madrid Protocol TM registered in UK and Australia.

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

Our Target Markets and Marketing Strategy.

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

The Company is preparing for the launch of their first two products, the PocketFinder® and PetFinder®, while also involved in numerous other “white label” marketing opportunities.  In addition, several licensing opportunities are being explored.

For our PocketFinder® family of products, the Company believes that the primary target market will consist of parents with school-aged children from ages five to thirteen.  Secondary markets may include medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, freight and cargo carriers, delivery services, pet owners, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable personal items.

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

Closely related to personal locators is the desire for pet locators as it is estimated there are 70,000,000 pets in the US.  A locator device will give a pet owner the ability to locate their pet if it were to become lost or missing as well as to ensure that services paid for are received, i.e., that a walking service or pet care facility actually provide the outdoor activity contractually agreed to.

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

Our Growth Strategy.  Our objective is to become one of the major providers of personal and asset location services on the market.  Our strategy is to provide high quality devices that meet themarket’s requirements whether it is for their children, their pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

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

Our competitors include Geospatial Platform Providers, Application Developers, Zoombak, Snitch, and Spot.  These competitors may be better financed, or have greater marketing and scientific resources than we do.

In related markets, GPS devices have become widely used for automotive and marine applications where line-of-sight to GPS satellites is not a significant issue.  Manufacturers such as Garmin, Navman, Magellan, TomTom, Pharos, NovAtel and DeLorne are finding a market interested in using these products for both business and leisure purposes.  As a result, use of GPS technology in devices such as chart plotters, fitness and training devices, fish finders, laptop computers, and personal digital assistant (“PDA”) location devices are gaining significant market acceptance and commercialization.  Prices range from $199.00 to several thousand dollars.  We expect that increasing consumer demand in these markets will drive additional applications and lower price points.

Government Regulation.  We are subject to federal, state and local laws and regulations applied to businesses generally as well as FCC, Internationale Canada (“IC”) and CE (European Economic Area) wireless device regulations and controls.  We believe that we are in conformity with all applicable laws in all relevant jurisdictions.  We do not believe that we are subject to any environmental laws and regulations of the United States and the states in which we operate.

Our Research and Development.  We are currently in the final steps of the research and development phase.  Preparation for the Certification processes began in the first calendar quarter of 2008 (initial certifications will include FCC, IC, CE, PTCRB, and Carrier Network certification).  Our initial pilot manufacturing run was completed in October 2008.  We will continue to work with several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value on the market.  We anticipate ongoing involvement with some level of developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of November 20, 2008, we are leveraging our outsourcing model to world class partners and have three full-time employees and approximately 80 contracted professionals engaged in hardware and software development, early marketing and sales preparation, and will soon add customer service contracted professionals.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We anticipate that we will hire two to four key employees in the next three months, with selective and controlled growth commensurate with significant increases in our revenues.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increases will be accomplished through sales and customer support organizations contracted to provide respective services.

In furtherance of our Company’s efforts to prepare to move into the marketplace, we have entered into the following contracts with independent service providers during the year ended August 31, 2008:

•
Consulting Agreement dated July 10, 2006 and amended November 1, 2007, with Roger Anderson to receive encryption, data compression and interactive voice response (“IVR”) consulting services from Mr. Anderson regarding the design and implementation of the PocketFinder® device.  The agreement remains in effect until the assigned tasks are completed, but in any event no longer than ten years.  Mr. Anderson receives an hourly amount for his services and is entitled to earn up to 250,000 shares of our common stock upon reaching certain benchmarks.  Shares issued to Mr. Anderson will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•
Consulting Agreement dated October 3, 2006 and amended November 1, 2007, with Michael Beydler for “back office” network and platform design consulting services in relation to the development and implementation of our PocketFinder® device, as well as our website.  The agreement remains in effect until such time as the development of the website is complete, but in no event longer than ten years.  Mr. Beydler’s compensation is 250,000 shares of our common stock upon reaching certain benchmarks. Shares issued to Mr. Beydler will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•
Product Design Agreement, dated May 1, 2007 and amended November 1, 2007, with Aero Technology UK Ltd. for the purpose of assisting us with the required circuitry, software, mechanics and radio frequency generation and reception functions required to make the PocketFinder® device usable.  The contractor is entitled to payments totaling $1,200,000 plus 250,000 shares of our common stock payable in five increments based upon reaching certain benchmarks.  Payments will be made when milestones are achieved.  Shares issued to the contractor will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•
Consulting Agreement, dated December 10, 2007, with Joshua Dalhauser for the design and implementation of the PocketFinder®.  The agreement remains in effect until the assigned tasks are completed, but in any event no longer than three years.  Mr. Dalhauser’s compensation is 10,000 shares of our common stock upon reaching certain benchmarks. Shares issued to Mr. Dalhauser will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

•	Consulting Agreement, dated December 10, 2007, with Brooks Secrest for the analysis and evaluation of shipping and kitting needs of PocketFinder® products. The agreement remains in effect until the assigned tasks are completed, but in any event no longer than three years. The contractor is entitled to payments totaling $200,000.
•	Consulting and Sales Representative Agreement, dated January 2, 2008, with WhizBiz, LLC, to act as the Company’s consultant and sales representative. The agreement expires December 31, 2008, and shall automatically renew from year to year until terminated by either party. The consultant will be compensated for certain product sales and is entitled to earn up to 200,000 warrants to purchase shares of our common stock upon reaching certain benchmarks. Shares issued to consultant will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933. Such shares will be “restricted” securities as defined in SEC Rule 144.
•	Consulting Agreement, dated January 2, 2008, with Tina Florance, CPA, for services to serve as the Company’s Controller. The agreement remains in effect until the assigned tasks are completed, but in any event no longer than three years. Ms. Florance receives an hourly amount for her services and is entitled to earn up to 20,000 warrants to purchase shares of our common stock upon reaching certain benchmarks. Shares issued to Ms. Florance will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933. Such shares will be “restricted” securities as defined in SEC Rule 144.
•	A series of professional services agreements, dated February 27, 2008, was entered into with NXP Software B.V., a company incorporated under the laws of the Netherlands (“NXP”) wherein NXP agreed to (i) license to the Company software capable of processing GPS satellite signals to provide location positioning information; (ii) provide a technology platform utilizing that software on which the Company can build its PocketFinder® products; and (iii) provide the Internet based services required for the PocketFinder® products to perform GPS location processing using NXP’s software technology. The agreements include a Framework Agreement (a form of master agreement), a Technology License and Distribution Agreement, a Platform Development Agreement, and an Assistance Services Agreement. The agreements have three year terms, extendable for one additional year, and have standard termination provisions. They are not assignable by the Company without NXP’s consent. The Company will not be charged a license fee for the technology but will pay negotiated fees for NXP’s work in development the technology platform and NXP’s service assistance.
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

•
Consulting Agreement, dated August 15, 2008, with Richard Mejia, Jr. for business and financial advisory services related to fund raising, corporate governance and SEC filings.  The services will be provided on an as needed basis and the agreement expires February 15, 2009, but may be extended for an additional six-month period.  Mr. Mejia receives an hourly amount for his services that may be paid in a combination of cash and/or equity with the cash portion not to exceed 50%.  Mr. Mejia, is a retired partner from Ernst & Young LLP, one of the four largest accounting firms in the world, and is the father of Desiree Mejia, Chief Operating Officer, Secretary and Director, of the Company.  Through November 30, 2008, Mr. Mejia has not received, nor is due any compensation for services.

•
Consulting Agreement, dated October 8, 2008, with Michael Dautermann to assist with the design of the Android phone PocketFinder® application.  The agreement remains in effect until the assigned tasks are completed, but in any event no longer than two weeks.  Mr. Dautermann receives an hourly amount for his services and is entitled to earn 500 shares of common stock upon successful completion of the project.  Shares issued to Mr. Dautermann will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

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

Risks Related to our Business

We have had operating losses since formation and expect to incur net losses for the near term.

We reported net losses of $7,734,502 for the fiscal year ended August 31, 2008, and had net losses of $1,505,747 for the fiscal year ended August 31, 2007.  We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations.  In order to achieve profitable operations we need to secure sales of product.  This sales cycle has begun in Europe, New Zealand, Australia, Mexico, and early discussions with several other countries.  In order to begin sales in the United States we need to achieve required federal and carrier certifications, and achieve significant sales revenues in order to establish our customer base.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

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

We are wholly dependent on our ability to market and sell our products and services for future earnings.  The continued development of our products and services involves significant risks, which a combination of experience, knowledge and careful evaluation may not be able to overcome.  There can be no assurance that unanticipated problems will not occur which would result in material delays in our continued product development or that our efforts will result in successful product commercialization.  An investment in the Company is highly speculative and no assurance can be given that the shareholders will realize any return on their investment or that they will not lose their entire investment.

Our future financial results are uncertain and we can expect fluctuations in revenue.

We have just begun the sales process.  We accepted our first purchase order in September 2008 with delivery of package ready personal locator devices established for January 2009.  If our relationships with any of these retailers and affinity groups were disrupted, we could lose a significant portion of our anticipated revenues.

Our results of operations may vary from period to period because of a variety of factors, including our R&D costs, our introduction of new products and services, cost increases from third-party service providers, or product manufacturers, production interruptions, the availability of industry service providers, changes in marketing and sales expenditures, acceptance of our websites, competitive pricing pressures, the interest in PocketFinder® and general economic and industry conditions that affect customer demand and preferences.

As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing, promotional and development expenses, unforeseen negative publicity, competition, product liability and lack of operating experience.  Many of the risks may be unforeseeable or beyond our control.  There can be no assurance that we will successfully implement our business plan in a timely or effective manner, or generate sufficient interest in PocketFinder®, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

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

We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders – particularly in light of current economic conditions, the availability of credit, and other sources of capital.  We may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

We may become dependent upon various consultants for one or more significant services required for PocketFinder® which services will be provided to our business pursuant to agreements with such providers.  Inasmuch as the capacity for certain services by certain consultants may be limited, our inability, for economic or other reasons, to continue to receive services from existing providers in a timely manner or to obtain similar products or services from additional providers in a timely manner could have a material adverse effect on our business.

We do not have manufacturing capability.  To meet our product cost goals, we will rely on Jabil manufacturing companies to produce our product.  Any problems experienced by such suppliers could negatively affect our operations.

We have entered a contractual agreement with Jabil Circuits, a leading manufacturer of mobile electronic devices, for manufacturing support.  If product volume requires, we expect to be able to use additional Jabil facilities for the production of the PocketFinder® devices.  Any significant problem in one of those companies or its suppliers could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative source of supply.  Any delay or interruption would likely lead to a delay or interruption in the production and could negatively affect our operations.  Changes in purchasing patterns may affect revenue timing, production schedules, inventory costs, inventory practices and new product development and introduction.

If product liability lawsuits are successfully brought against us, we may incur substantial damages and demand for the potential products may be eliminated or reduced.

Faulty operation of our PocketFinder® device could result in product liability claims.  Regardless of their merit or eventual outcome, product liability claims may result in:

•           decreased demand for the PocketFinder® device or its withdrawal from the market;
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

Even if the USPTO grants patents with commercially valuable claim scope, our ability to exclude competitors will subsequently depend on our successful assertion of these patents against third party infringers and our successful defense of these patents against possible validity challenges.  Our competitors, many of which have substantial resources and have made significant investments in competing technologies, may make, use or sell our proprietary products or processes despite our intellectual property.  Litigation may be necessary to enforce our issued patents or protect our trade secrets.  The prosecution of intellectual property lawsuits is costly and time-consuming, and the outcome of such lawsuits is uncertain.  An adverse determination in litigation could result in narrowing of our scope of protection or the loss of our intellectual property, thereby allowing competitors to design around or make use of our intellectual property and sell our products in some or all markets.  Thus, if any of our patents are invalidated or narrowed in litigation, we may not be able to exclude our competitors from using our key technologies.

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

Our future success is at least partially dependent upon continued growth in the use of wireless telecommunications products.  The PocketFinder® may not prove to be viable commercial products for a number of reasons, including lack of acceptable functionality, potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements.  To the extent that PocketFinder® experiences significant growth in the number of users and use, there can be no assurance that our infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of our system will not be adversely affected by this continued growth.  If use of the PocketFinder® does not increase, or if our infrastructure does not effectively support growth that may occur, our business, operating results and financial condition may be materially and adversely affected.

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

The Company’s officers may engage in other activities.  Our officers and employees may have conflicts of interest in allocating time, services, and functions between other business ventures in which those persons may be or may become involved.  Our officers, however, believe that we will have sufficient staff, consultants, employees, agents, contractors and managers to adequately conduct our business.

An investor might lose its entire investment if the Company is dissolved and liquidated.

In the event of dissolution of the Company, the proceeds realized from the liquidation of the Company’s assets, if any, will be distributed to our Shareholders only after satisfaction of claims of our creditors.  The ability of the Shareholder to recover all or any portion of his or her purchase price for the Shares in that event will depend on the amount of funds realized and the claims to be satisfied there-from.

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

Sales of a substantial number of shares of our common stock in the public market following this report could harm the market price of our common stock.  There are approximately 62,437,000 shares of our common stock currently available for resale under Rule 144.   As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price.

Our principal shareholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 56.85% of our outstanding common stock.  These shareholders intend to act together although they have not signed an agreement to do so.  If they act together, they will be able to control our management and affairs in all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interest of our other shareholders.

In selling our convertible notes, we may have violated the registration requirements of the Securities Act of 1933 (“Securities Act”) which, if it occurred, would give noteholders a right to rescind their purchases.

In 2007, we sold convertible notes each bearing interest at a rate of 8%.  The proceeds raised from the sale of these notes have been used for research and development, as well as operating costs.  The notes were sold to accredited investors.  We made these sales in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and similar state exemptions.  Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty due to the fact that we may not have complied with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the SEC.  Thus, it is possible that the sale of the convertible notes may have violated the registration requirements of the Securities Act. As to those sales, a right of rescission may exist on which the statute of limitations has not run.  For those noteholders that elect to convert to common stock, we may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted.  Assuming all noteholders convert their notes to common stock, if these sales had to be rescinded, our total potential liability could be $5,242,000 plus interest that may be accrued.  That liability would extend for up to three years (five years in California) after the date of the sale of the applicable convertible note that was converted to common stock.

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

If the trading price of our common stock is less than $5.00 per share, our common stock will be subject to the SEC’s penny stock rules.  Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction.  The firm must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’account.  These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules.  Consequently, if our common stock becomes subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive, administrative and operating offices are located at 4989 East La Palma Avenue, Anaheim, California 92807.  Our office space is approximately 7,000 square feet and consists of administrative work space for base rent of $11,300 per month.  The Company is also responsible for its share of lease related operating expense which is approximately $1,500 per month.  The lease expires on December 31, 2009.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
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

	Inception of Trading
	through August 31, 2008
	High Bid		Low Bid
Fiscal Quarter ended November 30, 2005
Fiscal Quarter ended February 28, 2006
Fiscal Quarter ended May 31, 2006
Fiscal Quarter ended August 31, 2006
Fiscal Quarter ended November 30, 2006
Fiscal Quarter ended February 28, 2007
Fiscal Quarter ended May 31, 2007
Fiscal Quarter ended August 31, 2007
Fiscal Quarter ended November 30, 2007
Fiscal Quarter ended February 29, 2008
	$	* * * * * * 0.65 $3.02 $4.51 $6.08	$	* * * * * * 0.65 $0.65 $2.20 $3.41
Fiscal Quarter ended May 31, 2008		$6.64		$4.55
Fiscal Quarter ended August 31, 2008		$10.55		$6.00
* No trading information reported.

Reports to Security Holders.  We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders.  As of November 20, 2008, an aggregate of 88,776,770 shares of our common stock were issued and outstanding and were owned by approximately 145 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities.  Previously reported in Current Report on Form 8-K filed with the SEC on October 12, 2007, as amended and filed with the SEC on October 31, 2007.

Re-Purchase of Equity Securities.  None

Dividends.  We announced on October 10, 2008, that the Board declared a 200% dividend (3 for 1 stock dividend) payable in stock for shareholders of record as of close of business on October 20, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information with respect to outstanding options and warrants as of November 20, 2008, pursuant to compensation plans (including individual compensation arrangements) under which equity securities of are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	(1)	--	--
Equity compensation plans not approved by security holders	7,121,135(1)-(5)	1.29	1,128,865(6)
Total

(1)
Stock options granted to Mr. Morse, Mr. Scalisi and Ms. Mejia to each purchase up to 2,000,000 shares of common stock at $1.00 per share.  Options to purchase 1,000,000 shares each are exercisable when we achieve 100,000 customers, and the remaining options to purchase 1,000,000 shares each are exercisable when we achieve a total of 250,000 customers.  All such options vest on a change of control.  The options expire ten years from the date of performance goal achieved.

(2)
“A Warrant” and “B Warrant” issued to Northstar Investments, Inc. for certain consulting services to purchase 500,000 shares at $1.00 per share and 250,000 shares at $2.00 per share, respectively.  These warrants are currently exercisable.  Both are void at the end of five years, or August 14, 2012, and contain standard anti-dilution provisions.

(3)
“C Warrant” issued to six consultants for certain legal advisory and technology consulting services to purchase a total of 60,000 shares at $6.00 per share.  The warrants are currently exercisable.  They are void at the end of five years, or June 2, 2013, and contain standard anti-dilution provisions.

(4)
“D Warrant” and “E Warrant” issued to a sales consultant for certain advisory services related to the sale of the Company’s PocketFinder® family of products to purchase 6,135 shares at $4.89 per share and 5,000 shares at $6.00 per share, respectively.  These warrants are currently exercisable.  The “D Warrant” and “E Warrant” are void at the end of five years, or March 3, 2013 and June 2, 2013, respectively, and contain standard anti-dilution provisions.

(5)
“F Warrant” issued to Redwood Consultants LLC for certain consulting services related to capital raising efforts and investor relations to purchase 300,000 shares at $6.00 per share.  The warrants are currently exercisable.  They are void at the end of five years, or October 21, 2013, and contain standard anti-dilution provisions.

(6)	The plan reserves 1,128,865 shares for issuance pursuant to options or stock awards.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

RESULTS OF OPERATIONS.

For the fiscal year ended August 31, 2008 as compared to the fiscal year ended August 31, 2007.

Revenues.

We generated $5,818 of consulting revenue for the year ended August 31, 2008.   There was no revenue generated for the year ended August 31, 2007.

Operating Expenses.

For the year ended August 31, 2008, our total operating expenses were $5,408,220 as compared to total operating expenses of $1,183,733 for the year ended August 31, 2007.  The increase in operating expenses is attributed to the following:

•
A significant increase in research and development costs for the year ended August 31, 2008, to $2,124,767 as compared to $447,022 for the year ended August 31, 2007 as significant efforts were made to develop and build the first production ready devices and development of the website and mapping interface services.

•
A significant increase in professional fees to $2,049,316 for the year ended August 31, 2008, as compared to $116,703 for the year ended August 31, 2007.  The increase in professional fees is the result of the following:

•	The recognition of $1,183,447 in stock based compensation issued to consultants for technology services rendered;
•	Incurring sales and technology consulting fees in preparation for the initial launch of the PocketFinder® products; and
•	A significant increase in legal and accounting fees as a result of the reporting requirements of being a public company.
•
An increase in general and administrative costs to $759,366 for the year ended August 31, 2008, as compared to $188,016 for the year ended August 31, 2007.  The increase in general and administrative costs is the result of increases in the following:

•	Advertising, marketing and promotional costs in preparation for the initial launch of the PocketFinder® products;
•	Corporate filing fees, stock transfer agent fees and Edgar filing fees as a result of being a public company;
•	Computer expenses due to technological advances; and
•	Travel expenses to secure international technology, manufacturing and sales contracts.
•
An increase in rent to $114,771 for the year ended August 31, 2008, as compared to $71,992 for the year ended August 31, 2007.   The increase in rent is due to the Company expanding their leased office space for their growing team of professionals.

Other Expenses.

For the year ended August 31, 2008, we reported net interest income, net interest forgiven, debt issuance costs, foreign currency losses and asset disposal losses totaling $2,330,500 as compared to $320,414 for the year ended August 31, 2007.  The increase is primarily attributed to the amortization of debt issuance costs during the year ended August 31, 2008, while there was no such amortization expense during the year ended August 31, 2007.

Net Loss.

For the year ended August 31, 2008, we reported a net loss of $7,734,502 as compared to a net loss of $1,505,747 for the year ended August 31, 2007, due to an increase in operating expenses and other expenses as previously discussed.

Liquidity and Capital Resources.

We had cash and cash equivalents of $20,569 as of August 31, 2008, as compared to cash and cash equivalents of $3,671,900 as of August 31, 2007.  The significant decrease in cash and cash equivalents is the result of funding operating losses during the year.  Prepaid expenses totaled $86,616 as of August 31, 2008, and primarily consisted of prepaid manufacturing and production costs.

As of August 31, 2008, the total of our property and equipment, less accumulated depreciation, was a net value of $1,043,861, compared to the net value of $371,566 for our property and equipment, less accumulated depreciation, as of August 31, 2007.  The increase is primarily due to the development of the website and database during the year ended August 31, 2008.

Other assets, consisted of patents, trademarks and deposits, amounted to $1,141,186 as of August 31, 2008, as compared to $1,001,357 as of August 31, 2007.  The increase is the result of increased legal fees to obtain and secure additional patents and trademarks.

Our total assets as of August 31, 2008, were $2,292,232 as compared to our total assets as of August 31, 2007, which were $5,545,125.  The decrease in our total assets as between the two years was due primarily to a decrease in cash and cash equivalents as of August 31, 2008.

As of August 31, 2008, our accounts payable and accrued expenses, including accrued officer compensation, were $903,225 as compared to $1,133,975 as of August 31, 2007.  The decrease in accounts payable and accrued expenses, including accrued officer compensation, as of August 31, 2008 is primarily due to the conversion of $270,495 of accrued officer compensation into the Company’s common stock.

Advances from officer, notes payable and convertible notes payable, including related accrued interest, totaled $159,409 as of August 31, 2008, as compared to $5,874,305 as of August 31, 2007.  The decrease is primarily due to the conversion of $5,242,000 in notes payable into the Company’s common stock.  In addition, $924,099 of related party notes payable and accrued interest was also converted into the Company’s common stock.  We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in research and development expenses and the increases in legal and accounting costs we expect due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

PLAN OF OPERATIONS

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution.  Since our inception, we have generated significant losses.  As of August 31, 2008, we had an accumulated deficit of $10,023,845 and we expect to incur continual losses until sometime in calendar year 2009.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of August 31, 2008, we had $20,569 in cash, cash equivalents and short-term investments.  In September 2008, we received a loan of $950,000 from an officer of the Company to fund operations over the next several months.   Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

Our funding requirements will depend on numerous factors, including:

  Costs involved in production and manufacturing to fill Purchase Orders, software and interface customization for OEM partners, and the network necessary to commence the commercialization of the PocketFinder® Personal Locator;
  The costs of outsourced manufacturing;
  The costs of commercialization activities, including product marketing, sales and distribution; and
  Our revenues, if any, from successful commercialization of the PocketFinder® Personal Locator and the PocketFinder® Network platform services.
As noted above, we will need to raise additional external funds through the sale of additional equity or debt securities.  We will need to raise additional funds during the next three months to finance the inventory necessary to meet anticipated demand and to support related marketing, sales, and distribution expenses.  The sale of additional equity securities may result in additional dilution to our shareholders.  Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned commercialization activities, which could harm our financial conditions and operating results.

Product Research and Development

Production ready units are now available.  We plan to continue to develop new product enhancements while we deliver the initial market launch of the PocketFinder® and PetFinder® including manufacturing in the first calendar quarter of 2009.  Our first purchase order was secured in September 2008, and others are being negotiated at this time.  Many of our distributors were waiting for the Company to deliver final production ready product.  These were delivered by Jabil in late October 2008.  We anticipate that we will be prepared to begin delivery of product to retailers in the first quarter of 2009, although there can be no assurance that we will meet that target time period.

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

Off-Balance Sheet Arrangements

As of August 31, 2008, we had no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007
 AND FOR THE PERIOD FROM INCEPTION
(SEPTEMBER 16, 2005) THROUGH AUGUST 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Location Based Technologies, Inc
Anaheim, California

We have audited the accompanying consolidated balance sheet of Location Based Technologies, Inc. (a Development Stage Company) as of August 31, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended August 31, 2008 and for the period from inception (September 16, 2005) to August 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Location Based Technologies, Inc. and subsidiary as of August 31, 2008, and the results of its operations, changes in stockholders' equity and cash flows for the year ended August 31, 2008 and for the period from inception (September 16, 2005) to August 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses during the development stage and has an accumulated deficit in excess of $10,000,000. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Denver, Colorado December 3, 2008
/s/ Comiskey & Company
PROFESSIONAL CORPORATION

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

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP
Irvine, California
November 7, 2007

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
August 31, 2008 and 2007

	August 31,	August 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,569	$3,671,900
Prepaid expenses	86,616	53,526
Debt issuance costs	-	446,776

Total current assets	107,185	4,172,202

Property and equipment, net of accumulated depreciation	1,043,861	371,566

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,120,728	994,297
Deposits	20,458	7,060

Total other assets	1,141,186	1,001,357

TOTAL ASSETS	$2,292,232	$5,545,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$634,822	$680,000
Accrued officer compensation	268,403	453,975
Advances from officer	159,409	25,020
Notes payable, related party	-	803,500
Accrued interest, related party notes payable	-	120,599
Convertible notes payable	-	4,892,000
Accrued interest, convertible notes payable	-	58,206

Total current liabilities	1,062,634	7,033,300

TOTAL LIABILITIES	1,062,634	7,033,300

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
87,091,914 shares and 52,725,000 shares issued and outstanding
at August 31, 2008 and 2007, respectively	24,693	17,575
Additional paid-in capital	11,228,750	783,593
Deficit accumulated during the development stage	(10,023,845)	(2,289,343)

Total stockholders' equity (deficit)	1,229,598	(1,488,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,292,232	$5,545,125

See accompanying notes to financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended August 31, 2008 and 2007
and for the period from Inception (September 16, 2005) to August 31, 2008

			Inception
			(Sept 16, 2005)
	August 31,	August 31,	to August 31,
	2008	2007	2008
Net revenue	$5,818	$-	$5,818

Operating expenses
General and administrative	759,366	188,016	969,708
Officer compensation	360,000	360,000	1,215,000
Professional fees	2,049,316	116,703	2,283,348
Rent	114,771	71,992	214,005
Research and development	2,124,767	447,022	2,638,353

Total operating expenses	5,408,220	1,183,733	7,320,414

Net operating loss	(5,402,402)	(1,183,733)	(7,314,596)

Other income (expense)
Interest income (expense), net	75,572	(320,414)	(298,377)
Interest forgiven, net	58,206	-	58,206
Debt issuance costs - commissions	(491,775)	-	(491,775)
Debt issuance costs - warrants	(1,971,791)	-	(1,971,791)
Foreign currency gain (loss), net	(339)	-	(339)
Loss on asset disposal	(373)	-	(373)

Total other income (expense)	(2,330,500)	(320,414)	(2,704,449)

Net loss before income taxes	(7,732,902)	(1,504,147)	(10,019,045)

Provision for income taxes	1,600	1,600	4,800

Net Loss	(7,734,502)	(1,505,747)	(10,023,845)

Accumulated Deficit

Balance, beginning of period	(2,289,343)	(783,596)	-

Balance, end of period	$(10,023,845)	$(2,289,343)	$(10,023,845)

Basic - Earnings (loss) per share	$(0.10)	$(0.11)

Basic - Weighted Average Number
of Shares Outstanding	80,061,402	14,049,492

See accompanying notes to financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005 to August 31, 2008

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock			Additional	During the	Stockholders
	Number		Number	To be		Paid-In	Development	Equity
	of Shares	Amount	of Shares	issued	Amount	Capital	Stage	(Deficit)
Balance, September 16, 2005	-	$-	-	$-	$-	$-	$-	$-

Cash received for 20,000 shares of common stock to be issued, November 30, 2005	-	-	-	-	20	19,980	-	20,000

Cash received for 30,000 shares of common stock to be issued, November 30, 2005	-	-	-	-	30	29,970	-	30,000

Cash received for 25,000 shares of common stock to be issued, March 14, 2006	-	-	-	-	25	24,975	-	25,000

Cash received for 50,000 shares of common stock to be issued, August 4, 2006, net of offering costs	-	-	-	50	-	46,950	-	47,000

Cash received for 50,000 shares of common stock to be issued, August 18, 2006	-	-	-	50	-	49,950	-	50,000

Issuance of common stock for services, July 2006	-	-	225,000	-	75	74,925	-	75,000

Additional paid-in capital in exchange for services	-	-	-	-	-	150,000	-	150,000

Net loss	-	-	-	-	-	-	(783,596)	(783,596)

Balance, August 31, 2006	-	-	225,000	100	150	396,750	(783,596)	(386,596)

Issuance of common stock, net of offering costs, for cash, September 2006	-	-	450,000	-	150	110,600	-	110,750

Issuance of common stock, net of offering costs, for cash, November 2006	-	-	90,000	-	30	22,470	-	22,500

Issuance of common stock, net of offering costs, for cash, February 2007	-	-	750,000	-	250	181,750	-	182,000

Issuance of common stock, net of offering costs, for cash, March 2007	-	-	75,000	-	25	18,725	-	18,750

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005 to August 31, 2008

(continued)

								Total
	Preferred Stock		Common Stock			Additional	During the	Stockholders
	Number		Number	To be		Paid-In	Development	Equity
	of Shares	Amount	of Shares	issued	Amount	Capital	Stage	(Deficit)
Issuance of 525,000 shares of common stock, June 2007	-	-	525,000	(100)	100	-	-	-

Issuance of 165,000 shares of common stock for cash proceeds of $55,000, June 2007	-	-	165,000	-	55	54,945	-	55,000

Issuance of 50,400,000 shares of common stock for cash proceeds of $168, June 2007	-	-	50,400,000	-	16,800	(16,632)	-	168

Issuance of common stock for conversion of note payable, August 2007	-	-	45,000	-	15	14,985	-	15,000

Net loss	-	-	-	-	-	-	(1,505,747)	(1,505,747)

Balance, August 31, 2007	-	-	52,725,000	-	17,575	783,593	(2,289,343)	(1,488,175)

Issuance of Series A warrants, September 2007	-	-	-	-	-	1,408,167	-	1,408,167

Issuance of Series B warrants, September 2007	-	-	-	-	-	563,624	-	563,624

Issuance of common stock for services, October 2007	-	-	18,000	-	6	5,994	-	6,000

Issuance of common stock for conversion of related party note payable, October 2007	-	-	2,410,500	-	804	802,696	-	803,500

Share exchange with Springbank Resources resulting in recapitalization, October 2007	-	-	13,012,500	-	-	419	-	419

Issuance of common stock for services, November 2007	-	-	1,276,632	-	426	425,118	-	425,544

Issuance of common stock for services, November 2007	-	-	600,000	-	200	829,800	-	830,000

See accompanying notes to financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005 to August 31, 2008

(continued)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock			Additional	During the	Stockholders
	Number		Number	To be		Paid-In	Development	Equity
	of Shares	Amount	of Shares	issued	Amount	Capital	Stage	(Deficit)
Issuance of common stock for conversion of notes payable, November and December 2007	-	-	15,726,000	-	5,242	5,236,758	-	5,242,000

Issuance of common stock for conversion of accrued interest on related party note payable, February 2008	-	-	361,797	-	120	120,479	-	120,599

Issuance of common stock for conversion of accrued officer compensation, February 2008	-	-	811,485	-	270	270,225	-	270,495

Issuance of common stock for services, June 2008	-	-	150,000	-	50	373,950	-	374,000

Issuance of Series C warrants, June 2008	-	-	-	-	-	353,447	-	353,447

Issuance of Series D and E warrants, August 2008	-	-	-	-	-	54,480	-	54,480

Net loss	-	-	-	-	-	-	(7,734,502)	(7,734,502)

Balance, August 31, 2008	-	$-	87,091,914	$-	$24,693	$11,228,750	$(10,023,845)	$1,229,598

See accompanying notes to financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended August 31, 2008 and 2007
and for the period from Inception (September 16, 2005) to August 31, 2008

			Inception
	For the years ended		(Sept 16, 2005)
	August 31,	August 31,	to August 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(7,734,502)	$(1,505,747)	$(10,023,845)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,107	1,951	16,208
Common stock issued for services	374,000	-	629,000
Warrants issued for services	407,927	-	407,927
Recapitalization adjustment	419	-	419
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in prepaid expenses	(33,090)	(53,526)	(86,616)
(Increase) decrease in other receivables	-	-	-
(Increase) decrease in debt issuance costs	446,776	(446,776)	-
(Increase) decrease in deposits	(13,398)	-	(20,458)
Increase (decrease) in accounts payable and accrued expenses	(45,178)	664,731	634,822
Increase (decrease) in accrued officer compensation	84,923	149,550	538,898
Increase (decrease) in accrued interest	(58,206)	125,270	120,599

Net cash used in operating activities	(6,556,222)	(1,064,547)	(7,783,046)

Cash Flows from Investing Activities
Purchase of property and equipment	(685,986)	(371,867)	(1,059,653)
Additions to patents and trademarks	(126,847)	(79,357)	(221,144)

Net cash used in investing activities	(812,833)	(451,224)	(1,280,797)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	404,168	404,168
Proceeds from common stock be to issued	-	-	142,000
(Repayments) / advances from officer	134,389	5,935	159,409
Proceeds from convertible notes payable	350,000	4,892,000	5,242,000
Proceeds from notes payable, related party	-	-	50,000
Repayment on notes payable, related party	-	(118,000)	(146,500)

Net cash provided by financing activities	484,389	5,184,103	5,851,077

Net (decrease) increase in cash and cash equivalents	(6,884,666)	3,668,332	(3,212,766)

Cash and cash equivalents, beginning of period	3,671,900	3,568	-

Cash and cash equivalents, end of period	$(3,212,766)	$3,671,900	$(3,212,766)

See accompanying notes to financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended August 31, 2008 and 2007
and for the period from Inception (September 16, 2005) to August 31, 2008

			Inception
	For the years ended		(Sept 16, 2005)
	August 31,	August 31,	to August 31,
	2008	2007	2008
Supplemental disclosure of cash flow information:
Income taxes paid	$800	$-	$1,600
Interest paid	$-	$-	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of shares of common stock for services	$374,000	$-	$629,000
Issuance of warrants for services	$407,927	$-	$407,927
Acquisition of patents for note payable	$-	$-	$900,000
Issuance of common stock for conversion of notes payable	$5,242,000	$15,000	$5,512,000
Issuance of common stock for conversion of related party note payable	$803,500	$-	$803,500
Issuance of common stock for conversion of accrued interest on related party note payable	$120,599	$-	$120,599
Issuance of common stock for conversion of accrued officer compensation	$270,495	$-	$270,495

See accompanying notes to financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Location Based Technologies, Inc. (formerly known as Springbank Resources, Inc.) (the “Company,” “our,” or “LBT”) was incorporated under the laws of the State of Nevada on April 10, 2006.

Location Based Technologies, Corp. (formerly known as PocketFinder, Inc.) was incorporated under the laws of the State of California on September 16, 2005.    On July 7, 2006, it established PocketFinder, LLC (“LLC”), a California Limited Liability Company.  On May 29, 2007, PocketFinder, Inc. filed amended articles with the Secretary of State to change its name to Location Based Technologies, Corp.

Merger

On August 24, 2007, Location Based Technologies, Corp. merged with PocketFinder, LLC.  The merger was approved by the shareholders of Location Based Technologies, Corp. and PocketFinder, LLC by unanimous written consent.  Location Based Technologies, Corp. was the survivor of the merger with PocketFinder, LLC.

Each Class A Membership Unit of the LLC was converted into 150,000 shares of common stock of the Company or fraction thereof and each Class C Membership Unit of the LLC was cancelled.  Upon consummation of the merger, 10.9 Class A Membership Units of the LLC were converted into 1,635,000 shares of common stock of the Company.

Stock Exchange Agreement

On October 11, 2007, Location Based Technologies, Corp. effected a stock exchange agreement and plan of reorganization (the “Agreement”) with Springbank Resources, Inc. (“SRI”) whereby SRI acquired all of the issued and outstanding shares of Location Based Technologies, Corp. in exchange for shares of SRI’s common stock.

Subject to the terms and conditions of the Agreement, SRI issued, and the stockholders of Location Based Technologies, Corp. accepted 55,153,500 shares of SRI’s common stock in consideration for all of the issued and outstanding shares of Location Based Technologies, Corp.  The shares of SRI’s common stock were allocated to the shareholders of Location Based Technologies, Corp. in accordance with the Agreement.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Exchange Agreement (Continued)

The former shareholders of Location Based Technologies, Corp. acquired control of SRI upon the closing of the stock exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Location Based Technologies, Corp. was considered the accounting acquiror, and the related business combination was considered a recapitalization of Location Based Technologies, Corp. rather than an acquisition by SRI. The historical financial statements prior to the Agreement are those of Location Based Technologies, Corp., and the name of the consolidated company was changed to Location Based Technologies, Inc.

Consolidation Policy

The accompanying financial statements include the operations of the Company and its wholly owned subsidiary,  Intercompany balances and transactions have been eliminated in consolidation.

Forward Stock Split

All share and per-share amounts in the accompanying financial statements, unless otherwise indicated, have been retroactively restated to reflect a 3 for 1 forward stock split approved by the Board in October 2008, as if the split had been in effect since inception.  See Note 9.

Nature of Business

The Company is in the final development stage of creating PocketFinder® personal locators. PocketFinders® are small personal location devices designed to give parents, guardians, and pet owners peace of mind. Utilizing the U.S. Department of Defense’s multi-billon dollar Global Positioning System (GPS) satellites and existing wireless technology, our team of engineers have developed technology which allows our network of members to locate anyone carrying our device, whether that person is inside of a building/structure or in the great outdoors (Systems and Method Patent pending). PocketFinders® are small, rugged, and water tight. The devices can be used to locate children, elderly or disabled persons and pets as well as for the tracking of valued personal property.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of August 31, 2008, had an accumulated deficit of $10,023,845.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations.  Management intends to raise additional financing through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform with the 2008 presentation.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Cash and cash equivalents – The cash and cash equivalent balances at August 31, 2008, are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  At times, the Company has maintained bank balances which have exceeded FDIC limits.  The Company has not experienced any losses with respect to its cash balances.

Revenues – Revenue generated during the year ended August 31, 2008, consisted of sales to a single customer.  Total revenues from this customer were $5,818 for the year ended August 31, 2008.

Fair Value of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of August 31, 2008 and August 31, 2007, the Company capitalized $1,055,396 and $990,572 for patent related expenditures, respectively. As of August 31, 2008 and August 31, 2007, the Company has capitalized $65,748 and $3,725 for trademark related expenditures, respectively.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks (Continued)

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office.  Intangible assets are amortized in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using the straight-line method over the shorter of their estimated useful lives or remaining legal life.  Amortization expense totaled $416 and $0 for the years ended August 31, 2008 and 2007, respectively.

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

Internal Website Development Costs

Under Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Statement 00-2 ("EITF 00-2"), Accounting for Web Site Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of August 31, 2008, the Company had capitalized costs of $985,122 related to its website development.  The website development costs will be depreciated when the website is completed and ready for use.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of August 31, 2008, the Company did not deem any of its long-term assets to be impaired.

Revenue Recognition

Revenues are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, when (a) persuasive evidence of an arrangement exists, (b) the products or services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectibility is reasonably assured. In instances where the customer, at its discretion, has the right to reject the product or services prior to final acceptance, revenue is deferred until such acceptance occurs.

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.  For the years ended August 31, 2008 and 2007, the Company incurred $2,124,767 and $447,022 of research and development costs, respectively.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  The Company has included its $800 franchise fee in its provision for income taxes for each of the years ended August 31, 2008 and 2007.

Earnings/ Loss Per Share

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128 ("SFAS No. 128"), Earnings Per Share, which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. These potential common shares are excluded from diluted loss per share as their effect would be anti-dilutive.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FASB Interpretation No. 48 – In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has adopted this interpretation.

SFAS No. 157 – In September 2006, the FASB issued Statement of Financial Standards No. 157 (“SFAS No. 157”), Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  In February 2008, the FASB staff issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2").  FSP FAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning September 1, 2009. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 158 – In September 2006, the FASB issued Statement of Financial Standards No. 158 (“SFAS No. 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company presently has no such defined benefit pension or other post retirement plan.  If and at such time the Company establishes a defined benefit pension or other post retirement plan, the Company will apply SFAS No. 158.

SAB No. 108 – In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 141(R) – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  If and when the Company acquires one or more entities in the future, it will apply SFAS No. 141(R) for the purposes of accounting for such acquisitions.

SFAS No. 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company presently has no such noncontrolling interests. If and at such time as such an interest exists, it will apply SFAS No. 160.

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

FSP No. 142-3 – In April 2008, the FASB issued Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets.  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is currently assessing the potential effect of FSP No. 142-3 on its financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate the adoption of SFAS No. 162 to have a material impact on its financial statements.

EITF No. 03-6-1 – In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“EITF No. 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, Earnings per Share.  EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the potential effect of EITF No. 03-6-1 on its financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

2.	PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2008 and 2007 consists of the following:

	August 31,	August 31,
	2008	2007
Website development costs	$985,122	$361,825
Machinery and equipment	38,990	-
Computer and video equipment	21,216	10,076
Office furniture	11,546	1,766
Leasehold improvements	2,445	-

	1,059,319	373,667
Less: accumulated depreciation	(15,458)	(2,101)

Total property and equipment	$1,043,861	$371,566

Depreciation expense for the years ended August 31, 2008 and 2007 amounted to $13,691 and $1,951, respectively.

3.             CONVERTIBLE NOTES PAYABLE

From March 2007 through October 2007, the Company entered into convertible note agreements totaling $5,242,000.  Under the terms of the agreements, amounts borrowed must be repaid by March 31, 2008 and accrue interest at the rate of 8% per annum.  At the option of the Company or the convertible note holder, the notes plus any accrued and unpaid interest may be converted into shares of the Company’s common stock on the basis of $0.33 per share.  The notes may be prepaid at any time, at the option of the Company, in whole or in part without penalty.

From November 2007 through December 2007, all of the convertible notes payable totaling $5,242,000 were converted into 15,726,000 shares of the Company’s common stock on the basis of $0.33 per share.  In connection with the note payable conversions, each note holder agreed to forgive accrued interest on the notes totaling $168,989.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

4.             NOTES PAYABLE – RELATED PARTY

On November 28, 2005, the Company entered into a promissory note agreement with the Company’s CEO and stockholder for $900,000 in exchange for the assignment of certain intellectual property and trademark rights. Under the terms of the promissory note agreement, the principal and any unpaid interest shall not become due until the Company attains financial stability, defined as strong revenue generation and cash flow.  Up to twelve quarterly payments may be made to fulfill payment of this note.  The note may be prepaid without premium or penalty. The note bears interest at 8% per annum and is payable at any time before the repayment date. The note is secured by all intellectual property, trademarks, ongoing research and development and all other assets owned by the Company. On October 29, 2007, the CEO elected to convert the outstanding balance on the promissory note agreement into common stock of the Company.  The note payable balance totaling $803,500 was converted into 2,410,500 shares of the Company’s common stock on the basis of $0.33 per share.  In February 2008, accrued interest on the note payable totaling $120,599 was converted into 361,797 shares of the Company’s common stock on basis of $0.33 per share.

5.           COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In July 2007, the Company entered into a financial consulting agreement whereby the consultant will be compensated 2% of the Company’s first ten million dollars of sales and 1% of the second ten million dollars of sales.  The agreement expires July 16, 2010.

In January 2008, the Company entered into a consulting and sales representative agreement whereby the consultant will be compensated 5% of certain product sales.  In addition, the consultant may earn warrants to purchase up to 600,000 shares of the Company’s common stock upon meeting certain sales targets.  The agreement expires December 31, 2008 and shall automatically renew from year to year until terminated by either party.

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
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

5.             COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements (Continued)

In March 2008, the Company entered into a consulting services agreement for business development and capital raising services.  Under the agreement, the consultant will be compensated $10,000 per month in cash or in the form of warrants.  In addition, the consultant will be paid a 7% commission for capital raised and sales commissions ranging from 3% to 7% of net revenue from certain customers.  The agreement expires August 1, 2008 and may be extended for an additional six-month period.  In August 2008, the agreement was extended for an additional six-month period expiring February 1, 2009.

Operating Leases

The Company leases approximately 7,000 square feet of general office space in Anaheim, California, for base rent of $11,300.  The Company is also responsible for its share of lease related operating expenses approximating $1,500 per month.  The lease expires on December 31, 2009.

Total rental expense on operating leases for the years ended August 31, 2008, and 2007 was $114,771 and $71,992, respectively.

As of August 31, 2008, the future minimum lease payments are as follows:

For the Years Ending August 31
2009	$138,312
2010	46,556

Total	$184,868

6.             EQUITY

Common Stock (Reflects 3 for 1 stock split distributed October 20, 2008)

All shares of common stock for amounts received during the period from inception (September 16, 2005) through August 31, 2006 were issued in June 2007.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

6.             EQUITY

Common Stock (Continued)

In November 2005, the Company performed a private placement and agreed to issue 60,000 shares of common stock at $0.33 per share for an aggregate total of $20,000.

In November 2005, the Company agreed to issue 90,000 shares of its common stock in exchange for legal services related to patents.  The shares were valued at $30,000, which represents the fair market value on the date the services were rendered.

In March 2006, the Company performed a private placement and agreed to issue 75,000 shares of common stock at $0.33 per share for an aggregate total of $25,000.

In August 2006, the Company performed a private placement and agreed to issue 300,000 shares of common stock at $0.33 per share for an aggregate total of $100,000.  The Company received cash proceeds totaling $97,000.

In July 2006, the Company issued 225,000 shares of common stock in exchange for $25,000 of accounting services and $50,000 in legal services.  The shares were valued at $75,000, which represents the fair market value of the services provided on the date of issuance.

In July 2006, the Company received services valued at $150,000 and treated it as additional paid-in capital.

In September 2006, the Company issued 450,000 shares of common stock for net cash of $110,850 which is net of offering costs of $39,250, in cash proceeds.

In November 2006, the Company issued 90,000 shares of common stock for net cash of $22,500, which is net of offering costs of $7,500, in cash proceeds.

In February 2007, the Company issued 750,000 shares of common stock in exchange for net cash of $182,000, which is net of offering costs of $68,000, in cash proceeds.

In March 2007, the Company issued 75,000 shares of common stock in exchange for net cash of $18,750, which is net of offering costs of $6,250 in cash proceeds.

In June 2007, the Company issued 165,000 shares of common stock for $55,000 in cash proceeds.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

6.             EQUITY

Common Stock (Continued)

In June 2007, the Company issued 50,400,000 shares of its common stock for cash proceeds of $168.

In August 2007, the Company issued 45,000 shares of common stock in exchange for the conversion of a $15,000 note payable.

In October 2007, the Company issued 18,000 shares of common stock in exchange for $6,000 of legal services.  The shares were valued at $6,000, which represents the fair market value of the services provided.

In October 2007, the Company issued 2,410,500 shares of common stock in exchange for the conversion of a $803,500 related party note payable (see Note 4).

In November 2007, the Company issued 1,276,632 shares of common stock in exchange for $425,544 of consulting services.  The shares were valued at $425,544, which represents the fair market value of the services provided.

In November 2007, the Company issued 600,000 shares of common stock in exchange for $830,000 of consulting services.  The shares were valued at $830,000, which represents the fair market value of the services provided on the date of issuance.

In November 2007, the Company issued 3,202,500 shares of common stock in exchange for the conversion of $1,067,500 in notes payable (see Note 3).

In December 2007, the Company issued 12,523,500 shares of common stock in exchange for the conversion of $4,174,500 in notes payable (see Note 3).

In February 2008, the Company issued 361,797 shares of common stock in exchange for the conversion of $120,599 in accrued interest on a related party note payable (see Note 4).

In February 2008, the Company issued 811,485 shares of common stock in exchange for the conversion of $270,495 in accrued officer compensation.

In June 2008, the Company issued 150,000 shares of common stock in exchange for consulting services related to research and development.  The shares were valued at $374,000, which represents the fair market value of the services provided on the date of issuance.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

6.             EQUITY (Continued)

Warrants

In August 2007, the Company issued a “Series A” warrant to purchase 1,500,000 common shares at $0.33 per share and a “Series B” warrant to purchase 750,000 common shares at $0.67 per share, in exchange for consulting services related to the sale of the Company’s convertible promissory notes.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,408,167 and $563,624 for the “Series A” and “Series B” warrants, respectively (see Note 7).

In June 2008, the Company issued “Series C” warrants to certain technology and legal consultants to purchase a total of 180,000 common shares at $2.00 per share, in exchange for consulting and advisory services related to developing the PocketFinder®.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $353,447 (see Note 7).

In August 2008, the Company issued a “Series D” warrant to purchase 18,405 common shares at $4.89 per share and a “Series E” warrant to purchase 15,000 common shares at $2.00 per share, to a sales consultant in exchange for advisory services related to product sales. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,088 and $36,392 for the “Series D” and “Series E” warrants, respectively (see Note 7).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan.  The plan reserves 750,000 shares for issuance pursuant to options, grants of restricted stock or other stock-based awards.  The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board.  There were no grants made under the plan for the year ended August 31, 2008.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

7.             STOCK OPTIONS AND WARRANTS

On August 15, 2007, the Company issued a “Series A” warrant to a consultant to purchase 1,500,000 shares of the Company’s common stock at $0.33 per share and a “Series B” warrant to purchase 750,000 shares of the Company’s common stock at $0.67 per share.  Both warrants terminate at the earlier of August 14, 2012 or upon the Company’s sale and issuance of stock in a public offering with gross proceeds in excess of $10 million.  The fair value of the Series A and Series B warrants is capitalized as debt issuance costs, and will be amortized over the remaining life of the note payable.  For the year ended August 31, 2008, the Company recognized debt issuance cost amortization totaling $1,971,791 for the Series A and Series B warrants.  The Company calculated the fair value of the warrants by using the Black-Scholes option pricing model.  No warrants were exercised as of August 31, 2008.

On June 2, 2008, the Company issued “Series C” warrants to six technology and legal consultants to purchase a total of 180,000 common shares at $2.00 per share, in exchange for consulting and advisory services related to developing the PocketFinder®. The warrants expire June 2, 2013.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $353,447 and is included in general and administrative operating expenses for the year ended August 31, 2008.  No warrants were exercised as of August 31, 2008.

On August 29, 2008, the Company issued a “Series D” warrant to purchase 18,405 common shares at $1.63 per share and a “Series E” warrant to purchase 15,000 common shares at $2.00 per share, to a sales consultant in exchange for advisory services related to the sale of the Company’s PocketFinder® family of products.  The “Series D” warrants and “Series E” warrants expire March 3, 2013 and June 2, 2013, respectively.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,088 and $36,392 for the “Series D” and “Series E” warrants, respectively.  No warrants were exercised as of August 31, 2008.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

8.             PROVISION FOR INCOME TAXES (Continued)

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

The components of the Company’s deferred tax asset as of August 31, 2008, are as follows:

Net operating loss carry forward	$3,448,000
Valuation allowance	(3,448,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $1,546,000 for the year ended August 31, 2008.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

8.             PROVISION FOR INCOME TAXES (Continued)

As of August 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $10,000,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

9.             SUBSEQUENT EVENTS

On September 3, 2008, the Company entered into an unsecured promissory note agreement with the Company’s Co-President and stockholder for $950,000. Under the terms of the promissory note agreement, the principal and any unpaid interest shall be repaid by March 3, 2009, six months from the date of issuance.  The note bears interest at 8% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty.

On September 9, 2008, the Company paid its device manufacturer approximately $219,000 to begin developing, calibrating and testing the production lines.  An additional $225,000 is due to the device manufacturer related to the establishment of the production lines.

On September 26, 2008, the Company received a purchase order for approximately $3,700,000 from TagWorks LLC for PetFinderTM devices to be delivered in January 2009.  TagWorks LLC was co-founded by a shareholder of the Company.

On October 13, 2008, the Board of Directors declared a 3 for 1 stock split to be effected in the nature of a 200% stock dividend, whereby the holders of each share of common stock received an additional two shares of common stock.  The record date for the stock dividend was October 20, 2008 and resulted in the issuance of an additional 58,061,276 (pre-split) shares of common stock. In addition, the Company’s articles of incorporation were amended to increase its authorized shares in an amount that corresponds to the stock split, thereby increasing the authorized shares of common stock from 100,000,000 to 300,000,000.  Unless otherwise indicated, all share and per-share amounts in these financial statements have been retroactively restated to reflect the 3 for 1 stock split as if the split had been in effect since inception.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

9.             SUBSEQUENT EVENTS (Continued)

On October 16, 2008, the Company issued 1,500 shares of common stock in exchange for consulting services related to technology development.  The shares were valued at $4,050, which represents the fair market value of the services provided on the date of issuance.

On October 21, 2008, the Company issued “Series F” warrants to purchase 300,000 common shares at $6.00 in exchange for consulting services related to capital raising efforts and investor relations.  The warrants expire October 21, 2013.

On October 28, 2008, the Company issued 50,000 shares of common stock in exchange for financial related advisory services.  The shares were valued at $122,500, which represents the fair market value of the services provided on the date of issuance.

On October 28, 2008, the Company issued 125,000 shares of common stock in exchange for capital raising advisory services.  The shares were valued at $306,250, which represents the fair market value of the services provided on the date of issuance.

On October 28, 2008, the Company issued 8,356 shares of common stock in exchange for legal advisory services.  The shares were valued at $18,383, which represents the fair market value of the services provided on the date of issuance.

On November 10, 2008, the Company issued “Series G” warrants to purchase 81,724 common shares at $2.45 in exchange for consulting services related to capital raising efforts.  The warrants expire November 3, 2011.

On November 19, 2008, the Company issued 100,000 shares of common stock in exchange for consulting services related to capital raising efforts.  The shares were valued at $118,000, which represents the fair market value of the services provided on the date of issuance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors.  Each of our directors is elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified.  At present, no director is compensated for his or her services as director.  The Company has not adopted any formal procedure by which a stockholder may recommend non-issuers to serve on our board of directors.

The board of directors has no nominating, audit or compensation committee at this time.

Each of our three executive officers serve pursuant to employment contracts which terminate in October 2012 subject to the automatic and successive one-year extensions if not cancelled by either party.  See “Item 11, Executive Compensation – Employment Contracts.”

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
David M. Morse	55	Co-President and Chief Executive Officer and Director
Joseph F. Scalisi	45	Co-President and Chief Development Officer and Director
Desiree Mejia	37	Chief Operating Officer, Secretary and Director

Dr. Morse has been Co-President, Chief Executive Officer and Chairman of the Board of Directors since October 8, 2007.  From late 2001 to 2005, Dr. Morse was involved in several start-up ventures providing consulting services (People Basics from August 2001 to April, 2002 and ESP Networks from April, 2002 to July, 2004).  Early development work on the PocketFinder® began in 2004 and resulted in the establishment of the Company in September of 2005.  Dr. Morse brings 20 years of executive-level experience to the Company.  The majority of his career (1982 to 2001) has focused on the consumer market, leading him to serve as Vice President of Consumer Billing Services from 2000 to 2001 and his passion for customer service led to his appointment as Chief Customer Officer for Pacific Bell (1997 to 2000) where he worked directly with the Chairman and the Executive Committee to establish the alignment of corporate strategy and process management objectives.  Prior to then, he served as Vice President of Sales and Service for SBC, now AT&T, the second largest telecommunications company in the United States from 1991 to 1997.  While at SBC, he led an organization of more than 4,000 employees in 23 locations, serving 7,000,000 households.  Subsequent to leading the consumer organization, he served as Vice President of Product Marketing responsible for SBC’s core billing product.

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

Mr. Scalisi has been Co-President, Chief Development Officer and a director since October 11, 2007.  As co-founder of the operating Company, Mr. Scalisi designed the first generation PocketFinder® device.  With vast of knowledge of the communications industry, including expertise in patents and trademarks, Mr. Scalisi is responsible for filing intellectual property applications, architecting the PocketFinder design team (interactive voice recognition, or IVR, mapping interface, man-machine user interface, and hardware design) and participates in the negotiation of contracts.

Prior to becoming involved with the PocketFinder® device, from February 2000 to November 2004, Mr. Scalisi was employed by ESP Networks doing wireless development for a restricted use cellular phone with an automated pager system.

Mr. Scalisi has received 14 domestic issued patents along with four international patents.  He is currently working on 12 additional patent applications filed over the past four years.  He has attended Fullerton College.

Ms. Mejia has been Chief Operating Officer, Secretary and a director since October 11, 2007.  As a co-founder of the Company, Ms. Mejia is responsible for running the day-to-day operations and directly interacts with the Accounting and Marketing departments.

Ms. Mejia developed the PocketFinder® concept after realizing that a true need exists to “see” your children even when you can’t be with them.  With co-founder Joseph Scalisi, Ms. Mejia then took the concept of using a GSM/GPRS tracking platform, combining it with a mapping service and creating a revolutionary tracking system.  Thus the PocketFinder® system was born.

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

Other Persons Expected to Make Significant Contributions.

David Butler, through our agreement with Aero Technology UK Ltd., provides us with wireless product development consulting services.  For more than five years, he has been Managing Director of Aero Technology UK Ltd., a British company, providing international wireless communications expertise to its clients.

Roger Anderson provides us with encryption, data compression and IVR consulting services.  For more than five years, he has been the President or Manager of Call Knowing, LLC, providing encryption, data compression and IVR expertise to its clients.

Michael Beydler is responsible for our “back office” network and platform design through a consulting agreement with the Company.  For more than five years, he has been the President or Manager of Coregenic LLC providing wireless network, engineering and design services to its clients.

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

Compliance with Section 16(a) of the Exchange Act.  The Company does not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by Company officers and directors is not required.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending August 31, 2008 and 2007.  Our board of directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David M. Morse (1)	2008	120,000	(4)	–	–	–	–	–	–	120,000	(4)
	2007	120,000	(4)	–	–	–	–	–	–	120,000	(4)

Joseph F. Scalisi (2)	2008	120,000	(5)	–	–	–	–	–	–	120,000	(5)
	2007	120,000	(5)	–	–	–	–	–	–	120,000	(5)

Desiree Mejia (3)	2008	120,000	(6)	–	–	–	–	–	–	120,000	(6)
	2007	120,000	(6)	–	–	–	–	–	–	120,000	(6)

(1)	Co-President, Chief Executive Officer and Chairman of the Board
(2)	Co-President, Chief Development Officer and Director
(3)	Chief Operating Officer, Secretary and Director
(4)
In 2008, $95,000 was paid and $25,000 was accrued for future payment.  In 2007, $30,000 was paid and $90,000 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.

(5)
In 2008, $64,980 was paid and $55,020 was accrued for future payment.  In 2007, $103,450 was paid and $16,550 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.  In June 2008, $140,495 of accrued compensation was converted into 140,925 shares of common stock.

(6)
In 2008, $115,097 was paid and $4,903 was accrued for future payment.  In 2007, $77,000 was paid and $43,000 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.  In June 2008, $130,000 of accrued compensation was converted into 130,000 shares of common stock.

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive officers as of August 31, 2008.

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

(1)
Each officer holds an option to purchase up to 2,000,000 shares of common stock at $1 per share.  Options to purchase 1,000,000 shares each are exercisable when we achieve 100,000 customers, and the remaining options to purchase 1,000,000 shares each are exercisable when we achieve a total of 250,000 customers.  None of such options is presently exercisable.  All such options vest on a change of control.  The options expire ten years from the date of performance goal achieved.

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

Joseph Scalisi, our Co-President and Chief Development Officer, is employed pursuant to a written agreement.  The agreement expires on October 11, 2012; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Mr. Scalisi is entitled to a base salary of $10,000 per month and is entitled to adjustments to his base salary based on certain performance standards.  He may participate in any general bonus plan established by the board of directors and is entitled to participate in the stock incentive plan of the Company on such terms as the board deems appropriate from time to time.  He will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days),  resignation, and good cause as defined.  If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for two years.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 20, 2008, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers and (iii) by all of our executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  Unless otherwise noted in the table, the address for each of the persons identified is 4989 East La Palma Avenue, Anaheim, California 92807.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
David M. Morse Co-President, CEO and Chairman of the Board	16,800,000 shares	18.95%

Joseph F. Scalisi Co-President and Chief Development Officer and Director	16,800,000 shares	18.95%

Desiree Mejia Chief Operating Officer, Secretary and Director	16,800,000 shares	18.95%

All directors and named executive officers as a group	16,800,000 shares	56.85%

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-B.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence.  None of our directors are independent within the definition of “independence” set forth in Item 407(a) of Regulation S-B.

Related Party Transactions.  There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B, except as follows:

On November 28, 2005, the Company issued a promissory note to David Morse in the amount of $900,000 for funds loaned by Dr. Morse.  The note was secured by a pledge of the patents and trademarks owned by the Company.  As of the date hereof, the principal balance of the note has been reduced to zero through a combination of cash payments in the amount of $96,500 and the issuance of 803,500 shares of common stock at $1 per share.  In addition, accrued interest related to the note totaling $120,599 was converted into common stock of the Company at $1 per share.

From inception to August 31, 2008, each of David Morse, Joseph Scalisi and Desiree Mejia were paid salaries or other compensation totaling $405,000 (of which $230,000 was accrued for future payment), $405,000 (of which $20,000 was accrued for future payment) and $405,000 (of which $18,403 was accrued for future payment), respectively.

On August 15, 2008, the Company entered into a consulting agreement with Richard Mejia, Jr. for business and financial advisory services related to fund raising, corporate governance and SEC filings.  The agreement expires February 15, 2009, but may be extended for an additional six-month period.  Mr. Mejia receives an hourly amount for his services that may be paid in a combination of cash and/or equity with the cash portion not to exceed 50%.  Mr. Mejia is related to Desiree Mejia, Chief Operating Officer, Secretary and Director, of the Company.  Mr. Mejia, is a retired partner from Ernst & Young LLP, one of the four largest accounting firms in the world, and is the father of Desiree Mejia, Chief Operating Officer, Secretary and Director, of the Company.  Through November 30, 2008, Mr. Mejia has not received, nor is due any compensation for services.

On September 3, 2008, the Company entered into an unsecured promissory note agreement with Joseph Scalisi, the Company’s Co-President and stockholder, for $950,000. Under the terms of the promissory note agreement, the principal and any unpaid interest shall be repaid by March 3, 2009, six months from the date of issuance.  The note bears interest at 8% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty.

Dr. Morse, Mr. Scalisi and Ms. Mejia have employment contracts with the Company and each holds an option to purchase up to 2,000,000 shares at $1 per share upon achieving certain operational benchmarks.  (See “Directors, Executive Officer, Promoters and Control Persons – Outstanding Equity Awards;” and “Item 11.  Executive Compensation – Employment Contracts” for details.)

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

All members of the Board of Directors are also employees at the present time.  It is expected that independent Board members will be brought onto the Board within 90 days of product launch.

ITEM 13. EXHIBITS

Exhibit No.*	Document Description
3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.)(1)
3.1A	Amended Articles of Incorporation, dated October 20, 2008 (12)
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc.(2)
4.1
Form of Convertible Note (convertible at the option of the Company) issued by PocketFinder, LLC, a company the liabilities of which were assumed by the registrant ($3,175,000 represented by six of such notes were issued)(3)

4.2
Form of Convertible Note (convertible at the option of the noteholder) issued by PocketFinder, LLC, a company the liabilities of which were assumed by the registrant ($2,067,000 represented by 26 of such notes were issued)(3)

10.1	Executive Employment Agreement, dated October 11, 2007, between the Company and David Morse(3)
10.2	Executive Employment Agreement, dated October 11, 2007, between the Company and Joseph Scalisi(3)
10.3	Executive Employment Agreement, dated October 11, 2007, between the Company and Desiree Mejia(3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse, dated August 30, 2007 (obligation assumed by the Company) (3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi, dated August 30, 2007 (obligation assumed by the Company)(3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia, dated August 30, 2007 (obligation assumed by the Company)(3)
10.7	Series A Warrant Agreement, dated August 15, 2007, in favor of Northstar Investments, Inc. (3)
10.8	Series B Warrant Agreement, dated August 15, 2007, in favor of Northstar Investments, Inc. (3)
10.9	Finders Fee Agreement, dated March 9, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by the Company)(3)
10.10	Consulting Agreement, dated July 16, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by the Company )(3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp., adopted September 10, 2007 (obligation assumed by the Company)(3)
10.12	Product Design Agreement, dated May 1, 2007, between Location Based Technologies and Aero Technology UK, Ltd. (obligation assumed by the Company)(3)
10.13	PocketFinder Branding and Website – Control Agreement, dated September 20, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by the Company)(3)
10.14	Coregenic Professional Services Contract, dated September 27, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by the Company)(3)
10.15	Consulting Agreement, dated October 3, between Location Based Technologies and Michael Beydler (obligation assumed by the Company)(3)
10.16	Consulting Agreement, dated July 10, 2006, between Location Based Technologies and Roger Anderson (obligation assumed by the Company)(3)
10.17
Loan Promissory Note in the amount of $900,000, dated November 28, 2005, with PocketFinder, Inc. as maker and David Morse as payee, secured by the intellectual property of maker (obligation assumed by the Company)(3)

10.18
M2M Telecommunications Services Agreement (portions of Attachment D to this Exhibit 99.1 have been omitted pursuant to a request for confidential treatment which has been approved by the Commission)(4)

10.19	Consulting Agreement between the Company and Brooks Secrest, dated December 10, 2007 (13)
10.20	Consulting and Sales Representative Agreement, dated January 2, 2008, with WhizBiz, LLC, to act as the Company’s consultant and sales representative (13)
10.21	Consulting Agreement, dated January 2, 2008, with Tina Florance, CPA, for services to serve as the Company’s Controller (13)
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”), dated February 27, 2008 (6)
10.23	Technology License and Distribution Agreement between the Company and NXP, dated February 27, 2008 (7)
10.24	Platform Development Agreement between the Company and NXP, dated February 27, 2008 (8)
10.25	Assistance Services Agreement between the Company and NXP, dated February 27, 2008 (9)
10.26	Call Center Services Contract between the Company and 24/7 INtouch, dated September 25, 2007 (14)
10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc., dated May 30, 2008 (10)
10.28	Business Development Consulting Agreement between the Company and The Scigliano Group, dated March 1, 2008 (14)
10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr., dated August 15, 2008
10.30	Loan Promissory Note in the amount of $950,000, dated September 3, 2008, with the Company as maker and Joseph Scalisi as payee (11)
10.31	Consulting Services Agreement between the Company and Michael Dautermann, dated October 16, 2008
10.32	Consent of Independent Registered Public Accounting Firm
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1	Code of Ethics (5)
(1)
Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.

(2)	Filed as Exhibit 3.(II) to the SRI SB-2 and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”).
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2008 8-K.
(10)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008 (“June 4, 2008 8-K”).
(11)	Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008 (“September 12, 2008 8-K”)
(12)	Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008 (“October 22, 2008 8-K”)
(13)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008
(14)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-B

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Comiskey & Company and Mendoza Berger & Company LLP served as our independent registered public accounting firms for the fiscal years ended August 31, 2008 and 2007, respectively.  The following table represents the fees billed to us for the audit and other services provided by our accountants:

	2008	2007
Audit Fees	$98,891	$-
Tax Fees	2,400	-
All other Fees	-	-

Total Fees	$101,291	$-

AUDIT FEES. This category includes the annual audit of our consolidated financial statements included in our Form 10-KSB and the quarterly reviews of our consolidated financial statements included in our Form 10-QSB.  This category also includes advice on accounting matters that is normally provided by the accountant in connection with statutory and regulatory filings.

TAX FEES. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

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

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Date: December 11, 2008	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Date: December 11, 2008	By:	/s/ David M. Morse
David M. Morse
Director

Date: December 11, 2008	By:	/s/ Joseph Scalisi
Joseph Scalisi
Director

Date: December 11, 2008	By:	/s/ Desiree Mejia
Desiree Mejia
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended August 31, 2008, has been sent as of the date of this report.

2.	No proxy soliciting material have been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-KSB, the company will furnish copies of such material to the Commission at the time it is sent to security holders.