Form 10KSB/A
period 2008-08-31
Location Based Technologies, Inc.
filed 2009-01-06
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $43,365,750

APPLICABLE ONLY TO CORPORATE REGISTRANTS

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

Introduction.  This amendment revises the Consolidated Statement of Cash Flows in Item 7 only.  In all other respects, the information in our Form 10-KSB remains unchanged.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended August 31, 2008 and 2007
and for the period from Inception (September 16, 2005) to August 31, 2008

			Inception
	For the years ended		(Sept 16, 2005)
	August 31,	August 31,	to August 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(7,734,502)	$(1,505,747)	$(10,023,845)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,107	1,951	16,208
Common stock issued for services	1,635,544	-	1,890,544
Warrants issued for services	2,379,718	-	2,379,718
Recapitalization adjustment	419	-	419
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in prepaid expenses	(33,090)	(53,526)	(86,616)
(Increase) decrease in other receivables	-	-	-
(Increase) decrease in debt issuance costs	446,776	(446,776)	-
(Increase) decrease in deposits	(13,398)	-	(20,458)
Increase (decrease) in accounts payable and accrued expenses	(45,178)	664,731	634,822
Increase (decrease) in accrued officer compensation	84,923	149,550	538,898
Increase (decrease) in accrued interest	(58,206)	125,270	120,599

Net cash used in operating activities	(3,322,887)	(1,064,547)	(4,549,711)

Cash Flows from Investing Activities
Purchase of property and equipment	(685,986)	(371,867)	(1,059,653)
Additions to patents and trademarks	(126,847)	(79,357)	(221,144)

Net cash used in investing activities	(812,833)	(451,224)	(1,280,797)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	404,168	404,168
Proceeds from common stock be to issued	-	-	142,000
(Repayments) / advances from officer	134,389	5,935	159,409
Proceeds from convertible notes payable	350,000	4,892,000	5,242,000
Proceeds from notes payable, related party	-	-	50,000
Repayment on notes payable, related party	-	(118,000)	(146,500)

Net cash provided by financing activities	484,389	5,184,103	5,851,077

Net (decrease) increase in cash and cash equivalents	(3,651,331)	3,668,332	20,569

Cash and cash equivalents, beginning of period	3,671,900	3,568	-

Cash and cash equivalents, end of period	$20,569	$3,671,900	$20,569

See accompanying notes to financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended August 31, 2008 and 2007
and for the period from Inception (September 16, 2005) to August 31, 2008

			Inception
	For the years ended		(Sept 16, 2005)
	August 31,	August 31,	to August 31,
	2008	2007	2008
Supplemental disclosure of cash flow information:
Income taxes paid	$800	$-	$1,600
Interest paid	$-	$-	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of shares of common stock for services	$1,635,544	$-	$1,890,544
Issuance of warrants for services	$2,379,718	$-	$2,379,718
Acquisition of patents for note payable	$-	$-	$900,000
Issuance of common stock for conversion of notes payable	$5,242,000	$15,000	$5,512,000
Issuance of common stock for conversion of related party note payable	$803,500	$-	$803,500
Issuance of common stock for conversion of accrued interest on related party note payable	$120,599	$-	$120,599
Issuance of common stock for conversion of accrued officer compensation	$270,495	$-	$270,495

See accompanying notes to financial statements.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Date: January 5, 2009	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Date: January 5, 2009	By:	/s/ David M. Morse
David M. Morse
Director

Date: January 5, 2009	By:	/s/ Joseph Scalisi
Joseph Scalisi
Director

Date: January 5, 2009	By:	/s/ Desiree Mejia
Desiree Mejia
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended August 31, 2008, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-KSB, the company will furnish copies of such material to the Commission at the time it is sent to security holders.