Form 10-Q
period 2008-11-30
Location Based Technologies, Inc.
filed 2009-01-09
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-139395

LOCATION BASED TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	20-4854758
(State of incorporation)	(I.R.S. Employer Identification No.)

4989 E. La Palma Avenue, Anaheim, California 92807
(Address of principal executive offices)

800-615-0869
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There are 87,814,270 shares outstanding of the issuer’s common stock as of December 29, 2008.

Transitional Small Business Disclosure Format (Check one):    Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2008 and August 31, 2008

	November 30,	August 31,
	2008	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$60,106	$20,569
Prepaid expenses	78,292	86,616

Total current assets	138,398	107,185

Property and equipment, net of accumulated depreciation	1,243,858	1,043,861

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,143,786	1,120,728
Deposits	20,458	20,458

Total other assets	1,164,244	1,141,186

TOTAL ASSETS	$2,546,500	$2,292,232

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$843,164	$634,822
Accrued officer compensation	328,403	268,403
Advances from officer	426,409	159,409
Notes payable, related party	950,000	-
Accrued interest, related party notes payable	18,532	-

Total current liabilities	2,566,508	1,062,634

TOTAL LIABILITIES	2,566,508	1,062,634

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
87,376,770 and 87,091,914 shares issued and outstanding
at November 30, 2008 and August 31, 2008, respectively	24,977	24,693
Additional paid-in capital	13,071,037	11,228,750
Deficit accumulated during the development stage	(13,116,022)	(10,023,845)

Total stockholders' equity (deficit)	(20,008)	1,229,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,546,500	$2,292,232

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30, 2008 and 2007
and for the period from Inception (September 16, 2005) to November 30, 2008
(Unaudited)

			Inception
	For the three months ended		(Sept 16, 2005)
	November 30,	November 30,	to November 30,
	2008	2007	2008
Net revenue	$-	$-	$5,818

Operating expenses
General and administrative	167,938	165,002	1,137,646
Officer compensation	90,000	90,000	1,305,000
Professional fees	362,258	1,097,779	2,645,606
Rent	33,900	18,278	247,905
Research and development	576,111	285,692	3,214,464

Total operating expenses	1,230,207	1,656,751	8,550,621

Net operating loss	(1,230,207)	(1,656,751)	(8,544,803)

Other income (expense)
Interest income (expense), net	(18,724)	(1,170,748)	(317,101)
Interest forgiven, net	-	-	58,206
Debt issuance costs - commissions	-	-	(491,775)
Debt issuance costs - warrants	-	-	(1,971,791)
Financing costs	(1,845,549)	-	(1,845,549)
Foreign currency gain (loss), net	3,103	-	2,764
Loss on asset disposal	-	-	(373)

Total other income (expense)	(1,861,170)	(1,170,748)	(4,565,619)

Net loss before income taxes	(3,091,377)	(2,827,499)	(13,110,422)

Provision for income taxes	800	1,600	5,600

Net Loss	(3,092,177)	(2,829,099)	(13,116,022)

Accumulated Deficit

Balance, beginning of period	(10,023,845)	(2,289,343)	-

Balance, end of period	$(13,116,022)	$(5,118,442)	$(13,116,022)

Basic - Earnings (loss) per share	$(0.04)	$(0.05)

Basic - Weighted Average Number
of Shares Outstanding	87,173,267	61,459,300

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to November 30, 2008
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
For the period from Inception (September 16, 2005) to November 30, 2008
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

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to November 30, 2008
(Unaudited)
(Continued)

Deficit
							Accumulated	Total
	Preferred Stock		Common Stock			Additional	During the	Stockholders
	Number		Number	To be		Paid-In	Development	Equity
	of Shares	Amount	of Shares	issued	Amount	Capital	Stage	(Deficit)
Issuance of common stock for conversion of accrued interest on related party note payable, February 2008	-	-	361,797	-	120	120,479	-	120,599

Issuance of common stock for conversion of accrued officer compensation, February 2008	-	-	811,485	-	270	270,225	-	270,495

Issuance of common stock for services, June 2008	-	-	150,000	-	50	373,950	-	374,000

Issuance of Series C warrants, June 2008	-	-	-	-	-	353,447	-	353,447

Issuance of Series D and E warrants, August 2008	-	-	-	-	-	54,480	-	54,480

Net loss	-	-	-	-	-	-	(7,734,502)	(7,734,502)

Balance, August 31, 2008	-	-	87,091,914	-	24,693	11,228,750	(10,023,845)	1,229,598

Issuance of common stock for services, October 2008	-	-	184,856	-	184	453,088	-	453,272

Issuance of common stock for services, November 2008	-	-	100,000	-	100	112,900	-	113,000

Issuance of Series G warrants, November 2008	-	-	-	-	-	160,939	-	160,939

Issuance of Series H warrants, November 2008	-	-	-	-	-	1,115,361	-	1,115,361

Net loss	-	-	-	-	-	-	(3,092,177)	(3,092,177)

Balance, November 30, 2008	-	$-	87,376,770	-	$24,977	$13,071,037	$(13,116,022)	$(20,008)

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2008 and 2007
and for the period from Inception (September 16, 2005) to November 30, 2008
(Unaudited)

			Inception
	For the three months ended		(Sept 16, 2005)
	November 30,	November 30,	to November 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(3,092,177)	$(2,829,099)	$(13,116,022)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,925	1,792	24,133
Common stock issued for services	566,272	1,261,544	2,456,816
Warrants issued for services	1,276,299	1,971,791	3,656,017
Recapitalization adjustment	-	419	419
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	8,324	(4,523)	(78,292)
(Increase) decrease in debt issuance costs	-	(868,228)	-
(Increase) decrease in deposits	-	-	(20,458)
Increase (decrease) in accounts payable and accrued expenses	208,342	(615,084)	843,164
Increase (decrease) in accrued officer compensation	60,000	50,000	598,898
Increase (decrease) in accrued interest	18,532	66,802	139,131

Net cash used in operating activities	(946,483)	(964,586)	(5,496,194)

Cash Flows from Investing Activities
Purchase of property and equipment	(207,805)	(334,292)	(1,267,458)
Additions to patents and trademarks	(23,175)	(62,064)	(244,319)

Net cash used in investing activities	(230,980)	(396,356)	(1,511,777)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	-	404,168
Proceeds from common stock be to issued	-	-	142,000
(Repayments) / advances from officer	267,000	(20,000)	426,409
Proceeds from convertible notes payable	-	350,000	5,242,000
Proceeds from notes payable, related party	950,000	-	1,000,000
Repayment on notes payable, related party	-	-	(146,500)

Net cash provided by financing activities	1,217,000	330,000	7,068,077

Net increase (decrease) in cash and cash equivalents	39,537	(1,030,942)	60,106

Cash and cash equivalents, beginning of period	20,569	3,671,900	-

Cash and cash equivalents, end of period	$60,106	$2,640,958	$60,106

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2008 and 2007
and for the period from Inception (September 16, 2005) to November 30, 2008
(Unaudited)
(Continued)

			Inception
	For the three months ended		(Sept 16, 2005)
	November 30,	November 30,	to November 30,
	2008	2007	2008
Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$1,600
Interest paid	$-	$-	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of shares of common stock for services	$566,272	$1,261,544	$2,456,816
Issuance of warrants for services	$1,276,299	$1,971,791	$3,656,017
Acquisition of patents for note payable	$-	$-	$900,000
Issuance of common stock for conversion of notes payable	$-	$1,067,500	$5,512,000
Issuance of common stock for conversion of related party note payable	$-	$803,500	$803,500
Issuance of common stock for conversion of accrued interest on related party note payable	$-	$-	$120,599
Issuance of common stock for conversion of accrued officer compensation	$-	$-	$270,495

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

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

Consolidation Policy

The accompanying financial statements include the operations of the Company and its wholly owned subsidiary.  Intercompany balances and transactions have been eliminated in consolidation.

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-KSB of Location Based Technologies, Inc. for the year ended August 31, 2008.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended November 30, 2008, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2008, included in the Company’s report on Form 10-KSB.

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Cash and cash equivalents – The cash and cash equivalent balances at November 30, 2008, are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  At times, the Company has maintained bank balances which have exceeded FDIC limits.  The Company has not experienced any losses with respect to its cash balances.

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

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of November 30, 2008 and August 31, 2008, the Company capitalized $1,060,308 and $1,055,396 for patent related expenditures, respectively.  As of November 30, 2008 and August 31, 2008, the Company has capitalized $84,011 and $65,748 for trademark related expenditures, respectively.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks (Continued)

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office.  Intangible assets are amortized in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using the straight-line method over the shorter of their estimated useful lives or remaining legal life.  Amortization expense totaled $117 and $0 for the three months ended November 30, 2008 and 2007, respectively.

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

Internal Website Development Costs

Under Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Statement 00-2 ("EITF 00-2"), Accounting for Web Site Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of November 30, 2008, the Company had capitalized costs of $1,189,529 related to its website development.  The website development costs will be depreciated when the website is completed and ready for use.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of November 30, 2008, the Company did not deem any of its long-term assets to be impaired.

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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs.  For the three months ended November 30, 2008 and 2007, the Company incurred $576,111 and $285,692 of research and development costs, respectively.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  The Company has included its $800 franchise fee in its provision for income taxes for the three months ended November 30, 2008 and 2007.

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

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

SFAS No. 157 – In September 2006, the FASB issued Statement of Financial Standards No. 157 (“SFAS No. 157”), Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  In February 2008, the FASB staff issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2").  FSP FAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning September 1, 2009. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

2.	PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2008 and August 31, 2008 consists of the following:

	November 30,	August 31,
	2008	2008
Website development costs	$1,189,529	$985,122
Machinery and equipment	42,388	38,990
Computer and video equipment	21,216	21,216
Office furniture	11,546	11,546
Leasehold improvements	2,445	2,445

	1,267,124	1,059,319

Less: accumulated depreciation	(23,266)	(15,458)

Total property and equipment	$1,243,858	$1,043,861

Depreciation expense for the three months ended November 30, 2008 and 2007  amounted to $7,808 and $1,792, respectively.

3.	CONVERTIBLE NOTES PAYABLE

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

5.	COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements (Continued)

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

Other Commitments

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

Total rental expense on operating leases for the three months ended November 30, 2008 and 2007 was $33,900 and $18,278, respectively.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

5.	NOTES PAYABLE – RELATED PARTY

Operating Leases (Continued)

As of November 30, 2008, the future minimum lease payments are as follows:

For the Years Ending November 30,
2009	$139,329
2010	11,639

Total	$150,968

4.	EQUITY

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

6.	EQUITY (Continued)

Common Stock (Continued)

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

6.	EQUITY (Continued)

Common Stock (Continued)

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

In October 2008, the Company issued 1,500 shares of common stock in exchange for consulting services related to technology development.  The shares were valued at $4,050, which represents the fair market value of the services provided on the date of issuance.

In October 2008, the Company issued 50,000 shares of common stock in exchange for financial related advisory services.  The shares were valued at $122,500, which represents the fair market value of the services provided on the date of issuance.

In October 2008, the Company issued 125,000 shares of common stock in exchange for capital raising advisory services.  The shares were valued at $306,250, which represents the fair market value of the services provided on the date of issuance.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

6.	EQUITY (Continued)

Common Stock (Continued)

In October 2008, the Company issued 8,356 shares of common stock in exchange for legal advisory services.  The shares were valued at $20,472, which represents the fair market value of the services provided on the date of issuance.

In November 2008, the Company issued 100,000 shares of common stock in exchange for consulting services related to capital raising efforts.  The shares were valued at $113,000, which represents the fair market value of the services provided on the date of issuance.

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

In November 2008, the Company issued “Series G” warrants to certain consultants to purchase 81,724 common shares at $2.45 per share in exchange for consulting services related to capital raising efforts.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $160,939 (see Note 7).

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

6.	EQUITY (Continued)

Warrants (Continued)

In November 2008, the Company issued “Series H” warrants to certain consultants to purchase 1,528,410 common shares at $0.88 per share in exchange for consulting services related to capital raising efforts.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,115,361 (see Note 7).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan.  The plan reserves 750,000 shares for issuance pursuant to options, grants of restricted stock or other stock-based awards.  The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board.  There were no grants made under the plan for the three months ended November 30, 2008.

7.	STOCK OPTIONS AND WARRANTS

On August 15, 2007, the Company issued a “Series A” warrant to a consultant to purchase 1,500,000 shares of the Company’s common stock at $0.33 per share and a “Series B” warrant to purchase 750,000 shares of the Company’s common stock at $0.67 per share.  Both warrants terminate at the earlier of August 14, 2012 or upon the Company’s sale and issuance of stock in a public offering with gross proceeds in excess of $10 million.  The fair value of the Series A and Series B warrants is capitalized as debt issuance costs, and will be amortized over the remaining life of the note payable.  For the year ended August 31, 2008, the Company recognized debt issuance cost amortization totaling $1,971,791 for the Series A and Series B warrants.  The Company calculated the fair value of the warrants by using the Black-Scholes option pricing model.  No warrants were exercised as of November 30, 2008.

On June 2, 2008, the Company issued “Series C” warrants to six technology and legal consultants to purchase a total of 180,000 common shares at $2.00 per share, in exchange for consulting and advisory services related to developing the PocketFinder®. The warrants expire June 2, 2013.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $353,447 and is included in general and administrative operating expenses for the year ended August 31, 2008.  No warrants were exercised as of November 30, 2008.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

7.	STOCK OPTIONS AND WARRANTS (Continued)

On August 29, 2008, the Company issued a “Series D” warrant to purchase 18,405 common shares at $1.63 per share and a “Series E” warrant to purchase 15,000 common shares at $2.00 per share, to a sales consultant in exchange for advisory services related to the sale of the Company’s PocketFinder® family of products.  The “Series D” warrants and “Series E” warrants expire March 3, 2013 and June 2, 2013, respectively.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,088 and $36,392 for the “Series D” and “Series E” warrants, respectively.  No warrants were exercised as of November 30, 2008.

On November 3, 2008, the Company issued “Series G” warrants to certain consultants to purchase 81,724 common shares at $2.45 per share in exchange for consulting services related to capital raising efforts.  The warrants expire November 3, 2011.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $160,939.  No warrants were exercised as of November 30, 2008.

On November 24, 2008, the Company issued “Series H” warrants to certain consultants to purchase 1,528,410 common shares at $0.88 per share in exchange for consulting services related to capital raising efforts.  The warrants expire November 24, 2011.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,115,361.  No warrants were exercised as of November 30, 2008.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

8.	PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of November 30, 2008, are as follows:

Net operating loss carry forward	$4,512,000
Valuation allowance	(4,512,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%	)

	$-

The Company’s valuation allowance increased by $1,064,000 for the three months ended November 30, 2008.

As of November 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $13,000,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

9.	SUBSEQUENT EVENTS

On December 12, 2008, the Company issued 401,500 shares of common stock in exchange for consulting services related to technology development.  The shares were valued at $361,350, which represents the fair market value of the services provided on the date of issuance.

On December 22, 2008, the Company issued 36,000 shares of common stock in exchange for legal advisory services.  The shares were valued at $34,920, which represents the fair market value of the services provided on the date of issuance.

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

Overview.  We are a corporation incorporated in Nevada on April 20, 2006.  We are qualified to do business in California.  Our shares of common stock are currently traded in the over-the-counter market and our stock price is reported on the OTC Bulletin Board under the symbol “LBAS.”  We are headquartered in Anaheim, California.

Our Business.  Location Based Technologies, Inc. designs and develops personal locator devices and services. We are the developer of the PocketFinder® Family of Products and the PocketFinder® Network.  The PocketFinder® Family of Products currently includes the PocketFinder®, PetFinder® and PocketFinder® Luggage.  The PocketFinder® is a small location device that enables a user to locate a device, person, or pet, anytime from almost anywhere.  PocketFinder® Personal Locator devices are completely wireless. Users can monitor the safety and location of family members, pets, and valuables using GPS and GPRS technologies.

We are a company focusing on sales, marketing, and delivery of our product with our initial focus in the UK and selected parts of Europe.  Global System for Mobile communications (“GSM”) testing concluded in June 2008 allowing us to begin to sell our products throughout Europe.  In September 2008, the Company secured its first Purchase Order of $3,700,000 for its PetFinder® product with a delivery date in January 2009.  We have also begun sales of the Android phone (Google, T-Mobile) application that allows the cellular phone to act as a PocketFinder® with all of the features and functionality of our devices.  Android applications will work world-wide as long as the phone has access to a network.  Furthermore, as the actual PocketFinder® and PetFinder® devices enter the US market the Android phone will be able to seamlessly add those devices to its account and optimize the family’s ability to stay connected.  A similar application has been completed and approved by Apple for sales through the iTunes store.  In the first quarter of 2009, we intend to develop additional Global Positioning System (“GPS”) smartphones that can interact with our easy to use web-based interface on any telecom network (GSM or Code Division Multiple Access (“CDMA”)).

We are negotiating an agreement with a leading strategic distribution partner in Europe, which we anticipate will be finalized in early 2009. The Jabil facility in Meung-sur-Loire, France, completed the initial pilot run of product in October 2008 and is ready for high quality, mass volume production runs beginning in December 2008 and expanding over the following five months.  The Company has the option of opening additional manufacturing lines at other Jabil plants as demand requires.  PocketFinder® devices have been submitted to RFI Labs in November 2008 and Federal Communications Commission (“FCC”) and PCS Type Certification Review Board (“PTCRB”) testing is underway.  Before beginning sales in the United States we must also secure Carrier Network approval from AT&T.  Carrier Network testing will begin upon receiving FCC approvals.

We will continue to enhance the functional capability of our products on an ongoing basis as new vertical market opportunities are regularly being discovered.  OEM opportunities are also an element of our strategic direction.

We are in discussion with a small number of strategic individuals/companies with interest in providing significant cash infusion as a debt or equity investment to fund inventory, support sales and marketing initiatives, and for general operational expenses.  However, there is no assurance that we will be successful in the fundraising efforts.  The desired outcome is to form long-term relationships that deliver both immediate and long-term mutual benefit to all parties.

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

Our Personal Locator Services.  We have begun the manufacturing process of the PocketFinder®.  We have entered into a manufacturing agreement with Jabil to produce the PocketFinder® devices in France.  Jabil is one of the world’s largest original equipment manufacturer (OEM) of electronics with facilities in China, Mexico, the US and Europe.  We will provide end-user customer service and support in the US and Canada through 24-7 INtouch, headquartered in Toronto, Ontario.  We anticipate exploring multiple vertical markets including the following:

•	Parents of young children (primarily 5 to 12 years of age) who seek the peace of mind of being able to know that their children are where they are supposed to be when they are supposed to be there;
•	Families with members who are Autistic or have Down Syndrome, Alzheimer’s, etc.;
•	Elder Care support and applications;
•	Pet care and location capability; and
•	Asset tracking and location capability: cars, trucks, fleet management, luggage, and other personal assets.

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

Our Growth Strategy.  Our objective is to become one of the major providers of personal and asset location services on the market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for their children, their pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

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

Employees and Outsourced Assistance.  As of December 29, 2008, we are leveraging our outsourcing model to world class partners and have three full-time employees and approximately 80 contracted professionals engaged in hardware and software development, early marketing and sales preparation, and will soon add customer service contracted professionals.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We anticipate that we will hire two to four key employees in the next three months, with selective and controlled growth commensurate with significant increases in our revenues.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increases will be accomplished through sales and customer support organizations contracted to provide respective services.

In furtherance of our efforts to prepare to move into the marketplace, we have entered into the following contracts with independent service providers during the quarter ended November 30, 2008:

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

RESULTS OF OPERATIONS.

For the three months ended November 30, 2008 as compared to the three months ended November 30, 2007.

Revenues.

There was no revenue generated for the three months ended November 30, 2008 and 2007.

Operating Expenses.

For the three months ended November 30, 2008, our total operating expenses were $1,230,207 as compared to total operating expenses of $1,656,751 for the three months ended November 30, 2007.  The decrease in operating expenses is attributed to the following:

•
A decrease in professional fees to $362,258 for the three months ended November 30, 2008, as compared to $1,097,779 for the three months ended November 30, 2007.  The decrease in professional fees is primarily due to the recognition of $830,000 in stock based compensation issued to consultants for technology services rendered during the three months ended November 30, 2007, whereby there were no such expenses recognized during the three months ended November 30, 2008;

•
An increase in research and development costs for the three months ended November 30, 2008, to $576,111 as compared to $285,692 for the three months ended November 30, 2007, as significant efforts were made to finalize production ready devices and the website and mapping interface services.

Other Expenses.

For the three months ended November 30, 2008, we reported other expenses consisting of net interest expense, financing costs and foreign currency gains and losses totaling $1,861,170 as compared to $1,170,748 for the three months ended November 30, 2007.  The increase is primarily attributed to the recognition of stock based compensation issued to consultants for capital raising services rendered during the three months ended November 30, 2008, whereby there were no such expenses recognized during the three months ended November 30, 2007.

Net Loss.

For the three months ended November 30, 2008, we reported a net loss of $3,092,377 as compared to a net loss of $2,829,099 for the three months ended November 30, 2007, due to a decrease in operating expenses and an increase in other expenses as previously discussed.

Liquidity and Capital Resources.

We had cash and cash equivalents of $60,106 as of November 30, 2008, as compared to cash and cash equivalents of $20,569 as of August 31, 2008.  Prepaid expenses totaled $78,292 as of November 30, 2008, and primarily consisted of prepaid manufacturing and production costs.

As of November 30, 2008, the total of our property and equipment, less accumulated depreciation, was a net value of $1,243,858, compared to the net value of $1,043,861 for our property and equipment, less accumulated depreciation, as of August 31, 2008.  The increase is primarily due to the development of the website and database during the three months ended November 30, 2008.

Other assets, consisted of patents, trademarks and deposits, amounted to $1,164,244 as of November 30, 2008, as compared to $1,141,186 as of August 31, 2008.  The increase is the result of increased legal fees to obtain and secure additional patents and trademarks.

Our total assets as of November 30, 2008, were $2,546,500 as compared to our total assets as of August 31, 2008, which were $2,292,232.  The increase in our total assets as between the two years was due primarily to an increase in property and equipment and patents and trademarks as of November 30, 2008.

As of November 30, 2008, our accounts payable and accrued expenses, including accrued officer compensation, were $1,171,567 as compared to $903,225 as of August 31, 2008.  The increase in accounts payable and accrued expenses, including accrued officer compensation, as of November 30, 2008, is primarily due to an overall increase in accounts payable.

Advances from officer and related party notes payable including accrued interest, totaled $1,394,941 as of November 30, 2008, as compared to $159,409 as of August 31, 2008.  The increase is primarily the result of the promissory note agreement with the Company’s Co-President and stock holder for $950,000 that was received in September 2008.  We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in research and development expenses and the increases in legal and accounting costs we expect due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

PLAN OF OPERATIONS

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution.  Since our inception, we have generated significant losses.  As of November 30, 2008, we had an accumulated deficit of $13,116,022 and we expect to incur continual losses until sometime in calendar year 2009.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of November 30, 2008, we had $60,106 in cash, cash equivalents and short-term investments.  In September 2008, we received a loan of $950,000 from an officer of the Company to fund operations over the next several months.   Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

•	The costs of outsourced manufacturing;
•	The costs of commercialization activities, including product marketing, sales and distribution; and customer service and support.
•	Our revenues, if any, from successful commercialization of the PocketFinder® Personal Locator and the PocketFinder® Network platform services.

As noted above, we will need to raise additional external funds through the sale of additional equity or debt securities.  We will need to raise additional funds during the next three months to finance the inventory necessary to meet current and anticipated demand and to support related marketing, sales, and distribution expenses.  The sale of additional equity securities may result in additional dilution to our shareholders.  Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned commercialization activities, which could harm our financial conditions and operating results.

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

Off-Balance Sheet Arrangements

As of November 30, 2008, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

(a)	Not applicable.

(b)
We have no procedure in place for shareholders to nominate persons to serve on our Board of Directors other than nominations for the position of Director will be accepted from the floor as long as the person nominated has given written consent to his/her nomination and has agreed to serve if elected.

ITEM 6.  EXHIBITS

Exhibit No.*	Document Description
3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (1)
3.1A	Amended Articles of Incorporation, dated October 20, 2008 (15)
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (2)
4.1
Form of Convertible Note (convertible at the option of the Company) issued by PocketFinder, LLC, a company the liabilities of which were assumed by the registrant ($3,175,000 represented by six of such notes were issued) (3)

4.2
Form of Convertible Note (convertible at the option of the noteholder) issued by PocketFinder, LLC, a company the liabilities of which were assumed by the registrant ($2,067,000 represented by 26 of such notes were issued) (3)

10.1	Executive Employment Agreement, dated October 11, 2007, between the Company and David Morse (3)
10.2	Executive Employment Agreement, dated October 11, 2007, between the Company and Joseph Scalisi (3)
10.3	Executive Employment Agreement, dated October 11, 2007, between the Company and Desiree Mejia (3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse, dated August 30, 2007 (obligation assumed by the Company) (3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi, dated August 30, 2007 (obligation assumed by the Company) (3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia, dated August 30, 2007 (obligation assumed by the Company) (3)
10.7	Series A Warrant Agreement, dated August 15, 2007, in favor of Northstar Investments, Inc. (3)
10.8	Series B Warrant Agreement, dated August 15, 2007, in favor of Northstar Investments, Inc. (3)
10.9	Finder’s Fee Agreement, dated March 9, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by the Company) (3)
10.10	Consulting Agreement, dated July 16, 2007, between Northstar Investments, Inc. and PocketFinder, LLC (obligation assumed by the Company ) (3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp., adopted September 10, 2007 (obligation assumed by the Company) (3)
10.12	Product Design Agreement, dated May 1, 2007, between Location Based Technologies and Aero Technology UK, Ltd. (obligation assumed by the Company) (3)
10.13	PocketFinder Branding and Website – Control Agreement, dated September 20, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by the Company) (3)
10.14	Coregenic Professional Services Contract, dated September 27, 2006, between Coregenic LLC and PocketFinder, LLC (obligation assumed by the Company) (3)
10.15	Consulting Agreement, dated October 3, between Location Based Technologies and Michael Beydler (obligation assumed by the Company) (3)
10.16	Consulting Agreement, dated July 10, 2006, between Location Based Technologies and Roger Anderson (obligation assumed by the Company) (3)
10.17
Loan Promissory Note in the amount of $900,000, dated November 28, 2005, with PocketFinder, Inc. as maker and David Morse as payee, secured by the intellectual property of maker (obligation assumed by the Company) (3)

10.18
M2M Telecommunications Services Agreement (portions of Attachment D to this Exhibit 99.1 have been omitted pursuant to a request for confidential treatment which has been approved by the Commission) (4)

10.19	Consulting Agreement between the Company and Brooks Secrest, dated December 10, 2007 (13)
10.20	Consulting and Sales Representative Agreement, dated January 2, 2008, with WhizBiz, LLC, to act as the Company’s consultant and sales representative. (13)
10.21	Consulting Agreement, dated January 2, 2008, with Tina Florance, CPA, for services to serve as the Company’s Controller. (13)
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”), dated February 27, 2008. (6)
10.23	Technology License and Distribution Agreement between the Company and NXP, dated February 27, 2008. (7)
10.24	Platform Development Agreement between the Company and NXP, dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the Company and NXP, dated February 27, 2008. (9)
10.26	Call Center Services Contract between the Company and 24/7 INtouch, dated September 25, 2007. (14)
10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc., dated May 30, 2008. (10)

10.28	Business Development Consulting Agreement between the Company and The Scigliano Group, dated March 1, 2008. (14)
10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr., dated August 15, 2008. (15)
10.30	Loan Promissory Note in the amount of $950,000, dated September 3, 2008, with the Company as maker and Joseph Scalisi as payee. (11)
10.31	Consulting Services Agreement between the Company and Michael Dautermann, dated October 16, 2008. (15)
10.32	Consent of Independent Registered Accounting Firm (15)
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1	Code of Ethics(5)

(1)	Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.
(2)	Filed as Exhibit 3.(II) to the SRI SB-2 and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”).
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2008 8-K.
(10)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008 (“June 4, 2008 8-K”).
(11)	Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008 (“September 12, 2008 8-K”)
(12)	Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008 (“October 22, 2008 8-K”)
(13)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008
(14)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008
(15)	Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-B

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Date: January 9, 2009	By:	/s/ David M. Morse
David M. Morse Co- President and Chief Executive Officer