Form 10KSB/A
period 2008-08-31
Location Based Technologies, Inc.
filed 2009-02-13
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment 2

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $217,503,086.

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

Explanatory Note

Location Based Technologies, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the fiscal year ended August 31, 2008 to reflect appropriate disclosure of our controls and procedures pursuant to Item 8A(T). Except as set forth herein, no other changes are made to our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2008.

 Item 8A( T ). Controls and Procedures

Evaluation of disclosure controls and procedures

As of August 31, 2008, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified a deficiency in our internal control over financial reporting. As a result of this deficiency, our management has concluded that, as of August 31, 2008, our disclosure controls and procedures were not effective.

(b)    Management's Report on Internal Control over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2008.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that our Company's disclosure controls and procedures were not effective as of August 31, 2008, due to the following:

Company's disclosure controls and procedures were not effective as of August 31, 2008, due to management’s failure to include its report on internal control over financial reporting in the Form 10-KSB as required.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)    Changes in Internal Control over Financial Reporting

There were no other significant changes in our internal control over financial reporting during the year ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Date: February 13, 2009	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Date: February 13, 2009	By:	/s/ David M. Morse
David M. Morse
Director

Date: February 13, 2009	By:	/s/ Joseph Scalisi
Joseph Scalisi
Director

Date: February 13, 2009	By:	/s/ Desiree Mejia
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