Form 10KSB/A
period 2008-08-31
Location Based Technologies, Inc.
filed 2009-03-06
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment 3

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $217,503,086

APPLICABLE ONLY TO CORPORATE REGISTRANTS

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

Explanatory Note

Location Based Technologies, Inc. (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-KSB for the fiscal year ended August 31, 2008 to reflect appropriate disclosure of our controls and procedures pursuant to Item 8A(T). Except as set forth herein, no other changes are made to our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2008.

Item 8A( T ). Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2008, due to management’s failure to include its report on internal control over financial reporting in the Form 10-KSB as required.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2008.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that our internal control over financial reporting was effective as of August 31, 2008.

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

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Date: March 5, 2009	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Date: March 5, 2009	By:	/s/ David M. Morse
David M. Morse
Director

Date: March 5, 2009	By:	/s/ Joseph Scalisi
Joseph Scalisi
Director

Date: March 5, 2009	By:	/s/ Desiree Mejia
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