Form 10-Q
period 2009-02-28
Location Based Technologies, Inc.
filed 2009-04-14
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-139395

LOCATION BASED TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	20-4854758
(State of incorporation)	(I.R.S. Employer Identification No.)

4989 E. La Palma Avenue, Anaheim, California 92807
(Address of principal executive offices)

888-600-1044
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

There are 88,244,270 shares outstanding of the issuer’s common stock as of April 3, 2009.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4T.	CONTROLS AND PROCEDURES	43

PART II	OTHER INFORMATION	42

ITEM 1.	LEGAL PROCEEDINGS	42

ITEM 1.A.	RISK FACTORS	42

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	42

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5.	OTHER INFORMATION	42

ITEM 6.	EXHIBITS	45

SIGNATURE		47

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
February 28, 2009 and August 31, 2008

	February 28,	August 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$103,745	$20,569
Accounts receivable	735	-
Prepaid expenses	122,421	86,616
Deferred financing costs	2,375,000	-

Total current assets	2,601,901	107,185

Property and equipment, net of accumulated depreciation	1,312,099	1,043,861

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,168,916	1,120,728
Deposits	20,458	20,458

Total other assets	1,189,374	1,141,186

TOTAL ASSETS	$5,103,374	$2,292,232

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$837,694	$634,822
Accrued officer compensation	418,403	268,403
Unearned revenue	29,953	-
Advances from officers	3,388,410	159,409
Accrued interest, advances from officers	9,526	-
Notes payable	925,000	-
Accrued interest, note payable	18,937	-
Notes payable, related party	634,000	-
Accrued interest, related party notes payable	27,550	-

Total current liabilities	6,289,473	1,062,634

TOTAL LIABILITIES	6,289,473	1,062,634

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
88,244,270 and 87,091,914 shares issued and outstanding
at February 28, 2009 and August 31, 2008, respectively	25,845	24,693
Additional paid-in capital	13,919,756	11,228,750
Deficit accumulated during the development stage	(15,131,700)	(10,023,845)

Total stockholders' equity (deficit)	(1,186,099)	1,229,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,103,374	$2,292,232

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the three and six months ended February 28, 2009 and February 29, 2008 and for the period from Inception (September 16, 2005) to February 28, 2009
(Unaudited)

					Inception
	For the three months ended		For the six months ended		(Sept 16, 2005)
	February 28,	February 29,	February 28,	February 29,	to February 28,
	2009	2008	2009	2008	2009

Revenue
Consulting	$70,782	$5,818	$70,782	$5,818	$76,600

Cost of revenue
Consulting	50,608	-	50,608	-	50,608

Gross profit (loss)	20,174	5,818	20,174	5,818	25,992

Operating expenses
General and administrative	143,138	239,946	311,076	404,948	1,280,784
Officer compensation	90,000	90,000	180,000	180,000	1,395,000
Professional fees	471,300	318,548	833,558	1,416,327	3,116,906
Rent	33,900	28,693	67,800	46,971	281,805
Research and development	221,353	262,749	797,464	548,441	3,435,817

Total operating expenses	959,691	939,936	2,189,898	2,596,687	9,510,312

Net operating loss	(939,517)	(934,118)	(2,169,724)	(2,590,869)	(9,484,320)

Other income (expense)
Interest income (expense), net	(37,609)	18,940	(56,333)	63,556	(354,710)
Interest forgiven, net	-	125,008	-	58,206	58,206
Debt issuance costs - commissions	-	(173,006)	-	(491,775)	(491,775)
Debt issuance costs - warrants	-	(1,141,998)	-	(1,971,791)	(1,971,791)
Financing costs	(1,032,000)	-	(2,877,549)	-	(2,877,549)
Foreign currency gain (loss), net	(6,552)	-	(3,449)	-	(3,788)
Loss on asset disposal	-	(373)	-	(373)	(373)

Total other income (expense)	(1,076,161)	(1,171,429)	(2,937,331)	(2,342,177)	(5,641,780)

Net loss before income taxes	(2,015,678)	(2,105,547)	(5,107,055)	(4,933,046)	(15,126,100)

Provision for income taxes	-	-	800	1,600	5,600

Net Loss	$(2,015,678)	$(2,105,547)	$(5,107,855)	$(4,934,646)	$(15,131,700)

Accumulated Deficit:

Balance, beginning of period	(13,116,022)	(5,118,442)	(10,023,845)	(2,289,343)	-

Balance, end of period	$(15,131,700)	$(7,223,989)	$(15,131,700)	$(7,223,989)	$(15,131,700)

Basic - Earnings (loss) per share	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Basic - Weighted Average Number
of Shares Outstanding	87,867,126	84,619,392	87,518,279	73,039,347

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to February 28, 2009
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
For the period from Inception (September 16, 2005) to February 28, 2009
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

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to February 28, 2009
(Unaudited)

Deficit
						Accumulated	Total
Preferred Stock		Common Stock			Additional	During the	Stockholders
Number		Number	To be		Paid-In	Development	Equity
of Shares	Amount	of Shares	issued	Amount	Capital	Stage	(Deficit)

Issuance of common stock for conversion of accrued officer compensation, February 2008	-	-	811,485	-	270	270,225	-	270,495

Issuance of common stock for services, June 2008	-	-	150,000	-	50	373,950	-	374,000

Issuance of Series C warrants, June 2008	-	-	-	-	-	353,447	-	353,447

Issuance of Series D and E warrants, August 2008	-	-	-	-	-	54,480	-	54,480

Net loss	-	-	-	-	-	-	(7,734,502)	(7,734,502)

Balance, August 31, 2008	-	-	87,091,914	-	24,693	11,228,750	(10,023,845)	1,229,598

Issuance of common stock for services, October 2008	-	-	184,856	-	184	453,088	-	453,272

Issuance of common stock for services, November 2008	-	-	100,000	-	100	112,900	-	113,000

Issuance of Series G warrants, November 2008	-	-	-	-	-	160,939	-	160,939

Issuance of Series H warrants, November 2008	-	-	-	-	-	1,115,361	-	1,115,361

Issuance of common stock for services, December 2008	-	-	401,500	-	402	398,828	-	399,230

Issuance of common stock for services, January 2009	-	-	136,000	-	136	140,021	-	140,157

Issuance of common stock for services, February 2009	-	-	330,000	-	330	309,870	-	310,200

Net loss	-	-	-	-	-	-	(5,107,855)	(5,107,855)

Balance, February 28, 2009	-	$-	88,244,270	-	$25,845	$13,919,756	$(15,131,700)	$(1,186,099)

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended February 28, 2009 and February 29, 2008 and for the period from Inception (September 16, 2005) to February 28, 2009
(Unaudited)

			Inception
	For the six months ended		(Sept 16, 2005)
	February 28,	February 29,	to February 28,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(5,107,855)	$(4,934,646)	$(15,131,700)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,617	4,381	34,825
Common stock issued for services	1,415,859	1,261,544	3,306,403
Warrants issued for services	1,276,299	1,971,791	3,656,017
Recapitalization adjustment	-	419	419
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(735)	(5,818)	(735)
(Increase) decrease in prepaid expenses	(35,805)	13,992	(122,421)
(Increase) decrease in debt issuance/financing costs	475,000	446,776	475,000
(Increase) decrease in deposits	-	(13,398)	(20,458)
Increase (decrease) in accounts payable and accrued expenses	202,872	(627,165)	837,694
Increase (decrease) in accrued officer compensation	150,000	40,020	688,898
Increase (decrease) in unearned revenue	29,953	-	29,953
Increase (decrease) in accrued interest	56,013	(58,206)	176,612

Net cash used in operating activities	(1,519,782)	(1,900,310)	(6,069,493)

Cash Flows from Investing Activities
Purchase of property and equipment	(286,621)	(337,349)	(1,346,274)
Additions to patents and trademarks	(48,422)	(101,998)	(269,566)

Net cash used in investing activities	(335,043)	(439,347)	(1,615,840)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	-	404,168
Proceeds from common stock be to issued	-	-	142,000
Advances / (repayments) from officers	379,001	(25,020)	538,410
Proceeds from convertible notes payable	-	350,000	5,242,000
Proceeds from notes payable	925,000	-	925,000
Proceeds from notes payable, related party	1,300,000	-	1,350,000
Repayment on notes payable, related party	(666,000)	-	(812,500)

Net cash provided by financing activities	1,938,001	324,980	7,789,078

Net increase (decrease) in cash and cash equivalents	83,176	(2,014,677)	103,745

Cash and cash equivalents, beginning of period	20,569	3,671,900	-

Cash and cash equivalents, end of period	$103,745	$1,657,223	$103,745

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended February 28, 2009 and February 29, 2008 and for the period from Inception (September 16, 2005) to February 28, 2009
(Unaudited)

			Inception
	For the six months ended		(Sept 16, 2005)
	February 28,	February 29,	to February 28,
	2009	2008	2009

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$1,600
Interest paid	$-	$-	$-

Supplemental disclosure of noncash financing and investing activities:

Deferred costs paid for with debt	$2,850,000	$-	$2,850,000
Issuance of shares of common stock for services	$1,415,859	$1,261,544	$3,306,403
Issuance of warrants for services	$1,276,299	$1,971,791	$3,656,017
Acquisition of patents for note payable	$-	$-	$900,000
Issuance of common stock for conversion of notes payable	$-	$5,242,000	$5,512,000
Issuance of common stock for conversion of related party note payable	$-	$803,500	$803,500
Issuance of common stock for conversion of accrued interest on related party note payable	$-	$120,599	$120,599
Issuance of common stock for conversion of accrued officer compensation	$-	$270,495	$270,495

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

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

Stock Split

All share and per-share amounts in the accompanying financial statements, unless otherwise indicated, have been retroactively restated to reflect a 3 for 1 stock split approved by the Board in October 2008, as if the split had been in effect since inception.

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-KSB of Location Based Technologies, Inc. for the year ended August 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2008, included in the Company’s report on Form 10-KSB.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at February 28, 2009, are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenues – For the six months ended February 28, 2009, the Company transacted its business with two customers. The Company’s largest customer accounted for 99% of total revenues. Total revenues from this customer were $70,047 for the six months ended February 28, 2009.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of February 28, 2009, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of February 28, 2009 and August 31, 2008, the Company capitalized $1,075,548 and $1,055,396 for patent related expenditures, respectively. As of February 28, 2009 and August 31, 2008, the Company has capitalized $94,018 and $65,748 for trademark related expenditures, respectively.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $234 and $0 for the six months ended February 28, 2009 and February 29, 2008, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 2 to 5 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Internal Website Development Costs

Under Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Statement 00-2 ("EITF 00-2"), Accounting for Web Site Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of February 28, 2009 and August 31, 2008, the Company capitalized costs totaling $1,221,959 and $985,122, respectively, related to its website development. The website development costs will be depreciated when the website is completed and ready for use.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of February 28, 2009, the Company did not deem any of its long-term assets to be impaired.

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

Consulting Revenue – The  Company’s consulting revenue consists of software customization and consulting service contracts recognized utilizing the percentage-of-completion method in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts and the relevant guidance of Statement of Position (“SOP”) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2, Software Revenue Recognition. For fixed fee contracts the percentage-of-completion is measured by the percentage of software customization or consulting hours incurred to date to total estimated hours. This method is used because management believes that hours expended is the best measure of progress on these engagements. Revisions in total estimated hours are reflected in the accounting period in which the required revisions become known. Anticipated losses on contracts are charged to income in their entirety when such losses become evident.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. For the six months ended February 28, 2009 and February 29, 2008, the Company incurred $797,464 and $548,441 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 franchise fee in its provision for income taxes for the six months ended February 28, 2009 and February 29, 2008.

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

2.	PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2009 and August 31, 2008 consists of the following:

	February 28,	August 31,
	2009	2008
Website development costs	$1,221,959	$985,122
Machinery and equipment	63,388	38,990
Computer software	27,316	-
Computer and video equipment	21,216	21,216
Office furniture	11,546	11,546
Leasehold improvements	2,445	2,445

	1,347,870	1,059,319
Less: accumulated depreciation	(35,771)	(15,458)

Total property and equipment	$1,312,099	$1,043,861

Depreciation expense for the six months ended February 28, 2009 and February 29, 2008 amounted to $18,383 and $4,381, respectively.

3.             ADVANCES FROM OFFICERS

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Beginning December 1, 2008, existing advances from officers and all future advances will accrue interest at the rate of 8% per annum. The advances from officers have no formal repayment terms. In January 2009, officers of the Company transferred 2,500,000 shares of their personally owned LBT common stock to certain advisors in exchange for capital raising services to be provided in 2009.  The amount recorded totaled $2,850,000, which represents the fair value of the stock transferred, and of the services to be received. For the six months ended February 28, 2009, cash advances from officers totaling $412,000 were provided to the Company to cover operating expenses. As of February 28, 2009, advances from officers and accrued interest amounted to $3,388,410 and $9,526, respectively.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

4.             CONVERTIBLE NOTES PAYABLE

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

5.             NOTES PAYABLE

On November 18, 2008, the Company entered into a senior secured promissory note agreement for $625,000, the proceeds from which were used to pay down related party debt (see note 6). Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by February 18, 2009, or upon a minimum of $1,500,000 being raised by the Company. The note bears interest at 12% per annum through February 18, 2009, may be repaid at any time before the repayment date, in part or in full, without penalty, and is secured by common stock personally owned by an officer of the Company. In addition, the Company issued 50,000 shares of common stock valued at $55,000 on the date of issuance. On January 30, 2009, the promissory note agreement was extended for an additional three months and due on May 18, 2009. As consideration for the promissory note extension, the Company issued an additional 50,000 shares of common stock valued at $47,000 on the date of issuance. As of February 28, 2009, the note payable balance and accrued interest totaled $625,000 and $12,329, respectively.

On December 24, 2008, the Company entered into a promissory note agreement for $300,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by March 24, 2009, or upon a minimum of $1,500,000 being raised by the Company. The note bears interest at 12% per annum through March 24, 2009, and may be repaid at any time before the repayment date, in part or in full, without penalty. In addition, the Company issued 100,000 shares of common stock valued at $94,000 on the date of issuance. As of February 28, 2009, the note payable balance and accrued interest totaled $300,000 and $6,608, respectively.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

6.             NOTES PAYABLE – RELATED PARTY

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

On September 3, 2008, the Company entered into an unsecured promissory note agreement with the Company’s Co-President and stockholder for $950,000. Under the terms of the promissory note agreement, the principal and any unpaid interest shall be repaid by March 3, 2009, six months from the date of issuance. The note bears interest at 8% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty. On November 18, 2008, the Company entered into a senior secured promissory note with an unrelated party for $625,000. The proceeds of $625,000 were used to pay down the $950,000 related party promissory note payable in the second quarter. As of February 28, 2009, the note payable balance and accrued interest totaled $284,000 and $24,942, respectively.

On January 26, 2009, the Company entered into an unsecured promissory note agreement with the Company’s Co-President and stockholder for $350,000. Under the terms of the promissory note agreement, the principal and any unpaid interest shall be repaid by April 26, 2009, three months from the date of issuance. The note bears interest at 8% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty. As of February 28, 2009, the note payable balance and accrued interest totaled $350,000 and $2,608, respectively.

7.             COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In July 2007, the Company entered into a financial consulting agreement whereby the consultant will be compensated 2% of the Company’s first ten million dollars of sales and 1% of the second ten million dollars of sales. The agreement expires July 16, 2010.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

7.             COMMITMENTS AND CONTINGENCIES

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

In March 2008, the Company entered into a consulting services agreement for business development and capital raising services. Under the agreement, the consultant will be compensated $10,000 per month in cash or in the form of warrants. In addition, the consultant will be paid a 7% commission for capital raised and sales commissions ranging from 3% to 7% of net revenue from certain customers. The agreement expires August 1, 2008 and may be extended for an additional six-month period. In February 2009, the agreement was extended for an additional six-month period expiring August 1, 2009.

Other Commitments

On September 26, 2008, the Company received a purchase order for approximately $3,700,000 from TagWorks LLC for PetFinderTM devices. The Company expects to begin delivery in June 2009. TagWorks LLC was co-founded by a shareholder of the Company.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

7.             COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

Total rental expense on operating leases for the six months ended February 28, 2009 and February 29, 2008 was $67,800 and $46,971, respectively.

As of February 28, 2009, the future minimum lease payments on operating leases for the year ended February 28, 2010 amounted to $116,390.

Contingencies – Convertible Note Shares

In 2007, the Company sold convertible notes to accredited investors in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and similar state exemptions. Management has been advised by counsel that the availability of those exemptions cannot be determined with legal certainty due to the fact that the company or its predecessors may not have complied with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the SEC. Thus, it is possible that a right of rescission may exist for shares underlying the convertible notes for which the statute of limitations has not run.  As disclosed in note 4, convertible notes totaling $5,242,000 were exchanged for common shares, and subsequently, some of the shares were sold in the open market. Management has performed an analysis under FAS 5, Accounting for Contingencies, and concluded that the likelihood of a right of rescission being successfully enforced on the remaining convertible note shares is remote, and consequently, has accounted for these shares in permanent equity in the financial statements.

8.     EQUITY

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

8.             EQUITY (Continued)

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

8.             EQUITY (Continued)

Common Stock (Continued)

In October 2007, the Company issued 18,000 shares of common stock in exchange for $6,000 of legal services. The shares were valued at $6,000, which represents the fair market value of the services provided.

In October 2007, the Company issued 2,410,500 shares of common stock in exchange for the conversion of a $803,500 related party note payable (see Note 6).

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

In November 2007, the Company issued 3,202,500 shares of common stock in exchange for the conversion of $1,067,500 in notes payable (see Note 4).

In December 2007, the Company issued 12,523,500 shares of common stock in exchange for the conversion of $4,174,500 in notes payable (see Note 4).

In February 2008, the Company issued 361,797 shares of common stock in exchange for the conversion of $120,599 in accrued interest on a related party note payable (see Note 6).

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

8.             EQUITY (Continued)

Common Stock (Continued)

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

In December 2008, the Company issued 250,000 shares of common stock in exchange for consulting services related to capital raising efforts. The shares were valued at $275,000, which represents the fair market value of the services provided on the date of issuance.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

8.             EQUITY (Continued)

Common Stock (Continued)

In December 2008, the Company issued 101,500 shares of common stock in exchange for consulting services related to technology development. The shares were valued at $83,230, which represents the fair market value of the services provided on the date of issuance.

In December 2008, the Company issued 50,000 shares of common stock in exchange for sales consulting services. The shares were valued at $41,000, which represents the fair market value of the services provided on the date of issuance.

In January 2009, the Company issued 36,000 shares of common stock in exchange for legal advisory services. The shares were valued at $33,157, which represents the fair market value of the services provided on the date of issuance.

In January 2009, the Company issued 100,000 shares of common stock in exchange for sales and business advisory services. The shares were valued at $107,000, which represents the fair market value of the services provided on the date of issuance.

In February 2009, the Company issued 30,000 shares of common stock in exchange for legal advisory services. The shares were valued at $28,200, which represents the fair market value of the services provided on the date of issuance.

In February 2009, the Company issued 100,000 shares of common stock in exchange for consulting services related to capital raising efforts. The shares were valued at $94,000, which represents the fair market value of the services provided on the date of issuance.

In February 2009, the Company issued 100,000 shares of common stock in connection with a debt issuance. The shares were valued at $94,000, which represents the fair market value of the debt issuance costs on the date of issuance.

In February 2009, the Company issued 100,000 shares of common stock in exchange for business advisory services. The shares were valued at $94,000, which represents the fair market value of the services provided on the date of issuance.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

8.             EQUITY (Continued)

Warrants

In August 2007, the Company issued a “Series A” warrant to purchase 1,500,000 common shares at $0.33 per share and a “Series B” warrant to purchase 750,000 common shares at $0.67 per share, in exchange for consulting services related to the sale of the Company’s convertible promissory notes. The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,408,167 and $563,624 for the “Series A” and “Series B” warrants, respectively (see Note 9).

In June 2008, the Company issued “Series C” warrants to certain technology and legal consultants to purchase a total of 180,000 common shares at $2.00 per share, in exchange for consulting and advisory services related to developing the PocketFinder®. The fair value of the warrants using the Black-Scholes option pricing model amounted to $353,447 (see Note 9).

In August 2008, the Company issued a “Series D” warrant to purchase 18,405 common shares at $4.89 per share and a “Series E” warrant to purchase 15,000 common shares at $2.00 per share, to a sales consultant in exchange for advisory services related to product sales. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,088 and $36,392 for the “Series D” and “Series E” warrants, respectively (see Note 9).

In November 2008, the Company issued “Series G” warrants to certain consultants to purchase 81,724 common shares at $2.45 per share in exchange for consulting services related to capital raising efforts. The fair value of the warrants using the Black-Scholes option pricing model amounted to $160,939 (see Note 9).

In November 2008, the Company issued “Series H” warrants to certain consultants to purchase 1,528,410 common shares at $0.88 per share in exchange for consulting services related to capital raising efforts. The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,115,361 (see Note 9).

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

8.             EQUITY (Continued)

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan.  The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards.  The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board.  There were 219,356 shares of common stock granted under the plan for the six months ended February 28, 2009.

9.           STOCK OPTIONS AND WARRANTS

On August 15, 2007, the Company issued a “Series A” warrant to a consultant to purchase 1,500,000 shares of the Company’s common stock at $0.33 per share and a “Series B” warrant to purchase 750,000 shares of the Company’s common stock at $0.67 per share. Both warrants terminate at the earlier of August 14, 2012 or upon the Company’s sale and issuance of stock in a public offering with gross proceeds in excess of $10 million. The fair value of the Series A and Series B warrants is capitalized as debt issuance costs, and will be amortized over the remaining life of the note payable. For the year ended August 31, 2008, the Company recognized debt issuance cost amortization totaling $1,971,791 for the Series A and Series B warrants. The Company calculated the fair value of the warrants by using the Black-Scholes option pricing model. No warrants were exercised as of February 28, 2009.

On June 2, 2008, the Company issued “Series C” warrants to six technology and legal consultants to purchase a total of 180,000 common shares at $2.00 per share, in exchange for consulting and advisory services related to developing the PocketFinder®. The warrants expire June 2, 2013. The fair value of the warrants using the Black-Scholes option pricing model amounted to $353,447 and is included in general and administrative operating expenses for the year ended August 31, 2008. No warrants were exercised as of February 28, 2009.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

9.             STOCK OPTIONS AND WARRANTS (Continued)

On August 29, 2008, the Company issued a “Series D” warrant to purchase 18,405 common shares at $1.63 per share and a “Series E” warrant to purchase 15,000 common shares at $2.00 per share, to a sales consultant in exchange for advisory services related to the sale of the Company’s PocketFinder® family of products. The “Series D” warrants and “Series E” warrants expire March 3, 2013 and June 2, 2013, respectively. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,088 and $36,392 for the “Series D” and “Series E” warrants, respectively. No warrants were exercised as of February 28, 2009.

On November 3, 2008, the Company issued “Series G” warrants to certain consultants to purchase 81,724 common shares at $2.45 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 3, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $160,939. No warrants were exercised as of February 28, 2009.

On November 24, 2008, the Company issued “Series H” warrants to certain consultants to purchase 1,528,410 common shares at $0.88 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 24, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,115,361. No warrants were exercised as of February 28, 2009.

10.           PROVISION FOR INCOME TAXES

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

10.           PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of February 28, 2009, are as follows:

Net operating loss carry forward	$4,149,000
Valuation allowance	(4,149,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $701,000 for the six months ended February 28, 2009.

As of February 28, 2009, the Company had federal and state net operating loss carryforwards of approximately $10,417,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2029. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

11.           SUBSEQUENT EVENT

On March 3, 2009, the Company extended the terms of the $950,000 promissory note agreement with the Company’s Co-President and stockholder for an additional six months.  The extended promissory note is due on September 3, 2009, and will continue to accrue interest at a rate of 8% per annum.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business.  Location Based Technologies, Inc. designs and develops personal locator devices and services. We are the developer of the PocketFinder® Family of Products and the PocketFinder® Network.  The PocketFinder® Family of Products currently includes the PocketFinder®, PetFinder®, PocketFinder® Luggage, and PocketFinder’s fleet management system that also provides environmental monitoring of temperatures in refrigeration trailers.  The PocketFinder® is a small location device that enables a user to locate a device, person, or pet, at anytime from almost anywhere.  PocketFinder® Personal Locator devices are completely wireless.  Users can monitor the safety and location of family members, pets, and valuables using GPS and GPRS technologies.

Our Company is focusing on sales, marketing, and delivery of our product in the United States (“US”), the United Kingdom (“UK”), and selected parts of Europe.  We have begun to generate consulting revenue from the LoadRack agreement (described below) as well as sales from mobile application downloads.  In September 2008, the Company secured its first Purchase Order of $3,700,000 for its PetFinder® product and will deliver the first PetFinder products in the US to fill this order upon securing approval from our wireless carrier for our device.  We have begun sales from mobile applications that allow the Android phone (Google, T-Mobile), Apple’s iPhone, Blackberry’s Bold and Curve, and GPS enabled smartphones using the Windows Mobile Professional 6.0 Operating System  to act as a PocketFinder® with all of the features and functionality of our devices.  These mobile applications work world-wide as long as the phone has access to a network.  Furthermore, as the actual PocketFinder® and PetFinder® devices enter the US market, the mobile applications will be able to seamlessly add those devices to its account and optimize the family’s ability to stay connected.  In the first quarter of 2009, we developed these Global Positioning System (“GPS”) mobile applications so that they interact with our easy to use web-based interface from any telecom network (GSM or Code Division Multiple Access (“CDMA”)).

In January 2009, we signed a Professional Services Agreement with LoadRack, LLC, for $1,250,000 to customize our Web interface to optimize existing truck tracking and monitoring hardware. Payment for interface customization has begun and we expect an order for the hardware components in the very near future. The Jabil facility in Meung-sur-Loire, France, is ready for high quality, mass volume production runs which, pursuant to existing purchase orders, we expect to begin in May 2009 and expanding over the following five months. The Company has the option of opening additional manufacturing lines at other Jabil plants as demand requires. PocketFinder® devices were submitted to RFI Global Services, Ltd. (“RFI”) labs in November 2008, but were withdrawn by the Company to improve upon the accuracy of the devices. Over the intervening months, we have been working with our geospatial provider and our device software engineers in Europe in order to achieve the level of accuracy that will merit recognition as a highly reliable and dependable Personal or Asset Location Device. The Company resubmitted its devices to RFI in late February 2009 and expects to secure Federal Communications Commission (“FCC”) certification during the month of April with PCS Type Certification Review Board (“PTCRB”) testing underway. Before beginning sales in the US we must also secure Carrier Network approval from AT&T.

We have secured sufficient funds (revenues and shareholder loans) to continue operations for an additional 60 to 90 days and are in discussion with a small number of strategic individuals/companies with interest in providing significant cash infusion as debt or equity investments to fund inventory, support sales and marketing initiatives, and for general operational expenses. However, there is no assurance that we will be successful in the fundraising efforts. The desired outcome is to form long-term relationships that deliver both immediate and long-term mutual benefit to all parties.

We will continue to enhance the functional capability of our products on an ongoing basis as new vertical market opportunities are regularly being discovered.  OEM opportunities are also an element of our strategic direction.

In spite of the dramatic downturn in the economy and the financial markets, we continue to see evidence of the market demand for location-based services that will allow family members to keep in touch with one another in an increasingly busy world and for products that allow companies to more efficiently utilize their vehicles and their mobile workforce.  ABI Research reports that the North American and worldwide personal navigation device (“PND”) market will remain flat in 2009 as the impact of the economy and the narrow range of applications has its effect.  The main offering of PNDs are real-time traffic or Internet access.

At the same time, navigation on cellular phones is gaining momentum.  According to ABI Research, in the long-term, PNDs will face increasing competition from new form factors such as mobile Internet devices (“MID”), portable media players, and multipurpose, large-screen, connected portable devices.

We believe that the PocketFinder family of products represents the sought for application that ABI recognizes is missing to stimulate the growth of personal location or navigation devices.  By taking advantage of the latest in GPS, GSM, and Internet technology, small and medium sized businesses will be able to more effectively and efficiently manage their mobile assets and human resources.  In addition, the PocketFinder® will optimize the ability for families to stay connected.  A 2008 national survey by the Pew Internet & American Life Project has found that the Internet and cell phones have become central to modern family life.  Rather than hurt families, Pew said, new technologies allow new forms of connectivity.  Pew also reports positive impacts from the high rates of technology ownership in today’s families.

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

The Mobile Web provides people with access to the Internet anytime and anywhere mobile phone service is available -- at its most basic, it enables you to browse the Internet with a mobile device.  IBM envisions a substantial build-out of the Mobile Web and a significant shift in the way the majority of people will interact with the Web over the next 5-10 years.  Their own business think-tank predicts the Mobile Web market for consumer services such as entertainment and email is expected to reach $80 billion by 2011, more than 36 percent annual growth.  This enhanced capability greatly increases the benefits of the PocketFinder® products.  This research was conducted prior to the substantial economic downturn that we are now experiencing.  It is unclear how the finds will or will not be affected by current economic conditions.

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
  Families with members who are Autistic or have Down Syndrome, Alzheimer’s, etc.;
  Elder Care support and applications;
  Pet care and location capability; and
  Asset tracking and location capability: cars, trucks, fleet management, luggage, and other personal assets.
We signed a contract with KORE Telematics, a provider of “Machine-to-Machine” or M2M protocol access, on November 26, 2007 and have been testing our devices and our systems for more than a year.  Our products will offer wide network coverage throughout North America via KORE Telematics utilizing the largest GSM carrier networks in the United States and Canada.  With this agreement, our personal locators will have the ability to roam seamlessly on the networks of 400 wireless providers in over 220 countries.  In addition, our locators have the ability to work on any GSM network in the world.

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

 Our Target Markets and Marketing Strategy.  Location Based Technologies provides wireless location based solutions for global positioning products and its proprietary “friendly user interface” software system.  Its PocketFinder® family of products delivers rugged, compact products with real-time location-based information over its proprietary server architecture.  Our products simplify the ability for families to stay connected with one another, for pet owners to know where their pets are on demand, and solutions for asset tracking – such as LoadRack’s trucking solution.  The Company has the ability to provide platform support for the integration of other location-based GPS services within its applications in order to simplify the customers need to locate all location-based devices in one easy tool.

The Company is preparing for the launch of our first three products, the PocketFinder® and PetFinder® as well as PocketFinder’s fleet management system, while also involved in numerous other “white label” marketing opportunities.  In addition, several licensing opportunities are being explored.

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

Closely related to personal locators is the desire for pet locators as it is estimated there are 70,000,000 pets in the US.  A locator device will give a pet owner the ability to locate their pet if it were to become lost or missing as well as to ensure that services paid for are received, i.e., that a walking service or pet care facility actually provide the outdoor activity contractually agreed to.  In addition, we are finding significant interest in the PetFinder® product in European countries.

Location Based Technologies marketing initiatives will include:
  Licensing opportunities for the products in other areas or regions;
  Self branded or “white label” opportunities for niche market or vertical market sales;
  Affinity group marketing and outreach opportunities;
  Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters; and
  Retail distribution initiatives.

Our Revenue Sources.  We expect our revenues to be based on the following sales and revenue sources:
  Potential licensing fees;
  Organizations that will self-brand the PocketFinder® for specialized niche markets (“white label”);
  Personal Locator device sales to Retailers;
  Personal Locator device sales through Affinity groups and through our web site;
  Personal Locator device accessory sales;
  Monthly re-occurring service fees; and
  GPS Smartphone mobile application sales (one-time or monthly fees as applicable)
Our Growth Strategy.  Our objective is to become a major provider of personal and asset location services in the Location Based Services market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for their children, their pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

  A mass market retail price of under $150.00 for Personal Location devices (customized trucking solutions with additional features and capabilities will be sold at a higher cost);
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

Our competitors include Geospatial Platform Providers, Application Developers, Zoombak, Snitch, Lo-Jack, and Spot.  These competitors may be better financed, or have greater marketing and scientific resources than we do.

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

Our Research and Development.  We are currently in the final steps of the research and development phase.  Certifications being finalized will include FCC, IC, CE, PTCRB, and then we will move on to Carrier Network certification for product coming into the United States.  Our  manufacturing  will continue to work with our company and several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value on the market.  We anticipate ongoing involvement with some level of developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of December 29, 2008, we are leveraging our outsourcing model to world class partners and have three full-time employees and approximately 80 contracted professionals engaged in hardware and software development, early marketing and sales preparation, and will soon add customer service contracted professionals.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We anticipate that we will hire two to four key employees once significant revenues have been secured, with selective and controlled growth commensurate with significant increases in our revenues over time.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increases will be accomplished through sales and customer support organizations contracted to provide respective services.

In furtherance of our efforts to prepare to move into the marketplace, we have entered into the following contract with an independent service provider during the quarter ended February 28, 2009:

Endorsement Agreement, dated February 12, 2009, with John Riegger (a professional golfer) to act as a spokesperson for the Company through endorsements.  The agreement is in effect from March 1, 2009 through December 31, 2009.  Mr. Riegger will be compensated 10,000 shares of the Company’s common stock.  Shares issued to Mr. Riegger will be issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.  Such shares will be “restricted” securities as defined in SEC Rule 144.

RESULTS OF OPERATIONS.

For the six months ended February 28, 2009 as compared to the six months ended February 29, 2008.

Revenue.

For the six months ended February 28, 2009, we generated $70,782 of consulting and service revenue primarily from the Professional Services Agreement with LoadRack, LLC.  For the six months ended February 29, 2008, we generated $5,818 of consulting revenue.  The LoadRack consulting revenues were earned pursuant to a development agreement for the design, construction and implementation of a location system for transportation fleets.  We are recognizing this revenue according to our estimate of our current progress to completion toward identifiable project milestones.  We anticipate recognizing a total of $800,000 during the design, construction and implementation phases.  The $450,000 balance of the contract is related to hardware customization and will be fully earned upon delivery and client acceptance.

Cost of Revenue.

For the six months ended February 28, 2009, cost of revenue totaled $50,608, resulting in a 28.5% gross profit margin.  There was no cost of revenue for the six months ended February 29, 2008.  As contract revenues are recognized using management’s estimate of total costs to complete a project, it is at least reasonably possible that the profit margin estimate could change in the near term, although management is not aware of any factors which would have a material bearing on its present revenue recognition.

Operating Expenses.

For the six months ended February 28, 2009, our total operating expenses were $2,189,898 as compared to total operating expenses of $2,596,687 for the six months ended February 29, 2008.  The decrease in operating expenses is attributed to the following:
  A decrease in professional fees to $833,558 for the six months ended February 28, 2009, as compared to $1,416,327 for the six months ended February 29, 2008.  The decrease in professional fees is primarily due to the recognition of $830,000 in stock based compensation issued to consultants for technology services rendered during the six months ended February 29, 2008, whereby there were no such expenses were recognized during the six months ended February 28, 2009;
  An overall decrease in general and administrative costs for the six months ended February 28, 2009, to $311,076 as compared to $404,948 for the six months ended February 29, 2008 as significant efforts were made to control and reduce general and administrative costs; and
  An increase in research and development costs for the six months ended February 28, 2009, to $797,464 as compared to $548,441 for the six months ended February 29, 2008, as significant efforts were made to finalize production ready devices and the website and mapping interface services.
Other Expenses.

For the six months ended February 28, 2009, we reported other expenses consisting of net interest expense, financing costs and foreign currency gains and losses totaling $2,937,331 as compared to $2,342,177 for the six months ended February 29, 2008.  The increase at February 28, 2009, is primarily attributed to an increase in stock based compensation paid to consultants providing capital raising services.  In January 2009, the Company contracted for professional capital raising services to be performed during 2009, at a total cost to the Company of $2,850,000.  The cost of these services has been deferred and is charged to operations ratably over a twelve month period beginning January 2009.

Net Loss.

For the six months ended February 28, 2009, we reported a net loss of $5,107,855 as compared to a net loss of $4,934,646 for the six months ended February 29, 2008, due to a decrease in operating expenses and an increase in other expenses as previously discussed.

Liquidity and Capital Resources.

We had cash and cash equivalents of $103,745 as of February 28, 2009, as compared to $20,569 as of August 31, 2008.  Prepaid expenses totaled $122,421 as of February 28, 2009, as compared to $86,616 as of August 31, 2008, and primarily consisted of advisor retainers and prepaid manufacturing and production costs.  Deferred financing costs totaled $2,375,000 as of February 28, 2009, and consisted of unamortized fees paid to consultants for capital raising advisory services

As of February 28, 2009, the total of our property and equipment, less accumulated depreciation, was a net value of $1,312,099, compared to the net value of $1,043,861 for our property and equipment, less accumulated depreciation, as of August 31, 2008.  The increase is primarily due to the development of the website and database during the six months ended February 28, 2009.  Amortization of the website and database has not commenced, and will begin when our product line is launched.  We continue to assess these assets for potential impairment and none has been recorded to date.

Other assets, consisted of patents, trademarks and deposits, amounted to $1,189,374 as of February 28, 2009, as compared to $1,141,186 as of August 31, 2008.  The increase is the result of increased legal fees to obtain and secure additional international patents and trademarks.  We periodically assess our patents and intellectual property for impairment; none has been recorded to date.

Our total assets as of February 28, 2009, were $5,103,374 as compared to our total assets as of August 31, 2008, which were $2,292,232.  The increase in our total assets as between the two years was due primarily to an increase in deferred financing costs as of February 28, 2009.

As of February 28, 2009, our accounts payable and accrued expenses, including accrued officer compensation, were $1,256,097 as compared to $903,225 as of August 31, 2008.  The increase in accounts payable and accrued expenses, including accrued officer compensation, is primarily a result of cash flow management that has resulted in extending payables and accruing officer compensation.

Advances from officers including accrued interest, totaled $3,397,936 as of February 28, 2009, as compared to $159,409 as of August 31, 2008.  The increase is primarily a result of $2,850,000 in capital raising costs being paid by the officers on behalf of the Company in January 2009.  In addition, cash advances made to the Company for the six months ended February 28, 2009, amounted to $412,000.

Related party notes payable and accrued interest totaled $634,000 and $39,879, respectively, as of February 28, 2009, whereby there were no such related party notes payable at August 31, 2008.  The amount represents short term borrowings by the Company in September 2008 and January 2009 which have been used to fund operations, research and development.  The note holder has agreed to extend the portion of these loans which became payable in March 2009 for an additional six months.

Notes payable and accrued interest totaled $925,000 and $18,937, respectively, as of February 28, 2009, whereby there was no such note payable at August 31, 2008. The $925,000 in promissory notes are short term, to be repaid out of potential future permanent financing.

In 2007, we sold $5,242,000 in convertible notes that were subsequently converted into 5,242,000 shares of common stock.  The notes were sold to accredited investors.  We made these sales in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and similar state exemptions.  Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty due to the fact that we may not have complied with all of the form filings or other notice filing provisions of safe-harbor exemptions for such sales offered by rules promulgated under the Securities Act by the SEC and applicable state laws.  Thus, it is possible that the sale of the convertible notes may have violated the registration requirements of the Securities Act and applicable state laws.  As to those sales, a right of rescission may exist on which the statute of limitations has not run.  The Company performed an analysis under FAS 5, Accounting for Contingencies, and has concluded that the likelihood of a right of rescission being successfully enforced on the convertible note sales is remote.

We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in revenue and cost of revenue upon launching our products into the market, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution. Since our inception, we have generated significant losses.  As of February 28, 2009, we had an accumulated deficit of $15,131,700 and we expect to incur continual losses until sometime in calendar year 2009.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of February 28, 2009, we had $103,745 in cash, cash equivalents and short-term investments.  During the six months ended February 28, 2009, we received loans totaling $1,600,000 of which $1,300,000 were related party loans, to fund operations.  Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

Product Research and Development

Production ready units are now available.  We plan to continue to develop new product enhancements while we deliver the initial market launch of the PocketFinder® and PetFinder® including manufacturing in the fourth quarter of 2009.  Our first purchase order was secured in September 2008, and others are being negotiated at this time.  Many of our distributors were waiting for the Company to deliver final production ready product.  These were delivered by Jabil in late October 2008.  We anticipate that we will be prepared to begin delivery of product to retailers in the fourth quarter of 2009, although there can be no assurance that we will meet that target time period.

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

Off-Balance Sheet Arrangements

As of February 28, 2009, we had no off-balance sheet arrangements.

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

ITEM 1.A.  RISK FACTORS

Not applicable.

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

10.19	Consulting Agreement between the Company and Brooks Secrest, dated December 10, 2007 (13)
10.20	Consulting and Sales Representative Agreement, dated January 2, 2008, with WhizBiz, LLC, to act as the Company’s consultant and sales representative. (13)
10.21	Consulting Agreement, dated January 2, 2008, with Tina Florance, CPA, for services to serve as the Company’s Controller. (13)
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”), dated February 27, 2008. (6)
10.23	Technology License and Distribution Agreement between the Company and NXP, dated February 27, 2008. (7)
10.24	Platform Development Agreement between the Company and NXP, dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the Company and NXP, dated February 27, 2008. (9)
10.26	Call Center Services Contract between the Company and 24/7 INtouch, dated September 25, 2007. (14)
10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc., dated May 30, 2008. (10)

10.28	Business Development Consulting Agreement between the Company and The Scigliano Group, dated March 1, 2008. (14)
10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr., dated August 15, 2008. (15)
10.30	Loan Promissory Note in the amount of $950,000, dated September 3, 2008, with the Company as maker and Joseph Scalisi as payee. (11)
10.31	Consulting Services Agreement between the Company and Michael Dautermann, dated October 16, 2008. (15)
10.32	Consent of Independent Registered Accounting Firm (15)
10.33	Loan Promissory Note in the amount of $625,000, dated November 18, 2008, with the Company as maker and Gemini Master Fund, Ltd. as payee.
10.34	Loan Promissory Note in the amount of $300,000, dated December 24, 2008, with the Company as maker and Steve Finley as payee.
10.35	Loan Promissory Note in the amount of $350,000, dated January 26, 2009, with the Company as maker and Joseph Scalisi as payee.
10.36	Professional Services Agreement between the Company and LoadRack, LLC, dated January 28, 2009.
10.37	Loan Extension Agreement, dated January 30, 2009, between the Company and Gemini Master Fund, Ltd.
10.38	Endorsement Agreement between the Company and John Riegger, dated February 12, 2009.
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1	Code of Ethics(5)
(1)
Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.

(2)	Filed as Exhibit 3.(II) to the SRI SB-2 and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”).
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2008 8-K.
(10)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008 (“June 4, 2008 8-K”).
(11)	Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008 (“September 12, 2008 8-K”)
(12)	Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008 (“October 22, 2008 8-K”)
(13)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008
(14)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008
(15)	Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Date: April 14, 2009	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer