Form 10-Q/A
period 2009-02-28
Location Based Technologies, Inc.
filed 2009-05-18
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO 1
TO
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

888-600-1044
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There are 89,869,270 shares outstanding of the issuer’s common stock as of April 3, 2009.

Except for the revision to the number of shares outstanding on the cover page, the only amendment to our Quarterly Report on Form 10-Q for the quarter ended on February 28, 2009 is set forth below.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Redwood Consultants Issuance.  We entered into a series of three agreements with Redwood Consultants, LLC (“Redwood”), dated October 15 and 26, 2008 and November 7, 2008, for investment banking and investor relations services.  Pursuant to the October 15 agreement, on November 6, 2008, we issued 125,000 shares of our registered common stock to a principal of Redwood.  Pursuant to the October 26 agreement, on October 27, 2008, we issued to Redwood 1,500,000 shares of our unregistered common stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Section 4(2) Exemption”).  At that date, our common stock was trading on the OTC Bulletin Board at the post 3 for 1 stock split price of approximately $2.20 per share.  In addition, on October 27, 2008, pursuant to the Section 4(2) Exemption, we issued to Redwood a five year warrant to purchase 300,000 shares of our common stock at $6.00 per share.

Subsequent Events.  On November 26, 2008, we terminated all three agreements with Redwood and demanded that Redwood return the share certificates and warrant to us.  Redwood refused to return them.  Further, without our knowledge or consent, Redwood transferred all but 325,000 of the unregistered shares to twelve affiliated entities or persons.  On April 13, 2009, we filed a lawsuit against Redwood and its affiliates to, among other things, recover the securities issued to them pursuant to the above three agreements.  We are presently in settlement discussions.

Gemini Master Fund Ltd. Issuances.  On or about November 18, 2008, we issued a promissory note in the amount of $625,000 (the “Note”) to Gemini Master Fund Ltd. (“Gemini”).  The Note bore interest at 12% and was due February 18, 2009.  The proceeds of the Note were used for working capital.  In connection with the issuance of the Note, on December 2, 2008 we issued 50,000 shares of our unregistered common stock to Gemini.  Both the Note and the shares were issued pursuant to the Section 4(2) Exemption.  On February 17, 2009, in connection with an extension of the Note,  for an additional three (3) months, we issued an additional 50,000 shares of our unregistered common stock to Gemini pursuant to the Section 4(2) Exemption.

1

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Dated: May 15, 2009	By:	/s/ David M. Morse
David M. Morse Co-President and Chief Executive Officer

2