Form 10-Q
period 2009-05-31
Location Based Technologies, Inc.
filed 2009-07-14
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-139395

LOCATION BASED TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	20-4854758
(State of incorporation)	(I.R.S. Employer Identification No.)

4989 E. La Palma Avenue, Anaheim, California 92807
(Address of principal executive offices)

888-600-1044
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There are 96,157,054 shares outstanding of the issuer’s common stock as of July 6, 2009.

TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008
 AND FOR THE PERIOD FROM INCEPTION
(SEPTEMBER 16, 2005) THROUGH MAY 31, 2009

TABLE OF CONTENTS

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MAY 31, 2009 and August 31, 2008

	May 31,	August 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$211,756	$20,569
Costs and estimated earnings in excess of billings
on uncompleted contracts	72,050	-
Prepaid expenses	76,796	86,616
Deferred financing costs	79,000	-

Total current assets	439,602	107,185

Property and equipment, net of accumulated depreciation	1,236,496	1,043,861

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,221,048	1,120,728
Deposits	20,458	20,458

Total other assets	1,241,506	1,141,186

TOTAL ASSETS	$2,917,604	$2,292,232

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,014,243	$634,822
Accrued officer compensation	459,653	268,403
Advances from officers	-	159,409
Notes payable	1,125,000	-
Accrued interest, notes payable	56,737	-

Total current liabilities	2,655,633	1,062,634

TOTAL LIABILITIES	2,655,633	1,062,634

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
95,791,851 and 87,091,914 shares issued and outstanding
at May 31, 2009 and August 31, 2008, respectively	33,392	24,693
Common stock to be issued	92	-
Additional paid-in capital	20,138,485	11,228,750
Prepaid services paid in common stock	(1,754,980)	-
Deficit accumulated during the development stage	(18,155,018)	(10,023,845)

Total stockholders' equity (deficit)	261,971	1,229,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,917,604	$2,292,232

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2009 and 2008
and for the period from Inception (September 16, 2005) to May 31, 2009
(Unaudited)

					Inception
	For the three months ended		For the nine months ended		(Sept 16, 2005)
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2009	2008	2009	2008	2009
Revenue
Consulting	$553,059	$-	$623,841	$5,818	$629,659

Cost of revenue
Consulting	173,712	-	224,320	-	224,320

Gross profit (loss)	379,347	-	399,521	5,818	405,339

Operating expenses
General and administrative	309,648	196,446	620,724	601,394	1,590,432
Officer compensation	1,389,750	90,000	1,569,750	270,000	2,784,750
Professional fees	431,837	127,066	1,265,395	1,543,393	3,548,743
Rent	33,900	33,900	101,700	80,871	315,705
Research and development	333,022	915,840	1,130,486	1,464,281	3,768,839

Total operating expenses	2,498,157	1,363,252	4,688,055	3,959,939	12,008,469

Net operating loss	(2,118,810)	(1,363,252)	(4,288,534)	(3,954,121)	(11,603,130)

Other income (expense)
Interest income (expense), net	(52,910)	11,385	(109,243)	74,941	(407,620)
Interest forgiven, net	-	-	-	58,206	58,206
Debt issuance costs - commissions	-	-	-	(491,775)	(491,775)
Debt issuance costs - warrants	-	-	-	(1,971,791)	(1,971,791)
Financing costs	(849,642)	-	(3,727,191)	-	(3,727,191)
Foreign currency gain (loss), net	(1,956)	-	(5,405)	-	(5,744)
Loss on asset disposal	-	-	-	(373)	(373)

Total other income (expense)	(904,508)	11,385	(3,841,839)	(2,330,792)	(6,546,288)

Net loss before income taxes	(3,023,318)	(1,351,867)	(8,130,373)	(6,284,913)	(18,149,418)

Provision for income taxes	-	-	800	1,600	5,600

Net Loss	$(3,023,318)	$(1,351,867)	$(8,131,173)	$(6,286,513)	$(18,155,018)

Accumulated Deficit:

Balance, beginning of period	(15,131,700)	(7,223,989)	(10,023,845)	(2,289,343)	-

Balance, end of period	$(18,155,018)	$(8,575,856)	$(18,155,018)	$(8,575,856)	$(18,155,018)

Basic - Earnings (loss) per share	$(0.03)	$(0.02)	$(0.09)	$(0.08)

Basic - Weighted Average Number
of Shares Outstanding	89,618,119	86,941,914	88,225,918	77,707,362

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to May 31, 2009
(Unaudited)

							Prepaid	Deficit
							Services	Accumulated	Total
	Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders
	Number		Number		To be	Paid-In	Common	Development	Equity
	of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)
Balance, September 16, 2005	-	$-	-	$-	$-	$-	$-	$-	$-

Cash received for 20,000 shares of common stock to be issued, November 30, 2005	-	-	-	20	-	19,980	-	-	20,000

Cash received for 30,000 shares of common stock to be issued, November 30, 2005	-	-	-	30	-	29,970	-	-	30,000

Cash received for 25,000 shares of common stock to be issued, March 14, 2006	-	-	-	25	-	24,975	-	-	25,000

Cash received for 50,000 shares of common stock to be issued, August 4, 2006, net of offering costs	-	-	-	-	50	46,950	-	-	47,000

Cash received for 50,000 shares of common stock to be issued, August 18, 2006	-	-	-	-	50	49,950	-	-	50,000

Issuance of common stock for services, July 2006	-	-	225,000	75	-	74,925	-	-	75,000

Additional paid-in capital in exchange for services	-	-	-	-	-	150,000	-	-	150,000

Net loss	-	-	-	-	-	-	-	(783,596)	(783,596)

Balance, August 31, 2006	-	-	225,000	150	100	396,750	-	(783,596)	(386,596)

Issuance of common stock, net of offering costs, for cash, September 2006	-	-	450,000	150	-	110,600	-	-	110,750

Issuance of common stock, net of offering costs, for cash, November 2006	-	-	90,000	30	-	22,470	-	-	22,500

Issuance of common stock, net of offering costs, for cash, February 2007	-	-	750,000	250	-	181,750	-	-	182,000

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to May 31, 2009
(Unaudited)

						Prepaid	Deficit
						Services	Accumulated	Total
Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders
Number		Number		To be	Paid-In	Common	Development	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)
Issuance of common stock, net of offering costs, for cash, March 2007	-	-	75,000	25	-	18,725	-	-	18,750

Issuance of 525,000 shares of common stock, June 2007	-	-	525,000	100	(100)	-	-	-	-

Issuance of 165,000 shares of common stock for cash proceeds of $55,000, June 2007	-	-	165,000	55	-	54,945	-	-	55,000

Issuance of 50,400,000 shares of common stock for cash proceeds of $168, June 2007	-	-	50,400,000	16,800	-	(16,632)	-	-	168

Issuance of common stock for conversion of note payable, August 2007	-	-	45,000	15	-	14,985	-	-	15,000

Net loss	-	-	-	-	-	-	-	(1,505,747)	(1,505,747)

Balance, August 31, 2007	-	-	52,725,000	17,575	-	783,593	-	(2,289,343)	(1,488,175)

Issuance of Series A warrants, September 2007	-	-	-	-	-	1,408,167	-	-	1,408,167

Issuance of Series B warrants, September 2007	-	-	-	-	-	563,624	-	-	563,624

Issuance of common stock for services, October 2007	-	-	18,000	6	-	5,994	-	-	6,000

Issuance of common stock for conversion of related party note payable, October 2007	-	-	2,410,500	804	-	802,696	-	-	803,500

Share exchange with Springbank Resources resulting in recapitalization, October 2007	-	-	13,012,500	-	-	419	-	-	419

Issuance of common stock for services, November 2007	-	-	1,276,632	426	-	425,118	-	-	425,544

Issuance of common stock for services, November 2007	-	-	600,000	200	-	829,800	-	-	830,000

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to May 31, 2009
(Unaudited)

						Prepaid	Deficit
						Services	Accumulated	Total
Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders
Number		Number		To be	Paid-In	Common	Development	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)
Issuance of common stock for conversion of notes payable, November and December 2007	-	-	15,726,000	5,242	-	5,236,758	-	-	5,242,000

Issuance of common stock for conversion of accrued interest on related party note payable, February 2008	-	-	361,797	120	-	120,479	-	-	120,599

Issuance of common stock for conversion of accrued officer compensation, February 2008	-	-	811,485	270	-	270,225	-	-	270,495

Issuance of common stock for services, June 2008	-	-	150,000	50	-	373,950	-	-	374,000

Issuance of Series C warrants, June 2008	-	-	-	-	-	353,447	-	-	353,447

Issuance of Series D and E warrants, August 2008	-	-	-	-	-	54,480	-	-	54,480

Net loss	-	-	-	-	-	-	-	(7,734,502)	(7,734,502)

Balance, August 31, 2008	-	-	87,091,914	24,693	-	11,228,750	-	(10,023,845)	1,229,598

Issuance of common stock for services, October 2008	-	-	184,856	184	-	453,088	-	-	453,272

Issuance of common stock for services, November 2008	-	-	100,000	100	-	112,900	-	-	113,000

Issuance of Series G warrants, November 2008	-	-	-	-	-	160,939	-	-	160,939

Issuance of Series H warrants, November 2008	-	-	-	-	-	1,115,361	-	-	1,115,361

Issuance of common stock for services, December 2008	-	-	401,500	402	-	398,828	-	-	399,230

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 16, 2005) to May 31, 2009
(Unaudited)

						Prepaid	Deficit
						Services	Accumulated	Total
Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders
Number		Number		To be	Paid-In	Common	Development	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)
Issuance of common stock for services, January 2009	-	-	136,000	136	-	140,021	-	-	140,157

Issuance of common stock for services, February 2009	-	-	330,000	330	-	309,870	-	-	310,200

Issuance of common stock in connection with note payable extensions, April 2009	-	-	100,000	100	-	63,900	-	-	64,000

Issuance of common stock for services, April 2009	-	-	235,000	235	-	150,165	(92,480)	-	57,920

Recognition of prepaid services paid in common stock upon conversion of related advances from officers, May 2009	-	-	-	-	-	-	(1,662,500)	-	(1,662,500)

Issuance of common stock for services, May 2009	-	-	281,101	281	-	303,946	-	-	304,227

Issuance of common stock for officer compensation, May 2009	-	-	900,000	900	-	1,295,100	-	-	1,296,000

Issuance of common stock for conversion of related party notes payable, advances from officers, and accrued interest, May 2009	-	-	5,950,835	5,950	-	4,210,041	-	-	4,215,991

Issuance of common stock for cash proceeds, net of offering costs, May 2009	-	-	80,645	81	-	108,669	-	-	108,750

Cash received for 91,713 shares of common stock and 22,936 warrants to be issued, May 27, 2009, net of offering costs	-	-	-	-	92	86,908	-	-	87,000

Net loss	-	-	-	-	-	-	-	(8,131,173)	(8,131,173)

Balance, May 31, 2009	-	$-	95,791,851	$33,392	$92	$20,138,485	$(1,754,980)	$(18,155,018)	$261,971

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2009 and 2008
and for the period from Inception (September 16, 2005) to May 31, 2009
(Unaudited)

			Inception
	For the nine months ended		(Sept 16, 2005)
	May 31,	May 31,	to May 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss	$(8,131,173)	$(6,286,513)	$(18,155,018)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,316	6,930	49,524
Common stock issued for services	1,778,006	1,261,544	3,668,550
Common stock issued for officer compensation	1,296,000	-	1,296,000
Common stock issued for interest expense	52,082	-	52,082
Common stock issued for financing costs	1,251,500	-	1,251,500
Warrants issued for services	1,276,299	1,971,791	3,656,017
Recapitalization adjustment	-	419	419
Changes in operating assets and liabilities:
(Increase) decrease in costs and estimated earnings in
excess of billings on uncompleted contracts	(72,050)	-	(72,050)
(Increase) decrease in other receivables	-	(14,424)	-
(Increase) decrease in prepaid expenses	9,820	30,961	(76,796)
(Increase) decrease in debt issuance/financing costs	(79,000)	446,776	(79,000)
(Increase) decrease in deposits	-	(13,398)	(20,458)
Increase (decrease) in accounts payable and accrued expenses	379,421	(542,549)	1,014,243
Increase (decrease) in accrued officer compensation	191,250	26,520	730,148
Increase (decrease) in accrued interest	56,737	(58,206)	177,336

Net cash used in operating activities	(1,957,792)	(3,170,149)	(6,507,503)

Cash Flows from Investing Activities
Purchase of property and equipment	(225,600)	(337,349)	(1,285,253)
Additions to patents and trademarks	(100,671)	(127,412)	(321,815)

Net cash used in investing activities	(326,271)	(464,761)	(1,607,068)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of offering costs	108,750	-	512,918
Proceeds from common stock be to issued, net of offering costs	87,000	-	229,000
Advances / (repayments) from officers, net	549,000	(25,020)	708,409
Proceeds from convertible notes payable	-	350,000	5,242,000
Proceeds from note payable	1,125,000	-	1,125,000
Proceeds from notes payable, related party	1,300,000	-	1,350,000
Repayment on notes payable, related party	(694,500)	-	(841,000)

Net cash provided by financing activities	2,475,250	324,980	8,326,327

Net increase (decrease) in cash and cash equivalents	191,187	(3,309,930)	211,756

Cash and cash equivalents, beginning of period	20,569	3,671,900	-

Cash and cash equivalents, end of period	$211,756	$361,970	$211,756

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2009 and 2008
and for the period from Inception (September 16, 2005) to May 31, 2009
(Unaudited)

			Inception
	For the nine months ended		(Sept 16, 2005)
	May 31,	May 31,	to May 31,
	2009	2008	2009
Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$1,600
Interest paid	$-	$-	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$2,850,000	$-	$2,850,000
Issuance of common stock for services	$1,778,006	$1,261,544	$3,668,550
Issuance of common stock for officer compensation	$1,296,000	$-	$1,296,000
Issuance of common stock for interest costs	$52,082	$-	$52,082
Issuance of warrants for services	$1,276,299	$1,971,791	$3,656,017
Acquisition of patents for note payable	$-	$-	$900,000
Issuance of common stock for conversion of notes payable	$-	$5,242,000	$5,512,000
Issuance of common stock for conversion of related party notes payable	$605,500	$803,500	$803,500
Issuance of common stock for conversion of advances from officers	$549,000	$-	$549,000
Issuance of common stock for conversion of accrued interest on related party notes payable	$-	$120,599	$120,599
Issuance of common stock for conversion of accrued officer compensation	$-	$270,495	$270,495

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

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
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

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
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-KSB of Location Based Technologies, Inc. for the year ended August 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2008, included in the Company’s report on Form 10-KSB.

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
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at May 31, 2009 are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenues – For the nine months ended May 31, 2009, the Company transacted its business with two customers. The Company’s largest customer accounted for 99.8% of total revenues. Total revenues from this customer were $552,003 for the nine months ended May 31, 2009.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of May 31, 2009, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of May 31, 2009 and August 31, 2008, the Company capitalized $1,125,967 and $1,055,396 for patent related expenditures, respectively. As of May 31, 2009 and August 31, 2008, the Company has capitalized $95,848 and $65,748 for trademark related expenditures, respectively.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $351 and $0 for the nine months ended May 31, 2009 and 2008, respectively.

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

Internal Website Development Costs

Under Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Statement 00-2 ("EITF 00-2"), Accounting for Web Site Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of May 31, 2009 and August 31, 2008, the Company capitalized costs totaling $1,155,072 and $985,122, respectively, related to its website development. The website development costs will be depreciated when the website is completed and ready for use.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of May 31, 2009, the Company did not deem any of its long-term assets to be impaired.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts – Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. For the nine months ended May 31, 2009 and 2008, the Company incurred $1,130,486 and $1,464,281 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 franchise fee in its provision for income taxes for the nine months ended May 31, 2009 and 2008.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings/ Loss Per Share (Continued)

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
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

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
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

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
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

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

SFAS No. 165 – In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or ready to be issued. SFAS No. 165 will be effective for the Company’s fiscal year ending August 31, 2009. The Company does not anticipate the adoption of SFAS No. 165 to have a material impact on its financial statements.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

2.	PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2009 and August 31, 2008 consists of the following:

	May 31,	August 31,
	2009	2008
Website development costs	$1,155,072	$985,122
Machinery and equipment	63,388	38,990
Computer software	30,051	-
Computer and video equipment	22,417	21,216
Office furniture	11,546	11,546
Leasehold improvements	2,445	2,445
	1,284,919	1,059,319

Less: accumulated depreciation	(48,423)	(15,458)

Total property and equipment	$1,236,496	$1,043,861

Depreciation expense for the nine months ended May 31, 2009 and 2008 amounted to $28,991 and $6,930, respectively.

3.             ADVANCES FROM OFFICERS

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Beginning December 1, 2008, cash advances from officers accrued interest at the rate of 8% per annum. The advances from officers have no formal repayment terms. In January 2009, officers of the Company transferred 2,500,000 shares of their personally owned LBT common stock to certain advisors in exchange for capital raising services to be provided in 2009.  The amount recorded totaled $2,850,000, which represents the fair value of the stock transferred, and of the services to be received. For the nine months ended May 31, 2009, cash advances from officers totaling $582,000 were provided to the Company to cover operating expenses.

On May 1, 2009, advances from officers and related accrued interest amounting to $2,180,835 and $18,254, respectively, was converted into 3,315,210 shares of the Company’s common stock on basis of $0.66 per share.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

3.             ADVANCES FROM OFFICERS (Continued)

On May 14, 2009, advances from officers amounting to $1,377,574 were converted into 1,671,814 shares of the Company’s common stock on basis of $0.82 per share.

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

5.             NOTES PAYABLE

$625,000 Senior Secured Promissory Note

On November 18, 2008, the Company entered into a senior secured promissory note agreement for $625,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by February 18, 2009, or upon a minimum of $1,500,000 being raised by the Company. The note bears interest at 12% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty, and is secured by common stock personally owned by an officer of the Company.  In addition, the Company issued 50,000 shares of common stock valued at $55,000 on the date of issuance.

On January 30, 2009, the promissory note agreement was extended for an additional three months and due on May 18, 2009.  As consideration for the promissory note extension, the Company issued an additional 50,000 shares of common stock valued at $47,000 on the date of issuance.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

5.             NOTES PAYABLE (Continued)

$625,000 Senior Secured Promissory Note (Continued)

On May 7, 2009, the promissory note agreement was extended for an additional six months and due on November 18, 2009.  As consideration for the promissory note extension, the Company issued an additional 50,000 shares of common stock valued at $32,000 on the date of issuance.

As of May 31, 2009, the note payable balance and accrued interest totaled $625,000 and $40,068, respectively.

$300,000 Promissory Note

On December 24, 2008, the Company entered into a promissory note agreement for $300,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by March 24, 2009, or upon a minimum of $1,500,000 being raised by the Company. The note bears interest at 12% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty. In addition, the Company issued 100,000 shares of common stock valued at $94,000 on the date of issuance.

On March 24, 2009, the promissory note agreement was extended for an additional six months and due on September 24, 2009.  As consideration for the promissory note extension, the Company issued an additional 50,000 shares of common stock valued at $32,000 on the date of issuance.

As of May 31, 2009, the note payable balance and accrued interest totaled $300,000 and $15,682, respectively.

$100,000 Senior Secured Promissory Note

On May 7, 2009, the Company entered into a senior secured promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 18, 2009, or upon a minimum of $1,500,000 being raised by the Company. The note bears interest at 12% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty, and is secured by common stock personally owned by an officer of the Company. In addition, the Company issued 50,000 shares of common stock valued at $32,000 on the date of issuance. As of May 31, 2009, the note payable balance and accrued interest totaled $100,000 and $822, respectively.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

5.             NOTES PAYABLE (Continued)

$100,000 Promissory Note

On May 27, 2009, the Company entered into a promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 27, 2009, or upon a minimum of $5,000,000 being raised by the Company. The note bears interest at 12% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty. At the option of the Company, the note may be converted into shares of the Company’s restricted common stock.  The conversion rate is determined as the Company’s average closing stock price ten days prior to the conversion grant date. In addition, the Company issued 25,000 shares of common stock valued at $31,000 on the award date. As of May 31, 2009, the note payable balance and accrued interest totaled $100,000 and $164, respectively.

6.             NOTES PAYABLE – RELATED PARTY

$900,000 Promissory Note

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

6.             NOTES PAYABLE – RELATED PARTY (Continued)

$950,000 Promissory Note

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

On March 3, 2009 the promissory note agreement was extended for an additional six months and due on September 3, 2009.

On May 1, 2009, the note payable balance and accrued interest amounting to $255,500 and $26,541, respectively, was converted into 425,187 shares of the Company’s common stock on the basis of $0.66 per share.

$350,000 Promissory Note

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

On April 26, 2009 the promissory note agreement was extended for an additional six months and due on October 26, 2009.

On May 1, 2009, the note payable balance and accrued interest totaling $350,000 and $7,288, respectively, was converted into 538,625 shares of the Company’s common stock on the basis of $0.66 per share.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

7.             COMMITMENTS AND CONTINGENCIES (Continued)

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

Total rental expense on operating leases for the nine months ended May 31, 2009 and 2008 was $101,700 and $80,871, respectively.

As of May 31, 2009, the future minimum lease payments on operating leases for the year ended May 31, 2010 amounted to $81,473.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

7.           COMMITMENTS AND CONTINGENCIES (Continued)

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

8.             EQUITY (Continued)

Common Stock (Continued)

In July 2006, the Company issued 225,000 shares of common stock in exchange for $25,000 of accounting services and $50,000 in legal services. The shares were valued at $75,000, which represents the fair market value of the services provided on the date of issuance.

In July 2006, the Company received services valued at $150,000 and treated it as additional paid-in capital.

In September 2006, the Company issued 450,000 shares of common stock for cash proceeds of $110,850, net of offering costs of $39,250.

In November 2006, the Company issued 90,000 shares of common stock for cash proceeds of $22,500, net of offering costs of $7,500.

In February 2007, the Company issued 750,000 shares of common stock in exchange for cash proceeds of $182,000, net of offering costs of $68,000.

In March 2007, the Company issued 75,000 shares of common stock in exchange for cash proceeds of $18,750, net of offering costs of $6,250.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

8.             EQUITY (Continued)

Common Stock (Continued)

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

8.             EQUITY (Continued)

Common Stock (Continued)

In October 2008, the Company issued 1,500 shares of common stock in exchange for consulting services related to technology development. The shares were valued at $4,050, which represents the fair market value of the services provided on the date of issuance.

In October 2008, the Company issued 50,000 shares of common stock in exchange for accounting related advisory services. The shares were valued at $122,500, which represents the fair market value of the services provided on the date of issuance.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

8.             EQUITY (Continued)

Common Stock (Continued)

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

In April 2009, the Company issued 100,000 shares of common stock in connection with promissory note extensions. The shares were valued at $64,000, which represents the fair market value of the note extension costs on the date of issuance.

In April 2009, the Company issued 75,000 shares of common stock in exchange for consulting services related to capital raising efforts. The shares were valued at $48,000, which represents the fair market value of the services provided on the date of issuance.

In April 2009, the Company issued 160,000 shares of common stock in exchange for marketing related advisory services. The shares were valued at $102,400, which represents the fair market value of the services provided on the date of issuance.

In May 2009, the Company issued 40,000 shares of common stock in exchange for sales and business advisory services. The shares were valued at $30,000, which represents the fair market value of the services provided.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

8.             EQUITY (Continued)

Common Stock (Continued)

In May 2009, the Company issued 50,305 shares of common stock in exchange for legal advisory services. The shares were valued at $70,626, which represents the fair market value of the services provided.

In May 2009, the Company issued 14,900 shares of common stock in exchange for legal advisory services. The shares were valued at $16,837, which represents the fair market value of the services provided on the award date.

In May 2009, the Company issued 95,310 shares of common stock in exchange for consulting services related to technology development. The shares were valued at $107,700, which represents the fair market value of the services provided on the award date.

In May 2009, the Company issued 80,586 shares of common stock in exchange for accounting related advisory services. The shares were valued at $79,064, which represents the fair market value of the services provided on the award date.

In May 2009, the Company issued 900,000 shares of common stock as officer compensation as prescribed under the executive employment agreements for the achievement of acquiring FCC approval for the PocketFinder® and PetFinder® products.  The shares were valued at $1,296,000, which represents the fair market value of the services provided on the award date.

In May 2009, the Company issued 5,950,835 shares of common stock in exchange for the conversion of $4,215,991 in related party notes payable, advances from officers and accrued interest (see Note 3 and Note 6).

In May 2009, the Company performed a private placement and issued 80,645 shares of common stock and 20,161 warrants for cash proceeds of $108,750, net of offering costs of $16,250 (see Note 8).

In May 2009, the Company performed a private placement and agreed to issue 91,713 shares of common stock and 22,928 warrants for cash proceeds of $87,000, net of offering costs of $13,000 (see Note 8).

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

8.             EQUITY (Continued)

Prepaid Services Paid In Common Stock

In April 2009, the Company issued 160,000 shares of common stock to consultants for marketing related advisory services valued at $102,400 on the date of issuance, which will be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $92,480 at May 31, 2009.

In January 2009, officers of the Company transferred 2,500,000 shares of their personally owned LBT common stock to certain advisors in exchange for capital raising services to be provided in 2009. The amount recorded as advances from officers and related deferred financing costs totaled $2,850,000 to be amortized over the performance period.  In May 2009, the $2,850,000 of advances from officers was converted into shares of the Company’s common stock. At this time, the unamortized deferred financing costs were reclassified as prepaid services paid in common stock. Unamortized prepaid services paid in common stock related to such issuance amounted to $1,662,500 at May 31, 2009.

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

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

8.             EQUITY (Continued)

Warrants (Continued)

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

In May 2009, the Company issued “Series I” warrants in connection with a private placement to purchase 20,161 common shares at $1.76 per share. The fair value of the warrants using the Black-Scholes option pricing model amounted to $23,030 (see Note 9).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan.  The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards.  The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board.  There were 385,152 shares of common stock granted under the plan for the nine months ended May 31, 2009.

9.           STOCK OPTIONS AND WARRANTS

On August 15, 2007, the Company issued a “Series A” warrant to a consultant to purchase 1,500,000 shares of the Company’s common stock at $0.33 per share and a “Series B” warrant to purchase 750,000 shares of the Company’s common stock at $0.67 per share. Both warrants terminate at the earlier of August 14, 2012 or upon the Company’s sale and issuance of stock in a public offering with gross proceeds in excess of $10 million. The fair value of the Series A and Series B warrants is capitalized as debt issuance costs, and will be amortized over the remaining life of the note payable. For the year ended August 31, 2008, the Company recognized debt issuance cost amortization totaling $1,971,791 for the Series A and Series B warrants. The Company calculated the fair value of the warrants by using the Black-Scholes option pricing model. No warrants were exercised as of May 31, 2009.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

9.             STOCK OPTIONS AND WARRANTS (Continued)

On June 2, 2008, the Company issued “Series C” warrants to six technology and legal consultants to purchase a total of 180,000 common shares at $2.00 per share, in exchange for consulting and advisory services related to developing the PocketFinder®. The warrants expire June 2, 2013. The fair value of the warrants using the Black-Scholes option pricing model amounted to $353,447 and is included in general and administrative operating expenses for the year ended August 31, 2008. No warrants were exercised as of May 31, 2009.

On August 29, 2008, the Company issued a “Series D” warrant to purchase 18,405 common shares at $1.63 per share and a “Series E” warrant to purchase 15,000 common shares at $2.00 per share, to a sales consultant in exchange for advisory services related to the sale of the Company’s PocketFinder® family of products. The “Series D” warrants and “Series E” warrants expire March 3, 2013 and June 2, 2013, respectively. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,088 and $36,392 for the “Series D” and “Series E” warrants, respectively. No warrants were exercised as of May 31, 2009.

On November 3, 2008, the Company issued “Series G” warrants to certain consultants to purchase 81,724 common shares at $2.45 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 3, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $160,939. No warrants were exercised as of May 31, 2009.

On November 24, 2008, the Company issued “Series H” warrants to certain consultants to purchase 1,528,410 common shares at $0.88 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 24, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,115,361. No warrants were exercised as of May 31, 2009.

On May 21, 2009, the Company issued “Series I” warrants in connection with a private placement to purchase 20,161 common shares at $1.76 per share. The warrants expire May 21, 2012.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $23,030. No warrants were exercised as of May 31, 2009.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

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

The components of the Company’s deferred tax asset as of May 31, 2009, are as follows:

Net operating loss carry forward	$5,525,000
Valuation allowance	(5,525,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $2,077,000 for the nine months ended May 31, 2009.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

10.           PROVISION FOR INCOME TAXES (Continued)

As of May 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $13,872,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2029. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

11.           SUBSEQUENT EVENTS

Common Stock Issuances

On June 1, 2009, the Company issued 25,000 shares of common stock in exchange for legal advisory services. The shares were valued at $25,000, which represents the fair market value of the services provided.

On June 5, 2009, the Company performed a private placement and issued 63,602 shares of common stock and 15,901 warrants for cash proceeds of $65,250, net of offering costs of $9,750.

On June 11, 2009, the Company issued 150,000 shares of common stock in exchange for consulting services related to technology development. The shares were valued at $202,500, which represents the fair market value of the services provided on the award date.

On June 16, 2009, the Registrant issued 25,000 shares of its restricted common stock in connection with a debt issuance.  The shares were valued at $31,000, which represents the fair market value of the debt issuance costs on the award date.

On June 16, 2009, the Registrant issued 9,858 shares of its restricted common stock for finder’s fee commissions.  The shares were valued at $14,625, which represents the fair market value of the services provided.

Warrants Issuances

On June 11, 2009, the Company issued “Series J” warrants in connection with a private placement to purchase 22,936 common shares at $1.24 per share. The warrants expire May 27, 2012.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $22,916. No warrants were exercised as of May 31, 2009.

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

11.           SUBSEQUENT EVENTS (Continued)

Warrants Issuances (Continued)

On June 16, 2009, the Company issued “Series K” warrants in connection with a private placement to purchase 15,901 common shares at $1.34 per share. The warrants expire June 5, 2012.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $17,168. No warrants were exercised as of May 31, 2009.

On May 16, 2009, the Company issued “Series L” warrants to certain consultants to purchase 115,385 common shares at $0.65 per share in exchange for consulting services related to capital raising efforts. The warrants expire on May 1, 2012.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $58,142.

Settlement Agreement and Release

On June 11, 2009 Location Based Technologies, Inc. (the “Company”) issued an aggregate of 487,500 shares of its common stock pursuant to the terms of a Settlement Agreement and Release (the “Settlement Agreement”) with Jens Dalsgaard, Redwood Consultants LLC (“Redwood”), Constellation Capital Management LLC, William Gilliam, the Gilliam Exempt Family Trust, Angela Williams, Richard Pisano, Amanda Schmieder, Giuliana Dalsgaard, Matthew Murawski  and Arron Johnson (collectively the “Redwood Defendants”).

In connection with the Settlement Agreement, the Company’s officers, Dave Morse, Joseph Scalisi and Desiree Mejia, have agreed collectively to return for cancellation 500,000 shares of common stock previously issued to them so that there is no impact to existing shareholders.

As previously reported, we entered into a series of three agreements with Redwood (and affiliates) dated October 15 and 26, 2008 and November 7, 2008, for investment banking and investor relations services.  Pursuant to the October 15 agreement, on November 6, 2008, we issued 125,000 shares of our registered common stock to a principal of Redwood.  Pursuant to the October 26 agreement, on October 27, 2008, we issued to Redwood 1,500,000 shares of our unregistered common stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").  The October 26 agreement also called for the issuance to Redwood of an additional 1.5 million shares of unregistered common stock six months after the execution of the agreement.  The Company did not issue those shares.  In addition, on October 27, 2008, we issued to Redwood a five year warrant to purchase 300,000 shares of our common stock (the “Warrant”).

LOCATION BASED TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008

11.           SUBSEQUENT EVENTS (Continued)

Settlement Agreement and Release (Continued)

On November 26, 2008, we terminated all three agreements with Redwood and demanded that Redwood return all issued share certificates and the Warrant.  Redwood refused.  Further, without our knowledge or consent, Redwood transferred all but 325,000 of the unregistered shares to twelve affiliated entities or persons.  On April 13, 2009, we filed a lawsuit in federal court (the “Suit”) against Redwood and its affiliates to, among other things, recover the securities issued to them pursuant to the above three agreements and cancel all obligations under the agreement, including any obligation to issue an additional 1.5 million shares and to honor any exercise of the Warrant.  During the pendency of an injunction application that the Company filed in the Suit, which sought to enjoin the Redwood Defendants from selling any of the issued shares, the parties reached a settlement.

Under the terms of the Settlement Agreement, we dismissed the Suit and the Redwood Defendants agreed among other things (i) to return 1,487,500 shares of the Company’s common stock that had been issued to Redwood, (ii) that the Company may cancel the Warrant, (iii) to cancel the three agreements with Redwood described in a preceding paragraph, including any obligation to issue any additional shares, and (iv) to a mutual release.  In addition, 252,000 of the 487,500 shares issued pursuant to the Settlement Agreement will be subject to a lock-up that restricts the sale of the newly-issued shares to no more than 3,000 shares per trading day, as more fully set forth in the Settlement Agreement.

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

Our Business.  Location Based Technologies, Inc. designs, develops, and sells personal locator devices and services. We are the developer of the PocketFinder® Family of Products and the PocketFinder Network™.  The PocketFinder® Family of Products currently includes the PocketFinder®, PetFinder®, PocketFinder® Luggage, PocketFinder® Laptop and PocketFinder’s fleet management system.  The PocketFinder® is a small location device that enables a user to locate a device, person, or pet, at anytime from almost anywhere.  PocketFinder® Personal Locator devices are completely wireless.  Users can monitor the safety and location of family members, pets, and valuables using GPS and GPRS technologies.

The company has also developed a new User Interface designed for the trucking and freight monitoring industry.  This opportunity represents a great way to leverage a vast vertical market by applying the Company’s cutting edge PocketFinder Network™ with its smartphone and hardware applications to enhance the way commerce is moved, contain costs, and facilitate the delivery of goods to stores throughout the U.S. cheaper, better, and faster.

LoadRack.com™ (LRT) is positioning to be the premier provider of truck and load matching with this industry first real-time asset tracking application.  Their advanced application allows shippers, carriers, and truck brokers to optimize resources and coordination by procuring available trucks and loads while ensuring load integrity across the supply chain.  Accessed via Internet, cell phone, or landline, the system allows users to determine load location and status, designate safe and unsafe zones and lanes, monitor load temperatures, facilitate route changes, and effectively manage equipment problems and delays.  The Company assisted LoadRack.com in building a dynamic, real time, internet-based system that will increase the efficiency of moving produce and refrigerated items; ensure the safety of fresh and frozen foods during transport; and will increase on-time deliveries of foods and perishable products.

The Company’s associated vehicle/asset tracking application uses similar advanced technology to help businesses optimize their mobile resources (vehicles, equipment, sales forces, etc.) by providing location information that enables enhanced coordination and leveraging of assets.

Our Company’s focus on sales has resulted in more than a 675% increase in revenue from approximately $71,000 for the quarter ended February 28, 2009 to approximately $553,000 for the quarter ended May 31, 2009 and we anticipate that our marketing and delivery efforts in the United States (“US”), the United Kingdom (“UK”), and selected parts of Europe will continue to show large percentage increases given our small existing revenue base.  We have generated consulting revenue from the LoadRack Professional Services Agreement as well as sales from mobile and laptop application downloads.  Future revenues will be based on new purchase orders, including the $3,000,024 purchase order from LoadRack tracking devices signed on June 29, 2009, as well as from our previously reported first purchase order of $3,700,000 for the PetFinder® product.  Delivery of the first PetFinder® products in the US will occur upon securing network approval from our wireless carrier.  We have begun sales for mobile applications that allow the Android phone (Google, T-Mobile), Apple’s iPhone, Blackberry’s Bold and Curve, and GPS enabled smartphones using the Windows Mobile Professional 6.0 Operating System to act as a PocketFinder® with all of the features and functionality of our devices.  These mobile applications work world-wide as long as the phone has access to a network.  Furthermore, as PocketFinder® and PetFinder® devices enter the US market, the mobile applications will be able to seamlessly add our devices.  These Global Positioning System (“GPS”) mobile applications interact with our easy to use web-based interface from any telecom network (GSM or Code Division Multiple Access (“CDMA”)).  We continue to be hampered by an inability to collect monthly use fees via Apple’s and Google’s billing systems. Both systems are being re-designed to allow for recurring revenues but neither has delivered yet.  However, the greatest value for these smartphone applications will not be realized until we deliver PocketFinder® and PetFinder® products to our customers which will drive value and enhance the way that families and businesses stay connected.

In July 2009, we completed the Professional Services Agreement with LoadRack, LLC, for $1,250,000. The first order for the hardware components has been received with additional orders anticipated in coming months. Furthermore, the Jabil facility in Meung-sur-Loire, France, is ready for high quality, mass volume production runs pursuant to  purchase orders we expect to receive now and to expand during the remainder of the year. The Company has the option of opening additional manufacturing lines at other Jabil plants as demand requires. Over the past several weeks we have been working with our geospatial provider, u-Blox of Switzerland, to ensure continued support and world class levels of service.  U-blox is a well recognized location based company with a great reputation for their quality delivery of specialized geospatial support. The Company submitted its devices to RFI Labs in late February 2009 and received Federal Communications Commission (“FCC”) certification during the month of May (FCC #XCRLBPFK-140US) with PCS Type Certification Review Board (“PTCRB”) testing underway. Before beginning sales in the US, we must also secure Carrier Network approval from AT&T.

We have continued to secure sufficient funds from revenues, short-term loans and private placements that allow us to support operations for an additional 60 to 90 days while we are in discussion with a small number of strategic individuals/companies with interest in providing significant cash infusion as debt or equity investments to fund inventory, support sales and marketing initiatives, and for general operational expenses. However, there is no assurance that we will be successful in the fundraising efforts. The desired outcome is to form long-term relationships that deliver both immediate and long-term mutual benefit to all parties.

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

We operate with an “outsourced” model of highly selected individuals and organizations that have quick growth capacity to keep pace with our anticipated fast growth.  We have a small number of employees, yet have approximately 70 full and part time contractors working on our endeavor.  It allows us to tightly control our overhead and ensures that we have the right resources in place at the right time.  The infrastructure and critical organizations for success are in place.  We have a very talented senior management team that brings the right knowledge, skills and abilities to deliver world-class products and services.  Distribution opportunities are expanding and we are carefully analyzing each market opportunity against potential growth, economic value, and support capability metrics.  Our contract with 24-7 INtouch will handle our call-center customer services demand in the US and Canada.  We are developing a business model for international market opportunities and are in discussions with distributors in at least eleven countries at this time.

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

Our Personal Locator Services.  We have begun manufacturing of the PocketFinder®.  We have entered into a manufacturing agreement with Jabil to produce the PocketFinder® devices in France.  Jabil is one of the world’s largest original equipment manufacturer (OEM) of electronics with facilities in China, Mexico, the US and Europe.  We will provide end-user customer service and support in the US and Canada through 24-7 INtouch, headquartered in Toronto, Ontario.  We anticipate exploring multiple vertical markets including the following:

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

 Our Intellectual Property Investment.  We have invested significantly, and continue to invest, in intellectual properties, which consist of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover all aspects of the PocketFinder®, its operating system and user interface.  We have expanded and filed additional claims this fiscal year that cover new aspects of the personal locator, its operating system and user interface.  We received Trademark registration for ‘Your World Located’ in the United Kingdom; a new design patent D591,762 related to the unique User Interface display of location information and data; PCT filings for US2007072608, Apparatus & Method for Locating Individuals and Objects Using Tracking Devices, from the European office in Germany and the Chinese patent office in Beijing; and, Notice of Allowances for our User Interface Associated with Location Tracking Devices for a Computer Display Screen as well as for our Location Tracking Unit and Base Charging Unit.

We own the Internet domain name www.pocketfinder.com as well as the names of numerous other related domains that could have use in future business and vertical marketing initiatives and for internet marketing purposes.  Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

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

The Company is preparing for the launch of our first three products in the United States, the PocketFinder® and PetFinder® as well as PocketFinder’s fleet management system, while also involved in numerous other “white label” marketing opportunities.  In addition, several licensing opportunities are being explored on the international front.

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

Location Based Technologies marketing initiatives will include:

•	Licensing opportunities for the products in international areas or regions;

•	Self branded or “white label” opportunities for niche market or vertical market sales;

•	Affinity group marketing and outreach opportunities;

•	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters; and

•	Retail distribution initiatives.

Our Revenue Sources.  We expect our revenues to be based on the following sales and revenue sources:

•	Potential licensing fees;

•	Organizations that will self-brand the PocketFinder® for specialized niche markets (“white label”);

•	Personal Locator device sales to Retailers;

•	Personal Locator device sales through Affinity groups and through our web site;

•	Personal Locator device accessory sales;

•	Monthly re-occurring service fees; and

•	GPS Smartphone mobile application sales (one-time or monthly fees as applicable)

Our Growth Strategy.  Our objective is to become a major provider of personal and asset location services in the Location Based Services market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for their children, their pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

•	A mass market retail price of under $150.00 for Personal Location devices (customized trucking solutions with additional features and capabilities will be sold at a higher cost);

•	A basic monthly service fee of under $20.00 with multiple convenient access points (mobile phone, land line, or via the internet);

•	Ease of use at the location interface point as well as with the device; and

•	Rugged design that meets the rigors of an active child or pet.

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

Our Research and Development.  We are in the final steps of the research and development phase.  FCC certification was received in May 2009 while IC, CE, and PTCRB are being finalized. We will move on to Carrier Network certification for product coming into the United States.  Our manufacturing will continue to work with our company and several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value on the market.  We anticipate ongoing involvement with some level of developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of May 31, 2009, we are leveraging our outsourcing model to world class partners and have three full-time employees and approximately 70 contracted professionals engaged in hardware and software development, early marketing and sales preparation, and will soon add customer service contracted professionals.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We have identified two to four key employees to be brought in once significant revenues/funds have been secured, with selective and controlled growth commensurate with significant increases in our revenues over time.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced organizations contracted to provide respective services.  The company will remain focused on its core competency of providing location devices and services.

RESULTS OF OPERATIONS.

For the nine months ended May 31, 2009 as compared to the nine months ended May 31, 2008.

Revenue.

For the nine months ended May 31, 2009, we generated $623,841 of consulting and service revenue primarily from the Professional Services Agreement with LoadRack, LLC.  For the nine months ended February 29, 2008, we generated $5,818 of consulting revenue.  The LoadRack consulting revenues were earned pursuant to a development agreement for the design, construction and implementation of a location tracking system for transportation fleets for consulting revenue totaling $1,250,000.  We are recognizing this revenue according to our estimate of our current progress to completion toward identifiable project milestones.  We anticipate recognizing approximately $800,000 during the design, construction and implementation phases and $450,000 for the hardware customization which will be fully earned upon product delivery and client acceptance.

Cost of Revenue.

For the nine months ended May 31, 2009, cost of revenue totaled $224,320, resulting in a 64.0% gross profit margin.  There was no cost of revenue for the nine months ended May 31, 2008.  As contract revenues are recognized using management’s estimate of total costs to complete a project, it is at least reasonably possible that the profit margin estimate could change in the near term, although management is not aware of any factors which would have a material bearing on its present revenue recognition.

Operating Expenses.

For the nine months ended May 31, 2009, our total operating expenses were $4,688,055 as compared to total operating expenses of $3,959,939 for the nine months ended May 31, 2008.  The increase in operating expenses is attributed to the following:

•
An increase in officer compensation for the nine months ended May 31, 2009, to $1,569,750 as compared to $270,000 for the nine months ended May 31, 2008, due to the recognition of $1,296,000 in stock compensation in accordance with executive employments agreements for receiving FCC approval on the devices;

•
A decrease in professional fees to $1,265,395 for the nine months ended May 31, 2009, as compared to $1,543,393 for the nine months ended May 31, 2008.  The decrease in professional fees is primarily attributed to a decrease in stock based compensation for technology consulting fees;

•
A decrease in research and development costs for the nine months ended May 31, 2009, to $1,130,486 as compared to $1,464,281 for the nine months ended May 31, 2008, as the Company is finalizing its research and development phase and preparing for production.

Other Expenses.

For the nine months ended May 31, 2009, we reported other expenses consisting of net interest expense, financing costs and foreign currency gains and losses totaling $3,841,839 as compared to $2,330,792 for the nine months ended May 31, 2008.  The increase at May 31, 2009, is primarily attributed to an increase in stock based compensation paid to consultants providing capital raising services.  In January 2009, the Company contracted for professional capital raising services to be performed during 2009, at a total cost to the Company of $2,850,000.

Net Loss.

For the nine months ended May 31, 2009, we reported a net loss of $8,131,173 as compared to a net loss of $6,286,513 for the nine months ended May 31, 2008, due to an increase in operating expenses and other expenses as previously discussed.

Liquidity and Capital Resources.

We had cash and cash equivalents of $211,756 as of May 31, 2009, as compared to $20,569 as of August 31, 2008.  Costs and estimated earnings in excess of billings on uncompleted contracts related to the LoadRack project amounted to $72,050 as of May 31, 2009.  Prepaid expenses totaled $76,796 as of May 31, 2009, as compared to $86,616 as of August 31, 2008, and primarily consisted of advisor retainers and prepaid manufacturing and production costs.  Deferred financing costs totaled $79,000 as of May 31, 2009, and consisted of unamortized financing costs related to the issuance of common stock in connection with debt issuances or extensions.

As of May 31, 2009, the total of our property and equipment, less accumulated depreciation, was a net value of $1,236,496, compared to the net value of $1,043,861 for our property and equipment, less accumulated depreciation, as of August 31, 2008.  The increase is primarily due to the development of the website and database during the nine months ended May 31, 2009.  Amortization of the website and database has not commenced, and will begin when our product line is launched.  We continue to assess these assets for potential impairment and none has been recorded to date.

Other assets, consisted of patents, trademarks and deposits, amounted to $1,241,506 as of May 31, 2009, as compared to $1,141,186 as of August 31, 2008.  The increase is the result of increased legal fees to obtain and secure additional international patents and trademarks.  We periodically assess our patents and intellectual property for impairment; none has been recorded to date.

Our total assets as of May 31, 2009, were $2,917,604 as compared to our total assets as of August 31, 2008, which were $2,292,232.  The increase in our total assets as between the two periods was due primarily to an overall increase in cash, costs and estimated earnings in excess of billings on uncompleted contracts, deferred financing costs, fixed assets and intellectual property.

As of May 31, 2009, our accounts payable and accrued expenses, including accrued officer compensation, were $1,473,896 as compared to $903,225 as of August 31, 2008.  The increase in accounts payable and accrued expenses, including accrued officer compensation, is primarily a result of cash flow management that has resulted in extending payables and accruing officer compensation.

There were no outstanding advances from officers including accrued interest as of May 31, 2009, as compared to $159,409 as of August 31, 2008 as outstanding advances and related accrued interest were converted into shares of the Company’s common stock.

Notes payable and accrued interest totaled $1,125,000 and $56,737, respectively, as of May 31, 2009, whereby there was no such notes payable at August 31, 2008.  The $1,125,000 in promissory notes are short term, to be repaid out of potential future permanent financing.

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

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution. Since our inception, we have generated significant losses.  As of May 31, 2009, we had an accumulated deficit of $18,155,018 and we expect to incur continual losses until sometime in calendar year 2010.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of May 31, 2009, we had $211,756 in cash, cash equivalents and short-term investments.  During the nine months ended May 31, 2009, we received loans totaling $2,425,000 of which $1,300,000 were related party loans, to fund operations.  In addition, we also received equity investments totaling $225,000 for the purchase of our common stock and warrants.  Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

Off-Balance Sheet Arrangements

As of May 31, 2009, we had no off-balance sheet arrangements.

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

None.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholder meeting on May 22, 2009. The record date for the meeting was April 3, 2009, on which date there were 88,744,270 Shares of Common Stock issued and outstanding and were the only class of voting securities outstanding.

The shareholders voted on the following matters:

1.	To elect directors, David M. Morse, Joseph F. Scalisi and Desiree Mejia, to serve until the 2010 Annual Meeting of Shareholders; and

2.	To ratify the appointment of Comiskey & Company, P.C., as independent registered auditors of the Company for the year ending August 31, 2009.

The first item voted upon at the meeting was the election of directors, David M. Morse, Joseph F. Scalisi and Desiree Mejia, to serve until the 2010 Annual Meeting of Shareholders.  The results of the voting were 52,875,844 shares in favor, 0 shares against, and 37,920 shares abstaining.

The second item voted upon at the meeting was to ratify the appointment of Comiskey & Company, P.C., as independent registered auditors of the Company for the year ending August 31, 2009.  The results of the voting were 52,912,924 shares in favor, 840 shares against, and 0 shares abstaining.

ITEM 5.  OTHER INFORMATION

(a)
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

10.19	Consulting Agreement between the Company and Brooks Secrest, dated December 10, 2007 (13)
10.20	Consulting and Sales Representative Agreement, dated January 2, 2008, with WhizBiz, LLC, to act as the Company’s consultant and sales representative. (13)
10.21	Consulting Agreement, dated January 2, 2008, with Tina Florance, CPA, for services to serve as the Company’s Controller. (13)
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”), dated February 27, 2008. (6)
10.23	Technology License and Distribution Agreement between the Company and NXP, dated February 27, 2008. (7)
10.24	Platform Development Agreement between the Company and NXP, dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the Company and NXP, dated February 27, 2008. (9)
10.26	Call Center Services Contract between the Company and 24/7 INtouch, dated September 25, 2007. (14)

10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc., dated May 30, 2008. (10)
10.28	Business Development Consulting Agreement between the Company and The Scigliano Group, dated March 1, 2008. (14)
10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr., dated August 15, 2008. (15)
10.30	Loan Promissory Note in the amount of $950,000, dated September 3, 2008, with the Company as maker and Joseph Scalisi as payee. (11)
10.31	Consulting Services Agreement between the Company and Michael Dautermann, dated October 16, 2008. (15)
10.32	Consent of Independent Registered Accounting Firm (15)
10.33	Loan Promissory Note in the amount of $625,000, dated November 18, 2008, with the Company as maker and Gemini Master Fund, Ltd. as payee. (19)
10.34	Loan Promissory Note in the amount of $300,000, dated December 24, 2008, with the Company as maker and Steve Finley as payee. (19)
10.35	Loan Promissory Note in the amount of $350,000, dated January 26, 2009, with the Company as maker and Joseph Scalisi as payee. (19)
10.36	Professional Services Agreement between the Company and LoadRack, LLC, dated January 28, 2009. (19)
10.37	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated January 30, 2009. (19)
10.38	Endorsement Agreement between the Company and John Riegger, dated February 12, 2009. (19)
10.39	Senior Secured Promissory Note between the Company and Gemini Master Fund, Ltd., dated May 7, 2009. (16)
10.40	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd., dated May 7, 2009. (16)
10.41	Stock Purchase Agreement between the Company and Aaron Taylor dated May 15, 2009. (17)
10.42	Stock Purchase Agreement between the Company and ORI Services Corp. dated May 27, 2009. (18)
10.43	Promissory Note in the amount of $100,000 between the Company and Netgain Financial, Inc., dated May 27, 2009. (18)
10.44	Consulting Agreement between the Company and Tina Florance, CPA, dated May 1, 2009.
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer
99.1	Code of Ethics(5)

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
(10) (11) (12) (13) (14) (15)
Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008.
Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008.
Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008.

(16)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
(17)	Filed as like-numbered exhibit to registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2009.
(18)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2009.
(19)	Filed as like-numbered exhibits to registrant's Form 10-Q filed with the SEC on April 14, 2009.
*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Date: July 13, 2009	By:	/s/ David M. Morse
David M. Morse Co- President and Chief Executive Officer