Form 10-K/A
period 2009-08-31
Location Based Technologies, Inc.
filed 2009-09-23
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 4

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

5	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $217,503,086

(APPLICABLE ONLY TO REGISTRANTS INCLUDED IN BANKRUPTCY
PROCEEDINGS DURING THE PREVIOUS FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 88,776,770

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Explanatory Note

Location Based Technologies, Inc. (the “Company”) is filing this Amendment No. 4 on Form 10-K to amend its Annual Report properly filed on Form 10-KSB for the fiscal year ended August 31, 2008 to

(i)	correct Exhibit 32 by deleting incorrect references to Quarterly Report instead of Annual Report in both Section 906 certifications;

(ii)
add Exhibits 31.1, 31.2 and 32 to Amendment Nos. 1, 2 and 3 to the Company’s Form 10-K (formerly Form 10-KSB) which Amendments were properly filed on January 6, 2009, February 13, 2009 and March 6, 2009, respectively; and

(iii)	correct the signature block on each of the above referenced Form 10-K (formerly Form 10-KSB) and Amendment Nos. 1, 2 and 3 thereto to comply with the signature block for Form 10-K

Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 13 Exhibits

Exhibit 31.1
Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer - for Amendment Nos. 1, 2 and 3 to Form 10-K (formerly Form 10-KSB) which amendments were filed January 6, 2009, February 13, 2009 and March 6, 2009, respectively.

Exhibit 31.2
Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer - for Amendment Nos. 1, 2 and 3 to Form 10-K (formerly Form 10-KSB) which amendments were filed January 6, 2009, February 13, 2009 and March 6, 2009, respectively.

Exhibit 32
Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Principal Financial Officer - for the Form 10-K (formerly Form 10-KSB) filed December 21, 2009, as well as for Amendment Nos. 1, 2 and 3 to Form 10-K (formerly Form 10-KSB) which amendments were filed January 6, 2009, February 13, 2009 and March 6, 2009, respectively.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Dated: September 22, 2009	By:	/s/ David M. Morse
David M. Morse, Co- President and Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

September 22, 2009	By:	/s/ Desiree Mejia
Desiree Mejia Chief Operating Officer, Principal Financial Officer, Principal Accounting Officer and Director

September 22, 2009	By:	/s/ David M. Morse
David M. Morse, Director

September 22, 2009	By:	/s/ Joseph Scalisi
Joseph Scalisi, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.	No proxy statement, form of proxy, or other proxy soliciting material has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

4