Form 10-K/A
period 2008-08-31
Location Based Technologies, Inc.
filed 2009-10-07
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 5

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

Explanatory Note

Location Based Technologies, Inc. (the “Company”) is filing this Amendment No. 5 on Form 10-K to amend its Annual Report properly filed on Form 10-KSB for the fiscal year ended August 31, 2008 to

(i)	correct the signature block on each of the above referenced Form 10-K (formerly Form 10-KSB) and Amendment Nos. 1, 2, 3 and 4 thereto to comply with the signature block for Form 10-K

Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 13 Exhibits

Exhibit 31.1
Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer - for Amendment Nos. 1, 2, 3 and 4 to Form 10-K (formerly Form 10-KSB) which amendments were filed January 6, 2009, February 13, 2009, March 6, 2009, September 22, 2009, respectively.

Exhibit 31.2
Sarbanes-Oxley Act Section 302 Certification of Principal Financial Officer - for Amendment Nos. 1, 2, 3, and 4 to Form 10-K (formerly Form 10-KSB) which amendments were filed January 6, 2009, February 13, 2009, March 6, 2009, September 22, 2009, respectively.

Exhibit 32
Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Principal Financial Officer - for the Form 10-K (formerly Form 10-KSB) filed December 21, 2009, as well as for Amendment Nos. 1, 2, 3 and 4 to Form 10-K (formerly Form 10-KSB) which amendments were filed January 6, 2009, February 13, 2009, March 6, 2009, September 22, 2009, respectively.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Dated: October 6, 2009	By:	/s/ David M. Morse
David M. Morse, Co- President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

October 6, 2009	By:	/s/ David M. Morse
David M. Morse, Co- President, Chief Executive Officer and Director

October 6, 2009	By:	/s/ Desiree Mejia
Desiree Mejia, Chief Operating Officer, Principal Financial Officer, Principal Accounting Officer and Director

October 6, 2009	By:	/s/ Joseph Scalisi
Joseph Scalisi, Co-President, Chief Technology Officer, and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.	No proxy statement, form of proxy, or other proxy soliciting material has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

4