Form 10-K
period 2009-08-31
Location Based Technologies, Inc.
filed 2009-11-30
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 2009

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from        to

Commission File Number 333-139395

LOCATION BASED TECHNOLOGIES, INC.
(Name of registrant as specified in its charter)

Nevada	20-4854758
(State of incorporation)	(I.R.S. Employer Identification No.)

4989 E. La Palma Avenue, Anaheim, California 92807
(Address of principal executive offices)

888-600-1044
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24,993,651 based upon the price ($0.75) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock (33,324,868) held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “LBAS.”

As of November 10, 2009, there were 97,178,587 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements of our intentions, hopes, beliefs, expectations, strategies, and predictions with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are usually identified by the use of words such as “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “should,” “could,” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Item 1A. “Risk Factors” and other sections of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, express or implied by these forward-looking statements.

Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and any amendments to this report. We will not update these statements unless the securities laws require us to do so. Accordingly, you should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements.

ITEM 1. BUSINESS

Overview.  Location Based Technologies, Inc. was incorporated in Nevada as of April 10, 2006.  We are qualified to do business in California.  Our shares of common stock are currently traded in the over-the-counter market and our stock price is reported on the OTC Bulletin Board under the symbol “LBAS.”  We are headquartered in Anaheim, California.

Unless otherwise stated, all references to “we,” “us,” “our,” “LBT,” the “company” and similar designations refer to Location Based Technologies, Inc.

Our Business.  We design, develop, and market personal, pet, personal property and vehicle locator devices and services.  We are the developer of the PocketFinder® family of products and the PocketFinder Network™.  The PocketFinder® family of products serves both consumer and commercial markets.  We are selling two products at the moment:  mobile PocketFinder® applications (including laptop) and VehicleFinder™

PocketFinder® products currently under development and testing include:

•	the PocketFinder®, PetFinder®, and PocketFinder® luggage locating devices, and
•	the PocketFinder® family vehicle tracking device.

Each is a small, rugged product that enables a user to locate a person, pet, item of personal property (such as luggage or a laptop computer) or vehicle, at anytime from almost anywhere.  The PocketFinder® family of products enhances the ability for families with young children to stay connected and to meet the demands of a fast-paced life.  Knowing the whereabouts of family members and their vehicles is a crucial step to coordination and planning.  Other applications may include use by outdoor and extreme sports enthusiasts, adult children of the elderly, elder care providers of patients with Alzheimer’s and dementia, special needs providers for those with disabilities, pet owners, as well as for the tracking and recovery of valuable property and luggage while traveling.  Our device is fifty millimeters in diameter or about 2 inches.  It fits easily into a child’s pocket or backpack.  The PocketFinder® and PetFinder® devices will come with a form fitting silicone pouch that can easily slide onto a belt or a pet’s collar.  PocketFinder® personal locator devices are completely wireless allowing users to monitor the safety and location of family members, pets, valuables and vehicles using the global positioning satellite system (“GPS”) and General Packet Radio Service (“GPRS”) technologies.

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

The PocketFinder Network™ is a proprietary easy-to-use end-to-end personal location system.  It includes a customizable account system and a proprietary mapping service that delivers remote, continuous real-time oversight of people, pets and valuable assets.  It provides location and tracking information in a real-time basis for routine and urgent situations through its Internet services as well as such features as geo zones, device location history, and speed limits.  The PocketFinder Network™ is the proprietary system that permits our various PocketFinder® products to provide the location information about persons, pets and valuable assets on a real time basis.

We have also developed a new user interface with our PocketFinder Network™ which is designed for the trucking and freight monitoring industry.  This product uses our existing smartphone, and hardware applications to provide information to trucking companies about which trucks have partial loads and which have full loads, thereby enabling the companies to consolidate partial loads destined for the same place.  It also permits the user to contain costs by allowing companies to move more full trucks rather than partials, as well as letting the user know if a load of produce is going bad (due to temperature changes) before it is driven further.  It also facilitates the delivery of goods to stores by providing all major truck distribution centers with truck location information so that they can shift appointments around to match trucks that are close enough to unload rather than asking customers to hold open loading docks for late trucks.  Presently, this interface is only available in the United States.

Through a Professional Services Agreement with Loadrack, LLC, the Company designed and built a  real time, Internet-based system that increases the efficiency of moving produce and refrigerated items; monitors and reports the temperature of fresh and frozen foods during transport; and will increase on-time deliveries of foods and perishable products.  LoadRack is the channel partner for sales and delivery of this specialized system for truck and load matching and its real-time asset tracking application.  The application allows shippers, carriers, and truck brokers to better utilize resources by identifying available trucks and loads while tracking load integrity across the supply chain.  Accessed via Internet, cell phone, or landline, the system allows users to determine load location and status, designate safe and unsafe zones and lanes, monitor load temperatures, facilitate route changes, and effectively manage equipment problems and delays.

Our associated fleet location device (the VehicleFinder™) uses similar advanced technology to help businesses optimize their mobile resources (vehicles, equipment, sales forces) by providing location information that enables coordination of people and assets.

We have also developed and sell mobile applications that allow the Android phone (Google and T-Mobile), Apple’s iPhone, Blackberry’s Bold and Curve, and GPS enabled smartphones using the Windows Mobile Professional 6.0 Operating System to act as a PocketFinder® with all of the features and functionality of our devices.  These mobile applications work world-wide as long as the phone has access to a network.  The mobile applications will be able to seamlessly add any of our PocketFinder® products.  These GPS mobile applications interact with our web-based interface from any telephone communication network.

Our Android Mobile PocketFinder® personal locator application won both the Handango 2009 Award for “Best GPS/Map Application” and its 2009 “Groundbreaker Award.”  The Handango awards recognize best in class applications for a number of mobile platforms and functionalities.  Applications are nominated by industry leaders and then voted on by the global user community.

The Mobile Web provides people with access to the Internet anytime and anywhere mobile phone service is available.  According to IBM’s Institute for Business Value think tank, IBM envisions a substantial build-out of the Mobile Web and a significant shift in the way the majority of people will interact with the Web over the next five to ten years.  Also, IBM’s Institute for Business Value predicts the Mobile Web market for consumer services such as entertainment and email is expected to reach $80 billion by 2011, more than 36 percent annual growth.  This enhanced capability greatly increases the benefits of the PocketFinder® products.  This research was conducted prior to the substantial economic downturn that we are now experiencing.  Thus, it is unclear whether the findings will or will not be affected by current economic conditions.

Company Operations.  We operate with an “outsourced” model of highly selected individuals and organizations that have quick growth capacity to keep pace with our anticipated growth.  We have a small number of employees, yet have approximately 70 full and part time contractors working on product development, product certification, manufacturing, sales and marketing and other aspects of our business.  This model allows us to tightly control our overhead and ensures that we have the right resources in place at the right time.  We believe that the infrastructure and critical organizations are in place for successful operations once product is ready for sale.  Our senior management team brings the right knowledge, skills and abilities to deliver our unique products and services.  Distribution opportunities are expanding and we are carefully analyzing each market opportunity against potential growth, economic value, and support capability metrics.  We are developing a business model for international market opportunities and are in discussions with distributors in at least eleven countries at this time.

Product Certification.  In order for our location devices and services to be sold and used, various governmental agencies and mobile service carriers must certify that each of our products and services meets applicable standards.  In late February 2009, we submitted our devices to RFI Global Labs to be tested for compliance with standards promulgated by the U.S. Federal Communications Commission (“FCC”).  We received FCC certification in May 2009.  In addition to FCC certification, in order to sell our products in the European Economic Area, we received so-called “CE marking” approval from SwissCom in September 2009 for the silicon board which is the “brains” of our products.  SwissCom is one of several European sites eligible to grant CE marking approval.  CE marking certifies that a product has met applicable European Union consumer safety, health and environmental requirements.  With CE approval we are now able to commence our sales effort in the European markets and in many other parts of the world.  PCS Type Certification Review Board (“PTCRB”), Global Certification Forum (“GCF”), and additional CE (European conformity) testing is underway for the entire device including the charger and cords.  With these certifications sales can be made in the US and worldwide.

Upon the completion of PTCRB certification, we can enter AT&T’s laboratory for mobile carrier certification.  This is the last step prior to marketing and sales in the United States.  We expect to complete the PTCRB and AT&T process in approximately two (2) months – January, 2010.

Our Challenges.  Development of our products has taken longer than we anticipated, primarily due to our ongoing need for funds.  In addition, with regard to funds due to us from Apple, Inc. and Google for our mobile applications, we continue to be hampered by an inability to collect monthly use fees via Apple’s and Google’s billing systems.  Both systems are being redesigned to allow for recurring revenues but neither has delivered yet.  However, our billing system is now operational and all downloads, with the exception of iPhone, are now available directly from our website for $0.99 per month.

With the current economic conditions and lack of available capital, we have been significantly short of needed capital resulting in many months of delays in finalizing U.S. and European certifications and entering the market with product.  Hardware and software product development are notorious for going way past schedule and over budget.  Most products do not move smoothly from development into certification and then into the marketplace.  Our experience has been no exception.  However, as noted earlier in “Product Certification,” our certification process, though slow, has been very positive and with exemplary results.

Though the process has been slow, we have continued to secure sufficient funds to continue our development and certification process, as well as cover our overhead, from revenues, short-term loans and private placements of common stock.  This has allowed us to support operations while we are in discussion with a small number of strategic individuals and companies with interest in providing significant cash infusion as debt or equity investments to fund inventory, support sales and marketing initiatives, and for general operational expenses.  We are evaluating ways to raise capital needed to run the company and fuel anticipated growth in a way that will allow management to focus on the business more so than capital raising.  However, there is no assurance that we will be successful in the fundraising efforts.

Manufacturing and Network Service Coordination.  We entered into a manufacturing agreement in May 2008 with Jabil Circuit, Inc. to produce the PocketFinder® devices.  Jabil is one of the world’s largest original equipment manufacturer (OEM) of electronics with facilities in China, Mexico, the US and Europe. Jabil has the ability to produce high quality products in high volumes.  It also offers the ability to expand into other manufacturing plants so that products can be manufactured closer to end markets if volume supports opening additional production lines and plants.

We signed a contract with KORE Telematics, a provider of “Machine-to-Machine” or M2M protocol access, in November 2007 and have been testing our devices and our systems on their network interface.  Our products will offer wide network coverage throughout North America via KORE Telematics utilizing the largest GSM carrier networks in the United States and Canada.  With this agreement, our personal locators will have the ability to roam seamlessly on the networks of 400 wireless providers in over 220 countries.  In addition, our locators have the ability to work on any GSM network in the world.

Our Intellectual Property Investment.  We have invested significantly, and continue to invest, in intellectual properties, which consist of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover all aspects of the PocketFinder®, its operating system and user interface.  We have expanded and filed additional claims this fiscal year that cover new aspects of the personal locator, its operating system and user interface.  In the fiscal year ended august 31, 2009, we received trademark registration for ‘Your World Located’ in the United Kingdom; a new design patent D591,762 related to the unique User Interface display of location information and data; Patent Cooperation Treaty (PCT) filings for US2007072608, Apparatus & Method for Locating Individuals and Objects Using Tracking Devices, from the European office in Germany and the Chinese patent office in Beijing; and, Notice of Allowances for our User Interface Associated with Location Tracking Devices for a Computer Display Screen as well as for our Location Tracking Unit and Base Charging Unit.  In September 2009, we received two additional design patents related to our User Interface (US D599,810 and US D600,248S) and in October 2009, an Apparatus and Method patent (US 7,598,855B2) for locating individuals and objects.  We have a total of 20 issued and 18 pending US Patents; 6 foreign patents pending; 6 PCT filings; 13 registered trademarks and 8 pending trademarks; and 4 Madrid Protocol Trademark Cases.

We own the Internet domain name “www.pocketfinder.com” as well as the names of numerous other related domains that could have use in future business and vertical marketing initiatives and for internet marketing purposes.  Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Target Markets and Marketing Strategy.  We believe that the primary target market for our products will consist of parents with school-aged children from ages five to thirteen.  Secondary markets may include medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, freight and cargo carriers, delivery services, pet owners, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable personal items.

Based on census information, there are over 37,000,000 children in the 5 to 13 year old market segment in the United States with an additional 4,000,000 in the prime focus areas in Canada.  The European Community has an additional 42,500,000 children in this primary age group.  Adding in the elder care market this represents a target market of more than 109,200,000 potential customers.

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

Our marketing initiatives will include:

•	Retail distribution initiatives. Licensing opportunities for the products in international areas or regions;
•	Self branded or “white label” opportunities for niche market or vertical market sales;
•	Affinity group marketing and outreach opportunities;
•	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters; and

We have launched our first vehicle tracking device as well as our fleet management system and the LoadRack tracking device and system (see “Revenue Sources”).  We are preparing for the launch of the PocketFinder® and PetFinder® in the United States and in certain parts of Europe.  (See “Revenue Sources.”)

In spite of the downturn in the economy and financial markets, we continue to see evidence of the market demand for location-based services that will allow family members to keep in touch with one another in an increasingly busy world and for products that allow companies to more efficiently utilize their vehicles and their mobile workforce.  ABI Research reports that the North American and worldwide personal navigation device (“PND”) market will remain flat in 2009 as the impact of the economy and the narrow range of applications has its effect.  A Gartner report dated August 13, 2009, states that, “The market is expanding, and we expect over 100 million location based service (“LBS”) subscribers (including paying subscribers and those that use free software) by the end of 2009, with North America being the leading region.  The total will grow to over 660 million by 2013.  Over 50 operators around the world provide LBS today.”

At the same time, navigation on cellular phones is gaining momentum.  According to ABI Research, in the long-term, PNDs will face increasing competition from new form factors such as mobile Internet devices, portable media players, and multipurpose, large-screen, connected portable devices.

We believe that the PocketFinder® family of products represents the sought for application that ABI Research recognizes is missing to stimulate the growth of personal location or navigation devices.  By taking advantage of the latest in GPS, GSM, and Internet technology, small and medium sized businesses will be able to more effectively and efficiently manage their mobile assets and human resources.  In addition, the PocketFinder® will optimize the ability for families to stay connected.  Gartner estimates that only 5 to 20% of the targeted audience for location based services has been tapped and that we will see mainstream adoption within the next two years.

Revenue Sources.  We expect our revenues to be based on the following sales and revenue sources:

•	Personal locator device sales to retailers;
•	Monthly recurring service fees for use of the PocketFinder Network™;
•	Potential licensing fees;
•	Organizations that will self-brand the PocketFinder® or VehicleFinder® devices for specialized niche markets (“white label”);
•	Personal locator device sales through affinity groups and through our web site;
•	Personal locator device accessory sales; and
•	GPS smartphone mobile application sales (one-time or monthly fees as applicable)

The Company generated approximately $958,000 in revenues for the year ended August 31, 2009 as compared to approximately $6,000 in revenues for the year ended August 31, 2008.  Revenues were generated mainly from consulting fees associated with our LoadRack Professional Services Agreement along with initial sales from our new VehicleFinder™ Vehicle devices and ongoing mobile/laptop application downloads.  Future revenues are expected to be based on fulfilling purchase orders, including the $3,000,024 purchase order for LoadRack tracking devices signed on June 29, 2009, as well as from our first purchase order of $3,700,000 for the PetFinder® product.  Delivery of the first PetFinder® products in the US will begin upon securing network approval from AT&T.

Our Growth Strategy.  Our objective is to become a major provider of personal and asset location services in the location based services market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for their children, their pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

•	A mass market retail price of under $150.00 for personal location devices (customized trucking solutions with additional features and capabilities will be sold at a higher cost);
•	A basic monthly service fee of under $20.00 with multiple convenient access points (mobile phone, land line, or via the internet);
•	Ease of use at the location interface point as well as with the device; and
•	Rugged design that meets the rigors of an active child, pets or the normal wear and tear of an applicable valuable asset such as a truck or laptop computer.

Our Competition.  Personal location and property tracking devices are just beginning to significantly penetrate the marketplace.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of such devices is recognized and mass market adoption begins.

Our competitors include geospatial platform, application developers, Zoombak Personal GPS Locator, Best Buy’s Insignia Littlebuddy, Snitch by Blackline GPS, Lo-Jack, and Spot GPS Satellite Messenger.  These competitors may be better financed, or have greater marketing and scientific resources than we do.

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

Government Regulation.  We are subject to federal, state and local laws and regulations applied to businesses generally as well as FCC, Internationale Canada (“IC”) and CE (European Economic Area) wireless device regulations and controls.  We believe that our products are, or soon will be, in conformity with all applicable laws in all relevant jurisdictions.  We do not believe that we are subject to any environmental laws and regulations of the United States, the states in which we operate, Canada or the European Union.

Our Research and Development.  We are in the final steps of the research and development phase for our family PocketFinder® and PetFinder® products.  We received FCC certification in May 2009 and CE certification in September 2009, and PTCRB is in the process of being finalized.  We will move on to AT&T’s carrier network certification for our products.  Our manufacturing will continue to work with our company and several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value on the market.  We anticipate ongoing involvement with some level of developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of November 10, 2009, we have three full-time employees and approximately 70 contracted professionals engaged in hardware and software development, early marketing and sales preparation, and will soon add customer service contracted professionals.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We have identified two to four key employees to be brought in once significant revenues/funds have been secured, with selective and controlled growth commensurate with significant increases in our revenues over time.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced to organizations contracted to provide respective services.  We plan to remain focused on our core competency of providing location devices and services.

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

 ITEM 1A. RISK FACTORS

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

We reported net losses of $9,742,141 for the fiscal year ended August 31, 2009, and had net losses of $7,734,502 for the fiscal year ended August 31, 2008.  We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations.  In order to achieve profitable operations we need to secure sales of product.  This sales cycle has begun in Europe, New Zealand, and Australia with early discussions in several other countries.  In order to begin sales in the United States we have achieved required federal but must still complete carrier certification, and achieve significant sales revenues in order to establish our customer base.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

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

We have just begun the sales process.  We accepted our first purchase order in September 2008 with delivery of package ready personal locator devices expected in the first quarter of calendar year 2010.  We received a second purchase order for LoadRack vehicle tracking units in late June of 2009 with expected delivery beginning in the first quarter of calendar year 2010.  If our relationships with any of these retailers and affinity groups were disrupted, we could lose a significant portion of our anticipated revenues.

Our results of operations may vary from period to period because of a variety of factors, including our research and development costs, our introduction of new products and services, cost increases from third-party service providers, or product manufacturers, production interruptions, the availability of industry service providers, changes in marketing and sales expenditures, acceptance of our websites, competitive pricing pressures, the interest in PocketFinder® and general economic and industry conditions that affect customer demand and preferences.

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

We anticipate that some of our revenue from the sale of our products and services may be derived from customers located outside the United States.  As such, a portion of our sales and operations could be subject to tariffs and other import-export barriers, currency exchange risks and exchange controls, foreign product standards, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection.  There can be no assurance that any of these factors will not have a material effect on our business, financial condition and results of operations.

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

We have entered a contractual agreement with Jabil Circuit, Inc., a leading manufacturer of mobile electronic devices, for manufacturing support.  If product volume requires, we expect to be able to use additional Jabil facilities for the production of the PocketFinder® devices.  Any significant problem in one of those companies or its suppliers could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative source of supply.  Any delay or interruption would likely lead to a delay or interruption in the production and could negatively affect our operations.  Changes in purchasing patterns may affect revenue timing, production schedules, inventory costs, inventory practices and new product development and introduction.

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

Our intellectual property rights cover certain products and methods of manufacturing and using these products.  Our commercial success will depend in part on our success in obtaining patent protection for our key products or processes.  Our patent position, like that of other technology companies, is highly uncertain.  One uncertainty is that the United States Patent and Trademark Office (“USPTO”) may deny or require significant narrowing of claims made under our patent applications.

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

An investor might lose its entire investment if we dissolve and liquidate.

In the event of our dissolution, the proceeds realized from the liquidation of our assets, if any, will be distributed to our shareholders only after satisfaction of claims of our creditors.  The ability of a shareholder to recover all or any portion of his or her purchase price for the shares in that event will depend on the amount of funds realized and the claims to be satisfied there-from.

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

As of November 10, 2009, our officers, directors and principal stockholders together control approximately 60.0% of our outstanding common stock.  These shareholders intend to act together although they have not signed an agreement to do so.  If they act together, they will be able to control our management and affairs in all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interest of our other shareholders.

In selling our convertible notes, we may have violated the registration requirements of the Securities Act which, if it occurred, would give noteholders a right to rescind their purchases.

In 2007, we sold convertible notes each bearing interest at a rate of 8%.  The proceeds raised from the sale of these notes have been used for research and development, as well as operating costs.  The notes were sold to accredited investors.  We made these sales in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and similar state exemptions.  Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty due to the fact that we may not have complied with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the SEC.  Thus, it is possible that the sale of the convertible notes may have violated the registration requirements of the Securities Act. As to those sales, a right of rescission may exist on which the statute of limitations has not run.  All such noteholders elected to convert to common stock.  However, we may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted.  If these sales had to be rescinded, our total potential liability could be $5,242,000 plus interest that may be accrued.  That liability would extend for up to three years (five years in California) after the date of the sale of the applicable convertible note that was converted to common stock.

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

Our common stock is subject to the SEC’s penny stock rules.  Thus, our stockholders may find it difficult to sell their stock.

As long as the trading price of our common stock is less than $5.00 per share, our common stock will be subject to the SEC’s penny stock rules.  Before a broker-dealer can sell a penny stock, the penny stock rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction.  The firm must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules.  Consequently, as long as our common stock are subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive, administrative and operating offices are currently located at 4989 East La Palma Avenue, Anaheim, California 92807.  Our office space is approximately 7,000 square feet and consists of administrative work space for base rent of $11,639 per month.  The Company is also responsible for its share of lease related operating expense which is approximately $1,500 per month.  The lease expires on December 31, 2009 with no plans to renew.

On December 1, 2009, our executive, administrative and operating offices are moving to 38 Discovery, Suite 150, Irvine, California, 92618.  Our new office space is approximately 10,650 square feet and consists of administrative work space for base rent ranging from $7,986 to $15,440 per month over the lease term.  The lease term expires on July 31, 2011.

ITEM 3. LEGAL PROCEEDINGS

Redwood and Affiliates

We entered into a series of three agreements with Redwood (and affiliates) dated October 15 and 26, 2008 and November 7, 2008, for investment banking and investor relations services.  Pursuant to the October 15 agreement, on November 6, 2008, we issued 125,000 shares of our registered common stock to a principal of Redwood.  Pursuant to the October 26 agreement, on October 27, 2008, we issued to Redwood 1,500,000 shares of our unregistered common stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.  The October 26 agreement also called for the issuance to Redwood of an additional 1.5 million shares of unregistered common stock six months after the execution of the agreement.  We did not issue those shares.  In addition, on October 27, 2008, we issued to Redwood a five year warrant to purchase 300,000 shares of our common stock (the “Warrant”).

On November 26, 2008, we terminated all three agreements with Redwood and demanded that Redwood return all issued share certificates and the Warrant.  Redwood refused.  Further, without our knowledge or consent, Redwood transferred all but 325,000 of the unregistered shares to twelve affiliated entities or persons.  On April 13, 2009, we filed a lawsuit in federal court (the “Suit”) against Redwood and its affiliates to, among other things, recover the securities issued to them pursuant to the above three agreements and cancel all obligations under the agreement, including any obligation to issue an additional 1.5 million shares and to honor any exercise of the Warrant.  During the pendency of an injunction application that we filed in the Suit, which sought to enjoin the Redwood Defendants from selling any of the issued shares, the parties reached a settlement.

Under the terms of the settlement, we dismissed the Suit and the Redwood defendants agreed among other things (i) to return 1,487,500 shares of our common stock that had been issued to Redwood, (ii) that we may cancel the Warrant, (iii) to cancel the three agreements with Redwood described above, including any obligation to issue any additional shares, and (iv) to a mutual release.  In addition, 252,000 of the 487,500 shares issued pursuant to the Settlement Agreement will be subject to a lock-up that restricts the sale of the newly-issued shares to no more than 3,000 shares per trading day, as more fully set forth in the Settlement Agreement.

On June 11, 2009, we issued an aggregate of 487,500 shares of our common stock to the Redwood defendants pursuant to the terms of the settlement agreement.

In connection with the Settlement Agreement, the Company’s officers, Dave Morse, Joseph Scalisi and Desiree Mejia, have collectively returned to the Company for cancellation 500,000 shares of common stock previously issued to them so that there would be no impact to existing shareholders.

We are not aware of any other pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results.  However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholder meeting on May 22, 2009. The record date for the meeting was April 3, 2009, on which date there were 88,744,270 shares of common stock issued and outstanding and were the only class of voting securities outstanding.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Inception of Trading
	Through August 31, 2009
	High Bid		Low Bid
Fiscal Quarter ended November 30, 2005	$	*	$	*
Fiscal Quarter ended February 28, 2006		*		*
Fiscal Quarter ended May 31, 2006		*		*
Fiscal Quarter ended August 31, 2006		*		*
Fiscal Quarter ended November 30, 2006		*		*
Fiscal Quarter ended February 28, 2007		*		*
Fiscal Quarter ended May 31, 2007		$0.65		$0.65
Fiscal Quarter ended August 31, 2007		$3.02		$0.65
Fiscal Quarter ended November 30, 2007		$4.51		$2.20
Fiscal Quarter ended February 29, 2008		$6.08		$3.41
Fiscal Quarter ended May 31, 2008		$6.64		$4.55
Fiscal Quarter ended August 31, 2008		$10.55		$6.00
Fiscal Quarter ended November 30, 2008		$3.40		$0.66
Fiscal Quarter ended February 28, 2009		$1.37		$0.65
Fiscal Quarter ended May 31, 2009		$1.85		$0.42
Fiscal Quarter ended August 31, 2009		$1.37		$0.61

* No trading information reported.

Reports to Security Holders.  We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders.  As of November 10, 2009, an aggregate of 97,178,587 shares of our common stock were issued and outstanding and were owned by approximately 98 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities.  On November 2, 2009, we signed a stock purchase agreement for the sale of 90,909 shares of our restricted common stock (the “Shares”) for $0.66 per share for an aggregate of $60,000.  In connection with the sale of Shares, the buyer will receive 20,000 warrants with an exercise price of $0.75 per share and expiring on November 2, 2012.

Re-Purchase of Equity Securities.  None

Dividends.  We have paid no cash dividends and have no intention of paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information with respect to outstanding options and warrants as of November 10, 2009, pursuant to compensation plans (including individual compensation arrangements) under which equity securities of are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	8,250,000(1)-(2)	$0.93	--
Total	8,250,000		--

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

(2)
“A Warrant” and “B Warrant” issued to Northstar Investments, Inc. for certain consulting services to purchase 1,500,000 shares at $0.33 per share and 750,000 shares at $0.67 per share, respectively.  These warrants are currently exercisable.  Both are void at the end of five years, or August 14, 2012, and contain standard anti-dilution provisions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, the terms "LBT ", the "Company", "we", "us", and "our" refer to the ongoing business operations of Location Based Technologies, Inc.

RESULTS OF OPERATIONS.

For the fiscal year ended August 31, 2009 as compared to the fiscal year ended August 31, 2008.

Revenue.

For the year ended August 31, 2009, we generated $957,862 of net revenue primarily from the Professional Services Agreement with LoadRack, LLC.  For the year ended August 31, 2008, we generated $5,818 of consulting revenue.  The LoadRack consulting revenues were earned pursuant to a development agreement totaling $1,200,000 for the design, construction and implementation of a location tracking system for transportation fleets.  We are recognizing this revenue according to our estimate of our current progress to completion toward identifiable project milestones.  For the year ended August 31, 2009, we recognized LoadRack consulting revenues totaling $943,000 with $693,000 related to the design, construction and implementation phases and $250,000 for the hardware customization.  We anticipate recognizing the remaining amount of the contract totaling $257,000 in the first and second quarters of 2010 with $107,000 related to the design, construction and implementation phases and $150,000 for the hardware customization.

We commenced PocketFinder® Vehicle sales at the end of August 2009.  For the year ended August 31, 2009, we generated $13,000 of net revenue from the sale of PocketFinder® Vehicle devices.

Cost of Revenue.

For the year ended August 31, 2009, cost of revenue totaled $362,365, resulting in a 62.2% gross profit margin.  There was no cost of revenue for the year ended August 31, 2008.  As contract revenues are recognized using management’s estimate of total costs to complete a project, it is at least reasonably possible that the profit margin estimate could change in the near term, although management is not aware of any factors which would have a material bearing on its present revenue recognition.

Operating Expenses.

For the year ended August 31, 2009, our total operating expenses were $5,560,632 as compared to total operating expenses of $5,408,220 for the year ended August 31, 2008.  Operating costs increased 2.8% in 2009 from 2008.  The fluctuation in operating expenses is attributed to the following:

•
A $1,322,250 increase in officer compensation for the year ended August 31, 2009, to $1,682,250 as compared to $360,000 for the year ended August 31, 2008, due to the recognition of $1,296,000 in stock compensation in accordance with executive employments agreements for receiving FCC approval on the devices;

•
A $709,528 decrease in professional fees to $1,339,788 for the year ended August 31, 2009, as compared to $2,049,316 for the year ended August 31, 2008.  The decrease in professional fees is primarily attributed to a decrease in stock based compensation for technology related consulting fees; and

•
A $589,364 decrease in research and development costs for the year ended August 31, 2009, to $1,535,403 as compared to $2,124,767 for the year ended August 31, 2008, as we are finalizing our research and development phase and preparing for production.

Other Expenses.

For the year ended August 31, 2009, we reported other expenses consisting of net interest expense, financing costs, debt issuance costs, amortization expense and foreign currency gains and losses totaling $4,776,206 as compared to $2,330,500 for the year ended August 31, 2008.  The increase at August 31, 2009, is primarily attributed to an increase in stock based compensation paid to consultants providing capital raising services.  In January 2009, we contracted for professional capital raising services to be performed during 2009, at a total cost to the Company of $2,850,000.

Net Loss.

For the year ended August 31, 2009, we reported a net loss of $9,742,141 as compared to a net loss of $7,734,502 for the year ended August 31, 2008, primarily due to increase in other expenses as previously discussed.

Liquidity and Capital Resources.

We had cash and cash equivalents of $200,099 as of August 31, 2009, as compared to $20,569 as of August 31, 2008.  Accounts receivable totaled $75,203 as of August 31, 2009 and primarily consisted of amounts due from the LoadRack project.  Costs and estimated earnings in excess of billings on uncompleted contracts related to the LoadRack project amounted to $292,723 as of August 31, 2009.  Prepaid expenses totaled $122,078 as of August 31, 2009, as compared to $86,616 as of August 31, 2008, and primarily consisted of advisor retainers and prepaid manufacturing and production costs.  Deferred financing costs totaled $70,257 as of August 31, 2009, and consisted of unamortized financing costs related to the issuance of common stock in connection with debt issuances or extensions.

As of August 31, 2009, the total of our property and equipment, less accumulated depreciation, was a net value of $1,300,641, compared to the net value of $1,043,861 for our property and equipment, less accumulated depreciation, as of August 31, 2008.  The increase is primarily due to the development of the website and database during the year ended August 31, 2009.  Amortization of the website and database has not commenced, and will begin when the PocketFinder® product line is launched.  We continue to assess these assets for potential impairment and none has been recorded to date.

Other assets, consisted of patents and trademarks net of amortization, and amounted to $1,238,653 as of August 31, 2009, as compared to $1,141,186 as of August 31, 2008.  The increase is the result of increased legal fees to obtain and secure additional international patents and trademarks.  We periodically assess our patents and intellectual property for impairment; none has been recorded to date.

Our total assets as of August 31, 2009, were $3,299,654 as compared to our total assets as of August 31, 2008, which were $2,292,232.  The increase in our total assets as between the two periods was due primarily to an overall increase in cash, costs and estimated earnings in excess of billings on uncompleted contracts, deferred financing costs, fixed assets and intellectual property.

As of August 31, 2009, our accounts payable and accrued expenses, including accrued officer compensation, were $1,443,519 as compared to $903,225 as of August 31, 2008.  The increase in accounts payable and accrued expenses, including accrued officer compensation, is primarily a result of cash flow management that has resulted in extending payables and accruing officer compensation.

There were no outstanding advances from officers including accrued interest as of August 31, 2009, as compared to $159,409 as of August 31, 2008 as outstanding advances and related accrued interest were converted into shares of our common stock during the year ended August 31, 2009.

Notes payable and accrued interest totaled $1,350,389 and $41,446, respectively, as of August 31, 2009, whereby there was no such notes payable at August 31, 2008.  The $1,350,389 in promissory notes are short term, to be repaid out of potential future permanent financing.

In 2007, we sold $5,242,000 in convertible notes that were subsequently converted into 5,242,000 shares of common stock.  The notes were sold to accredited investors.  We made these sales in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and similar state exemptions.  Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty due to the fact that we may not have complied with all of the form filings or other notice filing provisions of safe-harbor exemptions for such sales offered by rules promulgated under the Securities Act by the SEC and applicable state laws.  Thus, it is possible that the sale of the convertible notes may have violated the registration requirements of the Securities Act and applicable state laws.  As to those sales, a right of rescission may exist on which the statute of limitations has not run.  We performed an analysis under FAS 5, Accounting for Contingencies, and concluded that the likelihood of a right of rescission being successfully enforced on the convertible note sales is remote.

We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in revenue and cost of revenue upon launching our products into the market, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution. Since our inception, we have generated significant losses.  As of August 31, 2009, we had an accumulated deficit of $19,765,986 and we expect to incur continual losses until sometime in calendar year 2010.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of August 31, 2009, we had $200,099 in cash and cash-equivalents.  During the year ended August 31, 2009, we received loans and advances totaling $3,524,000 of which $1,849,000 were related party loans and advances from officers, to fund operations.  In addition, we also received equity investments, net of offering costs, totaling $531,000 for the purchase of our common stock and warrants.  Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

•	The costs of outsourced manufacturing;

•	The costs of commercialization activities, including product marketing, sales and distribution; and customer service and support; and

•	Our revenues, if any, from successful commercialization of the PocketFinder® Personal Locator and the PocketFinder® Network platform services.

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

Product Research and Development

We plan to continue to develop new product enhancements while we prepare for the initial market launch of the PocketFinder® and PetFinder® products in 2010.  We anticipate that we will be prepared to begin delivery of product to retailers in 2010 although there can be no assurance that we will meet that target time period.

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

Off-Balance Sheet Arrangements

As of August 31, 2009, we had no off-balance sheet arrangements.

Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. We have evaluated subsequent events for the period from August 31, 2009, the date of these financial statements, through November 27, 2009, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were events or transactions occurring during this subsequent event reporting period that are disclosed in Note 11 of the financial statements. With respect to this disclosure, we have not evaluated subsequent events occurring after November 11, 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LOCATION BASED TECHNOLOGIES, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Location Based Technologies, Inc
Anaheim, California

We have audited the accompanying balance sheets of Location Based Technologies, Inc. as of August 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for each of the years ended August 31, 2009 and 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Location Based Technologies, Inc. as of August 31, 2009 and 2008, and the results of its operations, changes in stockholders' equity and cash flows for the year ended August 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has an accumulated deficit in excess of $19,000,000 and a working capital deficit in excess of $2,000,000. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Denver, Colorado
November 23, 2009

/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Location Based Technologies, Inc.
BALANCE SHEETS
August 31, 2009 and 2008

	August 31,	August 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$200,099	$20,569
Accounts receivable	75,203	-
Costs and estimated earnings in excess of billings
on uncompleted contracts	292,723	-
Prepaid expenses	122,078	86,616
Deferred financing costs	70,257	-

Total current assets	760,360	107,185

Property and equipment, net of accumulated depreciation	1,300,641	1,043,861

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,238,653	1,120,728
Deposits	-	20,458

Total other assets	1,238,653	1,141,186

TOTAL ASSETS	$3,299,654	$2,292,232

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$932,616	$634,822
Accrued officer compensation	510,903	268,403
Advances from officers	-	159,409
Note payable	140,000	-
Accrued interest, note payable	22,041	-
Convertible notes payable, net of unamortized discount	1,210,389	-
Accrued interest, convertible notes payable	19,405	-

Total current liabilities	2,835,354	1,062,634

TOTAL LIABILITIES	2,835,354	1,062,634

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
96,823,547 and 87,091,914 shares issued and outstanding
at August 31, 2009 and 2008, respectively	34,424	24,693
Additional paid-in capital	21,224,422	11,228,750
Prepaid services paid in common stock	(1,028,560)	-
Accumulated deficit	(19,765,986)	(10,023,845)

Total stockholders' equity (deficit)	464,300	1,229,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,299,654	$2,292,232

See accompanying notes to financial statements.

Location Based Technologies, Inc.
STATEMENTS OF OPERATIONS
For the years ended August 31, 2009 and 2008

	August 31,	August 31,
	2009	2008

Net revenue
Devices	$12,597	$-
Services	2,542	-
Consulting	942,723	5,818

Total net revenue	957,862	5,818

Cost of revenue
Devices	7,700	-
Services	14,383	-
Consulting	340,282	-

Total cost of revenue	362,365	-

Gross profit (loss)	595,497	5,818

Operating expenses
General and administrative	864,879	759,366
Officer compensation	1,682,250	360,000
Professional fees	1,339,788	2,049,316
Rent	138,312	114,771
Research and development	1,535,403	2,124,767

Total operating expenses	5,560,632	5,408,220

Net operating loss	(4,965,135)	(5,402,402)

Other income (expense)
Amortization of beneficial conversion feature	(25,004)	-
Interest income (expense), net	(149,378)	75,572
Interest forgiven, net	-	58,206
Debt issuance costs - commissions	-	(491,775)
Debt issuance costs - common stock	(218,143)	-
Debt issuance costs - warrants	-	(1,971,791)
Financing costs	(4,376,692)	-
Foreign currency gain (loss), net	(6,989)	(339)
Loss on asset disposal	-	(373)

Total other income (expense)	(4,776,206)	(2,330,500)

Net loss before income taxes	(9,741,341)	(7,732,902)

Provision for income taxes	800	1,600

Net Loss	$(9,742,141)	$(7,734,502)

See accompanying notes to financial statements.

Location Based Technologies, Inc.
STATEMENTS OF OPERATIONS
For the years ended August 31, 2009 and 2008

	August 31,	August 31,
	2009	2008

Accumulated Deficit:

Balance, beginning of period	(10,023,845)	(2,289,343)

Net Loss	$(9,742,141)	$(7,734,502)

Balance, end of period	$(19,765,986)	$(10,023,845)

Basic - Earnings (loss) per share	$(0.11)	$(0.10)

Basic - Weighted Average Number
of Shares Outstanding	90,236,562	80,061,402

See accompanying notes to financial statements.

Location Based Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2009 and 2008

							Prepaid	Deficit
							Services	Accumulated	Total
	Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders
	Number		Number		To be	Paid-In	Common	Development	Equity
	of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Balance, August 31, 2007	-	-	52,725,000	17,575	-	783,593	-	(2,289,343)	(1,488,175)

Issuance of Series A warrants for services, September 2007	-	-	-	-	-	1,408,167	-	-	1,408,167

Issuance of Series B warrants for services, September 2007	-	-	-	-	-	563,624	-	-	563,624

Issuance of common stock for services, October 2007	-	-	18,000	6	-	5,994	-	-	6,000

Issuance of common stock for conversion of related party note payable, October 2007	-	-	2,410,500	804	-	802,696	-	-	803,500

Share exchange with Springbank Resources resulting in recapitalization, October 2007	-	-	13,012,500	-	-	419	-	-	419

Issuance of common stock for services, November 2007	-	-	1,876,632	626	-	1,254,918	-	-	1,255,544

Issuance of common stock for conversion of notes payable, November and December 2007	-	-	15,726,000	5,242	-	5,236,758	-	-	5,242,000

Issuance of common stock for conversion of accrued interest on related party note payable, February 2008	-	-	361,797	120	-	120,479	-	-	120,599

See accompanying notes to financial statements.

Location Based Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2009 and 2008

						Prepaid	Deficit
						Services	Accumulated	Total
Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders
Number		Number		To be	Paid-In	Common	Development	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Issuance of common stock for conversion of accrued officer compensation, February 2008	-	-	811,485	270	-	270,225	-	-	270,495

Issuance of common stock for services, June 2008	-	-	150,000	50	-	373,950	-	-	374,000

Issuance of Series C warrants for services, June 2008	-	-	-	-	-	353,447	-	-	353,447

Issuance of Series D and E warrants for services, August 2008	-	-	-	-	-	54,480	-	-	54,480

Net loss	-	-	-	-	-	-	-	(7,734,502)	(7,734,502)

Balance, August 31, 2008	-	-	87,091,914	24,693	-	11,228,750	-	(10,023,845)	1,229,598

Issuance of common stock for services, October 2008	-	-	184,856	184	-	453,088	-	-	453,272

Issuance of common stock for services, November 2008	-	-	100,000	100	-	112,900	-	-	113,000

Issuance of Series G warrants for services, November 2008	-	-	-	-	-	160,939	-	-	160,939

Issuance of Series H warrants for services, November 2008	-	-	-	-	-	1,115,361	-	-	1,115,361

Issuance of common stock for services, December 2008	-	-	351,500	352	-	343,878	-	-	344,230

See accompanying notes to financial statements.

Location Based Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2009 and 2008

						Prepaid	Deficit
						Services	Accumulated	Total
Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders
Number		Number		To be	Paid-In	Common	Development	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Issuance of common stock in connection with a note payable extension, December 2008	-	-	50,000	50	-	54,950	-	-	55,000

Issuance of common stock for services, January 2009	-	-	136,000	136	-	140,021	-	-	140,157

Issuance of common stock for services, February 2009	-	-	180,000	180	-	169,020	-	-	169,200

Issuance of common stock in connection with a note payable extension, February 2009	-	-	50,000	50	-	46,950	-	-	47,000

Issuance of common stock in connection with a debt issuance, February 2009	-	-	100,000	100	-	93,900	-	-	94,000

Issuance of common stock for services, April 2009	-	-	235,000	235	-	150,165	(92,480)	-	57,920

Issuance of common stock in connection with note payable extensions, April 2009	-	-	100,000	100	-	63,900	-	-	64,000

Recognition of prepaid services paid in common stock upon conversion of related advances from officers, May 2009	-	-	-	-	-	-	(1,662,500)	-	(1,662,500)

Issuance of common stock for services, May 2009	-	-	281,101	281	-	303,946	-	-	304,227

See accompanying notes to financial statements.

Location Based Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2009 and 2008

						Prepaid	Deficit
						Services	Accumulated	Total
Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders
Number		Number		To be	Paid-In	Common	Development	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Issuance of common stock for officer compensation, May 2009	-	-	900,000	900	-	1,295,100	-	-	1,296,000

Issuance of common stock for conversion of related party notes payable, advances from officers, and accrued interest, May 2009	-	-	5,950,835	5,950	-	4,210,041	-	-	4,215,991

Issuance of common stock and Series I warrants for cash proceeds, net of offering costs, May 2009	-	-	80,645	81	-	108,669	-	-	108,750

Issuance of common stock and Series J warrants for cash proceeds, net of offering costs, May 2009	-	-	91,743	92	-	86,908	-	-	87,000

Issuance of common stock for services, June 2009	-	-	184,858	185	-	241,940	-	-	242,125

Issuance of common stock and Series K warrants for cash proceeds, net of offering costs, June 2009	-	-	63,602	64	-	65,186	-	-	65,250

Issuance of common stock in connection with a debt issuance, June 2009	-	-	25,000	25	-	30,975	-	-	31,000

Issuance of common stock for services, July 2009	-	-	36,585	37	-	29,963	-	-	30,000

See accompanying notes to financial statements.

Location Based Technologies, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2009 and 2008

						Prepaid	Deficit
						Services	Accumulated	Total
Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders
Number		Number		To be	Paid-In	Common	Development	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Issuance of common stock in connection with debt issuances, July 2009	-	-	55,000	55	-	50,345	-	-	50,400

Issuance of common stock for services, August 2009	-	-	102,234	102	-	94,813	-	-	94,915

Issuance of Series L warrants for services, August 2009	-	-	-	-	-	58,142	-	-	58,142

Issuance of common stock and Series M warrants for cash proceeds, net of offering costs, August 2009	-	-	387,397	387	-	269,613	-	-	270,000

Issuance of common stock for conversion of accrued interest on convertible notes payable, August 2009	-	-	85,277	85	-	55,345	-	-	55,430

Amortization of prepaid services paid-in common stock	-	-	-	-	-	-	726,420	-	726,420

Beneficial conversion discount of convertible notes payable	-	-	-	-	-	189,615	-	-	189,615

Net loss	-	-	-	-	-	-	-	(9,742,141)	(9,742,141)

Balance, August 31, 2009	-	$-	96,823,547	$34,424	$-	$21,224,422	$(1,028,560)	$(19,765,986)	$464,300

See accompanying notes to financial statements.

Location Based Technologies, Inc
STATEMENTS OF CASH FLOWS
For the years ended August 31, 2009 and 2008

	August 31	August 31
	2009	2008

Cash Flows from Operating Activities
Net loss	$(9,742,141)	$(7,734,502)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,938	14,107
Amortization of beneficial conversion feature	25,004	-
Common stock issued for services	1,962,966	1,635,544
Common stock issued for officer compensation	1,296,000	-
Common stock issued for financing costs	2,241,400
Common stock issued for interest expense	107,512	-
Warrants issued for services	1,334,442	2,379,718
Recapitalization adjustment	-	419
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(75,203)	-
(Increase) decrease in costs and estimated earnings in
excess of billings on uncompleted contracts	(292,723)	-
(Increase) decrease in prepaid expenses	(35,462)	(33,090)
(Increase) decrease in debt issuance/financing costs	(70,257)	446,776
(Increase) decrease in deposits	20,458	(13,398)
Increase (decrease) in accounts payable and accrued expenses	297,794	(45,178)
Increase (decrease) in accrued officer compensation	242,500	84,923
Increase (decrease) in accrued interest	41,446	(58,206)

Net cash used in operating activities	(2,575,326)	(3,322,887)

Cash Flows from Investing Activities
Purchase of property and equipment	(308,417)	(685,986)
Additions to patents and trademarks	(137,227)	(126,847)

Net cash used in investing activities	(445,644)	(812,833)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	531,000	-
Proceeds from common stock be to issued, net of offering costs	-	-
Advances / (repayments) from officers, net	549,000	134,389
Proceeds from convertible notes payable	1,375,000	350,000
Proceeds from note payable	300,000	-
Repayment on note payable	(160,000)	-
Proceeds from notes payable, related party	1,300,000	-
Repayment on notes payable, related party	(694,500)	-

Net cash provided by financing activities	3,200,500	484,389

Net increase (decrease) in cash and cash equivalents	179,530	(3,651,331)

Cash and cash equivalents, beginning of period	20,569	3,671,900

Cash and cash equivalents, end of period	$200,099	$20,569

See accompanying notes to financial statements.

Location Based Technologies, Inc
STATEMENTS OF CASH FLOWS
For the years ended August 31, 2009 and 2008

	August 31	August 31
	2009	2008

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$800
Interest paid	$-	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$3,191,400	$-
Issuance of common stock for services	$1,962,966	$1,635,544
Issuance of common stock for officer compensation	$1,296,000	$-
Issuance of common stock for interest costs	$107,512	$-
Issuance of warrants for services	$1,334,442	$2,379,718
Acquisition of patents for note payable	$-	$-
Issuance of common stock for conversion of notes payable	$-	$5,242,000
Issuance of common stock for conversion of related party notes payable	$605,500	$803,500
Issuance of common stock for conversion of advances from officers	$549,000	$-
Issuance of common stock for conversion of accrued interest on related party notes payable	$-	$120,599
Issuance of common stock for conversion of accrued officer compensation	$-	$270,495

See accompanying notes to financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

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
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Exchange Agreement (Continued)

The former shareholders of Location Based Technologies, Corp. acquired control of SRI upon the closing of the stock exchange transaction. The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, Location Based Technologies, Corp. was considered the accounting acquiror, and the related business combination was considered a recapitalization of Location Based Technologies, Corp. rather than an acquisition by SRI. The historical financial statements prior to the Agreement are those of Location Based Technologies, Corp., and the name of the company was changed to Location Based Technologies, Inc.

Stock Split

All share and per-share amounts in the accompanying financial statements, unless otherwise indicated, have been retroactively restated to reflect a 3 for 1 stock split approved by the Board in October 2008, as if the split had been in effect since inception.

Nature of Business

The Company commenced sales of the PocketFinder Vehicle locating devices for families, small businesses and for large fleets and is in the final development stage of creating PocketFinder® personal and pet locators. PocketFinders® are small personal location devices designed to give parents, guardians, and pet owners peace of mind. Utilizing the U.S. Department of Defense’s multi-billion dollar Global Positioning System (“GPS”) satellites and existing wireless technology, our team of engineers have developed technology which allows our network of members to locate anyone carrying our device (Systems and Method Patent pending). PocketFinders® are small, rugged, and waterproof to 67 feet. These totally mobile, battery operated devices can be used to locate children, elderly or disabled persons, and pets, as well as for the tracking of valued personal property.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of August 31, 2009, had an accumulated deficit of $19,765,986. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional financing through debt and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the Company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at August 31, 2009 are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenues and Accounts Receivable – For the year ended August 31, 2009, the Company transacted its business with four customers. The Company’s largest customer accounted for 98.4% of total revenues. Total revenues from this customer were $942,723 for the year ended August 31, 2009. Total accounts receivable due from this customer at August 31, 2009, amounted to $75,000.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of August 31, 2009, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

Fair Value of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet. The carrying value of cash, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of August 31, 2009 and 2008, the Company capitalized $1,146,852 and $1,055,396 for patent related expenditures, respectively. As of August 31, 2009 and 2008, the Company has capitalized $111,518 and $65,748 for trademark related expenditures, respectively.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $19,301 and $416 for the years ended August 31, 2009 and 2008, respectively.

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

Internal Website Development Costs

Under Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Statement 00-2 ("EITF 00-2"), Accounting for Web Site Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of August 31, 2009 and 2008, the Company capitalized costs totaling $1,209,204 and $985,122, respectively, related to its website development. The website development costs will be depreciated when the website is completed and ready for use.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of August 31, 2009, the Company did not deem any of its long-term assets to be impaired.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for the beneficial conversion feature of convertible notes payable when the conversion rate is below market value. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments and APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the estimated fair value of the beneficial conversion feature is recorded in the financial statements as a discount from the face amount of the notes. Such discounts are amortized over the term of the notes or conversion of the notes, if sooner.

During the year ended August 31, 2009, the Company recognized a beneficial conversion feature totaling $189,615 in connection with a $625,000 convertible note payable and a $100,000 convertible note payable (see Note 4). Amortization expense related to the beneficial conversion feature amounted to $25,004 for the year ended August 31, 2009.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

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

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts – Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. For the years ended August 31, 2009 and 2008, the Company incurred $1,535,403 and $2,124,767 of research and development costs, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 franchise fee in its provision for income taxes for the years ended August 31, 2009 and 2008.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

SFAS No. 168 – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 16, which establishes the FASB Accounting Standards Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (other than guidance issued by the SEC) to be used in the preparation of financial statements. SFAS No. 168 is effective prospectively for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its financial statements.

SFAS No. 167 – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS No. 167”), Amendments to FASB Interpretation No. 46R, which revises the approach to determine the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS No. 167 applies prospectively starting with the first interim financial period of the annual reporting period beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 to have a material impact on its financial statements.

SFAS No. 165 – In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or ready to be issued. The Company does not expect the adoption of SFAS No. 165 to have a material impact on its financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

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

SFAS No. 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial statements.

SFAS No. 141(R) – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its financial statements.

SFAS No. 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

EITF No. 07-1 – In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The EITF finalized the definition of a collaborative arrangement and concluded that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently assessing the potential effect of EITF No. 07-1 on its financial statements.

SFAS No. 157 – In September 2006, the FASB issued Statement of Financial Standards No. 157 (“SFAS No. 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. In February 2008, the FASB staff issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning September 1, 2009. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

2.             PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2009 and 2008 consists of the following:

	August 31,
	2009	2008

Website development costs	1,209,204	985,122

Machinery and equipment	78,388	38,990

Computer software	37,116	-

Computer and video equipment	27,418	21,216

Office furniture	13,166	11,546

Leasehold improvements	2,445	2,445

	1,367,737	1,059,319

Less: accumulated depreciation	(67,096)	(15,458)

Total property and equipment	$1,300,641	$1,043,861

Depreciation expense for the years ended August 31, 2009 and 2008 amounted to $51,638 and $13,691, respectively.

3.             ADVANCES FROM OFFICERS

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Beginning December 1, 2008, cash advances from officers accrued interest at the rate of 8% per annum. The advances from officers have no formal repayment terms. In January 2009, officers of the Company transferred 2,500,000 shares of their personally owned LBT common stock to certain advisors in exchange for capital raising services to be provided in 2009. The amount recorded totaled $2,850,000, which represents the fair value of the stock transferred, and of the services to be received. For the year ended August 31, 2009, cash advances from officers totaling $582,000 were provided to the Company to cover operating expenses.

On May 1, 2009, advances from officers and related accrued interest amounting to $2,180,835 and $18,254, respectively, was converted into 3,315,210 shares of the Company’s common stock on basis of $0.66 per share.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

3.             ADVANCES FROM OFFICERS (Continued)

On May 14, 2009, advances from officers amounting to $1,377,574 were converted into 1,671,814 shares of the Company’s common stock on basis of $0.82 per share.

4.             CONVERTIBLE NOTES PAYABLE

$5,242,000 Convertible Promissory Notes

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

On January 30, 2009, the promissory note agreement was extended for an additional three months (“First Extension”) and due on May 18, 2009. As consideration for the First Extension, the Company issued an additional 50,000 shares of common stock valued at $47,000 on the date of issuance.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

4.             CONVERTIBLE NOTES PAYABLE (Continued)

$625,000 Senior Secured Promissory Note (Continued)

On May 7, 2009, the promissory note agreement was extended for an additional three months (“Second Extension”) and due on August 18, 2009. As consideration for the Second Extension, the Company issued an additional 50,000 shares of common stock valued at $32,000 on the date of issuance.

On August 20, 2009, the promissory note agreement was extended for an additional three months (“Third Extension”) and due on November 18, 2009. As consideration for the Third Extension, the Company issued an additional 25,000 shares of common stock valued at $20,500 on the award date.

In connection with the Third Extension, a conversion feature was added whereby the outstanding principal and unpaid accrued interest may be converted, at any time, in whole or in part, into shares of the Company’s common stock on the basis of $0.65 per share.  The conversion rate of $0.65 per share was below the market value of $0.82 per share resulting in a beneficial conversion feature in the amount of $163,462, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note extension.

On August 27, 2009, in accordance with the Third Extension, the Company converted $52,603 of interest accrued through July 31, 2009, into 80,927 shares of the Company’s common stock on the basis of $0.65 per share.

As of August 31, 2009, the note payable balance, net of unamortized discount, and accrued interest totaled $483,094 and $6,370, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

4.             CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Senior Secured Promissory Note (Continued)

On August 20, 2009, the promissory note agreement was extended for an additional three months (“First Extension”) and due on November 18, 2009. As consideration for the First Extension, the Company issued an additional 25,000 shares of common stock valued at $20,500 on the award date.

In connection with the First Extension, a conversion feature was added whereby the outstanding principal and unpaid accrued interest may be converted, at any time, in whole or in part, into shares of the Company’s common stock on the basis of $0.65 per share.  The conversion rate of $0.65 per share was below the market value of $0.82 per share resulting in a beneficial conversion feature in the amount of $26,154, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note extension.

On August 27, 2009, in accordance with the First Extension, the Company converted $2,827 of interest accrued through July 31, 2009, into 4,350 shares of the Company’s common stock on the basis of $0.65 per share.

As of August 31, 2009, the note payable balance, net of unamortized discount, and accrued interest totaled $77,295 and $1,019, respectively.

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

As of August 31, 2009, the note payable balance and accrued interest totaled $100,000 and $3,189, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

4.             CONVERTIBLE NOTES PAYABLE (Continued)

$300,000 Promissory Note

On July 6, 2009, the Company entered into a promissory note agreement for $300,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by January 6, 2010, or upon a minimum of $5,000,000 being raised by the Company. The note bears interest at 12% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty. At the option of the note holder, the note may be converted into shares of the Company’s common stock on the basis of $1.00 per share. In addition, the Company issued 30,000 shares of common stock valued at $29,400 on the award date.

As of August 31, 2009, the note payable balance and accrued interest totaled $300,000 and $5,622, respectively.

$250,000 Senior Convertible Promissory Note

On July 24, 2009, the Company entered into a senior convertible promissory note agreement for $250,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by January 24, 2010, or upon a minimum of $2,500,000 being raised by the Company. The note bears interest at 12% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty. At the option of the note holder, the note may be converted into shares of the Company’s common stock on the basis of $1.00 per share. In addition, the Company issued 25,000 shares of common stock valued at $21,000 on the award date.

As of August 31, 2009, the note payable balance and accrued interest totaled $250,000 and $3,205, respectively.

5.             NOTE PAYABLE

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

5.             NOTE PAYABLE (Continued)

$300,000 Promissory Note (Continued)

On March 24, 2009, the promissory note agreement was extended for an additional six months and due on September 24, 2009. As consideration for the promissory note extension, the Company issued an additional 50,000 shares of common stock valued at $32,000 on the date of issuance.

As of August 31, 2009, the note payable balance and accrued interest totaled $140,000 and $22,041, respectively.

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

In February 2008, accrued interest on the note payable totaling $120,599 was converted into 361,797 shares of the Company’s common stock on the basis of $0.33 per share.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

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

Other Commitments

On September 26, 2008, the Company received a purchase order for approximately $3,700,000 from TagWorks LLC for PetFinderTM devices. The Company expects to begin delivery in the first quarter of calendar 2010. TagWorks LLC was co-founded by a shareholder of the Company.

Operating Leases

The Company leases approximately 7,000 square feet of general office space in Anaheim, California, for base rent of $11,639. The Company is also responsible for its share of lease related operating expenses approximating $1,500 per month. The lease expires on December 31, 2009.

Total rental expense on operating leases for the years ended August 31, 2009 and 2008 was $138,312 and $114,771, respectively.

As of August 31, 2009, the future minimum lease payments on operating leases for the year ended August 31, 2010 amounted to $46,556.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

8.             EQUITY (Continued)

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

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

In December 2008, the Company issued 200,000 shares of common stock in exchange for consulting services related to capital raising efforts. The shares were valued at $220,000, which represents the fair market value of the services provided on the date of issuance.

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

In December 2008, the Company issued 50,000 shares of common stock in connection with a note payable extension. The shares were valued at $55,000, which represents the fair market value of the debt issuance costs on the date of issuance.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

8.             EQUITY (Continued)

Common Stock (Continued)

In February 2009, the Company issued 150,000 shares of common stock in exchange for consulting services related to capital raising efforts. The shares were valued at $141,000, which represents the fair market value of the services provided on the date of issuance.

In February 2009, the Company issued 50,000 shares of common stock in connection with a note payable extension. The shares were valued at $47,000, which represents the fair market value of the note payable extension costs on the date of issuance.

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

In April 2009, the Company issued 100,000 shares of common stock in connection with notes payable extensions. The shares were valued at $64,000, which represents the fair market value of the note payable extension costs on the date of issuance.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

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

In May 2009, the Company performed a private placement and issued 80,645 shares of common stock and 20,161 warrants for cash proceeds of $108,750, net of offering costs of $16,250 (see Note 9).

In May 2009, the Company performed a private placement and agreed to issue 91,743 shares of common stock and 22,936 warrants for cash proceeds of $87,000, net of offering costs of $13,000 (see Note 9).

In June 2009, the Company issued 25,000 shares of common stock in exchange for legal advisory services. The shares were valued at $25,000, which represents the fair market value of the services provided.

In June 2009, the Company issued 150,000 shares of common stock in exchange for consulting services related to technology development. The shares were valued at $202,500, which represents the fair market value of the services provided on the award date.

In June 2009, the Company issued 9,858 shares of common stock for finder’s fee commissions. The shares were valued at $14,625, which represents the fair market value of the services provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

8.             EQUITY (Continued)

Common Stock (Continued)

In June 2009, the Company performed a private placement and issued 63,602 shares of common stock and 15,901 warrants for cash proceeds of $65,250, net of offering costs of $9,750 (see Note 8).

In June 2009, the Company issued 25,000 shares of common stock in connection with a debt issuance. The shares were valued at $31,000, which represents the fair market value of the debt issuance costs on the award date.

In July 2009, the Company issued 36,585 shares of common stock in exchange for sales and business advisory services. The shares were valued at $30,000, which represents the fair market value of the services provided on the award date.

In July 2009, the Company issued 55,000 shares of common stock in connection with debt issuances. The shares were valued at $50,400, which represents the fair market value of the debt issuance costs on the award date.

In August 2009, the Company issued 16,000 shares of common stock in exchange for legal advisory services. The shares were valued at $15,040, which represents the fair market value of the services provided.

In August 2009, the Company issued 86,234 shares of common stock for finder’s fee commissions. The shares were valued at $79,875, which represents the fair market value of the services provided on the award date.

In August 2009, the Company performed a private placement and issued 387,397 shares of common stock and 115,385 warrants for cash proceeds of $270,000, net of offering costs of $30,000 (see Note 9).

In August 2009, the Company issued 85,277 shares of common stock in exchange for the conversion of $55,430 in accrued interest on convertible notes payable (see Note 4).

Prepaid Services Paid In Common Stock

In April 2009, the Company issued 160,000 shares of common stock to consultants for marketing related advisory services valued at $102,400 on the date of issuance, which will be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuances amounted to $78,560 at August 31, 2009.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

8.             EQUITY (Continued)

Prepaid Services Paid In Common Stock (Continued)

In January 2009, officers of the Company transferred 2,500,000 shares of their personally owned LBT common stock to certain advisors in exchange for capital raising services to be provided in 2009. The amount recorded as advances from officers and related deferred financing costs totaled $2,850,000 to be amortized over the performance period.  In May 2009, the $2,850,000 of advances from officers was converted into shares of the Company’s common stock. At this time, the unamortized deferred financing costs were reclassified as prepaid services paid in common stock. Unamortized prepaid services paid in common stock related to such issuance amounted to $950,000 at August 31, 2009.

Warrants

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

8.             EQUITY (Continued)

Warrants (Continued)

In May 2009, the Company issued “Series J” warrants in connection with a private placement to purchase 22,936 common shares at $1.24 per share. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,649 (see Note 9).

In June 2009, the Company issued “Series K” warrants in connection with a private placement to purchase 15,901 common shares at $1.34 per share. The fair value of the warrants using the Black-Scholes option pricing model amounted to $13,966 (see Note 9).

In August 2009, the Company issued “Series L” warrants to certain consultants to purchase 115,385 common shares at $0.65 per share in exchange for consulting services related to capital raising efforts. The fair value of the warrants using the Black-Scholes option pricing model amounted to $58,142 (see Note 9).

In August 2009, the Company issued “Series M” warrants in connection with a private placement to purchase 96,849 common shares at $1.04 per share. The fair value of the warrants using the Black-Scholes option pricing model amounted to $57,186 (see Note 9).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan.  The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards.  The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board.  There were 561,734 shares of common stock granted under the plan during the year ended August 31, 2009. No shares of common stock were granted under the plan during the year ended August 31, 2008.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

9.             STOCK OPTIONS AND WARRANTS

Stock Options

Each of the Company’s three officers holds an option to purchase up to 2,000,000 shares of common stock at $1 per share, for a total of 6,000,000 optioned shares. Options to purchase 1,000,000 shares each are exercisable upon the achievement of 100,000 customers, and the remaining options to purchase 1,000,000 shares each are exercisable upon the achievement of 250,000 customers. None of the options are presently exercisable. All such options vest upon a change of control of the Company. The options expire ten years from the date of performance goal achieved.

Warrants

On June 2, 2008, the Company agreed to issue “Series C” warrants to six technology and legal consultants to purchase a total of 180,000 common shares at $2.00 per share, in exchange for consulting and advisory services related to developing the PocketFinder®. The warrants expire June 2, 2013. The fair value of the warrants using the Black-Scholes option pricing model amounted to $353,447. No warrants were exercised as of August 31, 2009.

On August 29, 2008, the Company agreed to issue a “Series D” warrant to purchase 18,405 common shares at $1.63 per share and a “Series E” warrant to purchase 15,000 common shares at $2.00 per share, to a sales consultant in exchange for advisory services related to the sale of the Company’s PocketFinder® family of products. The “Series D” warrants and “Series E” warrants expire March 3, 2013 and June 2, 2013, respectively. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,088 and $36,392 for the “Series D” and “Series E” warrants, respectively. No warrants were exercised as of August 31, 2009.

On November 3, 2008, the Company agreed to issue “Series G” warrants to certain consultants to purchase 81,724 common shares at $2.45 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 3, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $160,939. No warrants were exercised as of August 31, 2009.

On November 24, 2008, the Company agreed to issue “Series H” warrants to certain consultants to purchase 1,528,410 common shares at $0.88 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 24, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,115,361. No warrants were exercised as of August 31, 2009.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

 9.            STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On May 15, 2009, the Company agreed to issue “Series I” warrants in connection with a private placement to purchase 20,161 common shares at $1.76 per share. The warrants expire May 21, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $23,030. No warrants were exercised as of August 31, 2009.

On May 27, 2009, the Company agreed to issue “Series J” warrants in connection with a private placement to purchase 22,936 common shares at $1.24 per share. The warrants expire May 27, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,649. No warrants were exercised as of August 31, 2009.

On June 5, 2009, the Company agreed to issue “Series K” warrants in connection with a private placement to purchase 15,901 common shares at $1.34 per share. The warrants expire June 5, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $13,966. No warrants were exercised as of August 31, 2009.

On May 1, 2009, the Company agreed to issue “Series L” warrants to certain consultants to purchase 115,385 common shares at $0.65 per share in exchange for consulting services related to capital raising efforts. The warrants expire on May 1, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $58,142. No warrants were exercised as of August 31, 2009.

On July 31, 2009, the Company agreed to issue “Series M” warrants in connection with a private placement to purchase 96,849 common shares at $1.04 per share. The warrants expire on August 7, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $57,186. No warrants were exercised as of August 31, 2009.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

10.           PROVISION FOR INCOME TAXES (Continued)

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

The components of the Company’s deferred tax asset as of August 31, 2009, are as follows:

Net operating loss carry forward	$7,568,000
Valuation allowance	(7,568,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $4,120,000 for the year ended August 31, 2009.

As of August 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $19,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2029. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

11.           SUBSEQUENT EVENTS

Common Stock and Warrant Issuances

On September 3, 2009, the Company issued 50,000 shares of common stock in connection with note payable extensions. The shares were valued at $41,000, which represents the fair market value of note payable extension costs on the award date.

On September 14, the Company performed a private placement and issued 129,870 shares of common stock and 32,468 warrants for cash proceeds of $100,000.

On September 15, 2009, the Company performed a private placement and issued 110,685 shares of common stock and 27,671 warrants for cash proceeds of $67,500, net of offering costs of $7,500.

On September 29, 2009, the Company issued 50,000 shares of common stock in exchange for accounting related advisory services. The shares were valued at $38,500, which represents the fair market value of the services provided on the award date.

On September 29, 2009, the Company issued 9,615 shares of common stock in exchange for sales and business advisory services. The shares were valued at $10,000, which represents the fair market value of the services provided on the award date.

On September 29, 2009, the Registrant issued 4,870 shares of its restricted common stock for finder’s fee commissions.  The shares were valued at $3,750, which represents the fair market value of the services provided on the award date.

On November 2, 2009, the Company performed a private placement and agreed to issue 90,909 shares of common stock and 20,000 warrants for cash proceeds of $60,000.

Location Based Technologies, Ltd.

On September 30, 2009, the Company formed Location Based Technologies, Ltd. (“LBT, Ltd.”), in England to establish a presence in Europe. LBT, Ltd. is a wholly owned subsidiary of the Company.

Lease Agreement

On November 11, 2009, the Company entered into a sublease agreement to lease approximately 10,600 square feet of general office space in Irvine, California, for base rent ranging from $7,986 to $15,440 per month over the lease term.  The lease term is from December 1, 2009 through July 31, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2009, due to the material weaknesses described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of August 31, 2009 due to material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical within companies in the early growth stages. We may not be able to fully remediate the material weakness until we commence full production of the Pocketfinder product line, at which time we would expect to hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.  As financing permits, we will also add outside directors to our Board to improve the effectiveness of our corporate governance.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the year ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors.  Each of our directors is elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified.  At present, no director is compensated for his or her services as director.  We have not adopted any formal procedure by which a stockholder may recommend non-issuers to serve on our board of directors.

The board of directors has no nominating, audit or compensation committee at this time.

Each of our three executive officers serves pursuant to employment contracts which terminate in October 2012 subject to the automatic and successive one-year extensions if not cancelled by either party.  See “Item 11, Executive Compensation – Employment Contracts.”

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
David M. Morse	56	Co-President and Chief Executive Officer and Director
Joseph F. Scalisi	46	Co-President and Chief Development Officer and Director
Desiree Mejia	38	Chief Operating Officer, Principal Financial Officer, Secretary and Director

Dr. Morse has served as Co-President, Chief Executive Officer and Chairman of the Board of Directors since October 9, 2007.  From late 2001 to 2005, Dr. Morse was involved in several start-up ventures providing consulting services (People Basics from August 2001 to April 2002 and ESP Networks from April 2002 to July 2004).  Early development work on the PocketFinder® began in 2004 and resulted in the establishment of the company in September of 2005.  Dr. Morse brings 20 years of executive-level experience to the company.  The majority of his career focused on the consumer market, leading him to serve as Vice President of Consumer Billing Services for Pacific Bell from 2000 to 2001.  His passion for customer service led to his appointment as Chief Customer Officer for Pacific Bell from 1997 to 2000 where he worked directly with the Chairman and the Executive Committee to establish the alignment of corporate strategy and process management objectives.  Prior to Pacific Bell, he served as Vice President of Sales and Service for SBC, now AT&T, the second largest telecommunications company in the United States from 1991 to 1997.  While at SBC, he led an organization of more than 4,000 employees in 23 locations, serving 7,000,000 households.  Subsequent to leading the consumer organization, he served as Vice President of Product Marketing responsible for SBC’s core billing product.

Dr. Morse received a PhD in Organizational Behavior from Columbia Pacific University, a Master of Arts degree in Psychology from the University of Northern Colorado and a Bachelor of Science degree from Brigham Young University.

Dr. Morse has given keynote addresses on education and business management to several organizations and lectured at University of California at Berkeley, University of California at Davis, University of California at Los Angeles and Massachusetts Institute of Technology.  He also serves as Chair for the University of California’s Board focused on Mathematics, Engineering, and Science Achievement (MESA).

Mr. Scalisi has served as Co-President, Chief Development Officer and a director since October 9, 2007.  As co-founder of the company, Mr. Scalisi designed the first generation PocketFinder® device.  With vast of knowledge of the communications industry, including expertise in patents and trademarks, Mr. Scalisi is responsible for filing intellectual property applications, architecting the PocketFinder® design team (interactive voice recognition (“IVR”), mapping interface, man-machine user interface, and hardware design) and participates in the negotiation of contracts.  Mr. Scalisi is married to Ms. Mejia.

Prior to becoming involved with the PocketFinder® device, Mr. Scalisi was employed by ESP Networks from February 2000 to November 2004 doing wireless development for a restricted use cellular phone with an automated pager system.

Mr. Scalisi has received 21 domestic issued patents along with four international patents.  He is currently working on 17 additional patent applications filed over the past several years.  He attended Fullerton College.

Ms. Mejia has served as Chief Operating Officer, Principal Financial Officer, Secretary and a director since October 9, 2007.  As a co-founder of the Company, Ms. Mejia is responsible for running the day-to-day operations and oversees with the Accounting and Marketing departments.  Ms. Mejia is married to Mr. Scalisi.

Ms. Mejia developed the PocketFinder® concept after realizing that a true need exists to “see” your children even when you can’t be with them.  With co-founder Joseph Scalisi, Ms. Mejia took the concept of using a GSM/GPRS tracking platform, combining it with a mapping service and creating a revolutionary tracking system.  Thus the PocketFinder® system was born.

For the five years prior to becoming our Chief Operating Officer, Ms. Mejia worked for ESP Networks from December 2000 through November 2004.  Prior to that, Ms. Mejia worked with venture capital firms to help raise funds for the technology sector prior to 2000.  She also consulted with a wireless manufacturing company to assist with the launch of a new wireless device.  Prior to this, Ms. Mejia worked with Deloitte and Touche, LLP where she specialized in the technology and telecommunications field.  Previously, Ms. Mejia acted as the head researcher and assistant to the Chairman at MESA Research, whose clients included AT&T, Motorola, Nortel, 3Com and Phillips.  She has a Bachelor of Arts degree in Sociology from California State University, Dominguez Hills, California.

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

Other Persons Expected to Make Significant Contributions.

David Butler, through our agreement with Aero Technology UK Ltd., provides us with wireless product development consulting services.  For more than six years, he has been the Managing Director of Aero Technology UK Ltd., a British company, providing international wireless communications expertise to its clients.

Roger Anderson provides us with encryption, data compression and IVR consulting services.  For more than six years, he has been the President or Manager of Call Knowing, LLC, providing encryption, data compression and IVR expertise to its clients.

Tina Florance, CPA, provides us with accounting and financial advisory services.  She oversees our accounting group and is responsible for all of our SEC filing and reporting requirements.

Code of Ethics.  We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act.  We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending August 31, 2009 and 2008.

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David M. Morse (1)	2009	128,750	(4)	–	432,000	–	–	–	–	560,750	(4)
	2008	120,000	(4)	–	–	–	–	–	–	120,000	(4)

Joseph F. Scalisi (2)	2009	128,750	(5)	–	432,000	–	–	–	–	560,750	(5)
	2008	120,000	(5)	–	–	–	–	–	–	120,000	(5)

Desiree Mejia (3)	2009	128,750	(6)	–	432,000	–	–	–	–	560,750	(6)
	2008	120,000	(6)	–	–	–	–	–	–	120,000	(6)

(1)	Co-President, Chief Executive Officer and Chairman of the Board
(2)	Co-President, Chief Development Officer and Director
(3)	Chief Operating Officer, Principal Financial Officer, Secretary and Director
(4)
In 2009, $40,000 was paid and $88,750 was accrued for future payment.  In 2008, $95,000 was paid and $25,000 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.

(5)
In 2009, $40,000 was paid and $88,750 was accrued for future payment.  In 2008, $64,980 was paid and $55,020 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.  In June 2008, $140,495 of accrued compensation was converted into 140,925 shares of common stock.

(6)
In 2009, $40,000 was paid and $88,750 was accrued for future payment.  In 2008, $115,097 was paid and $4,903 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.  In June 2008, $130,000 of accrued compensation was converted into 130,000 shares of common stock.

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive officers as of August 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Morse	--	2,000,000(1)	--	$1/share	(1)	--	--	--	--
Joseph Scalisi	--	2,000,000(1)	--	$1/share	(1)	--	--	--	--
Desiree Mejia	--	2,000,000(1)	--	$1/share	(1)	--	--	--	--

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

Employment Contracts.

David Morse, our Chief Executive Officer, is employed pursuant to a written agreement.  The agreement expires on October 9, 2012; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Mr. Morse is entitled to a base salary of $12,500 per month and is entitled to adjustments to his base salary based on certain performance standards.  He may participate in any general bonus plan established by the board of directors and is entitled to participate in the stock incentive plan of the Company on such terms as the board deems appropriate from time to time.  He will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days), resignation, and good cause as defined.  If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for two years.

Joseph Scalisi, our Co-President and Chief Development Officer, is employed pursuant to a written agreement.  The agreement expires on October 9, 2012; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Mr. Scalisi is entitled to a base salary of $12,500 per month and is entitled to adjustments to his base salary based on certain performance standards.  He may participate in any general bonus plan established by the board of directors and is entitled to participate in the stock incentive plan of the Company on such terms as the board deems appropriate from time to time.  He will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days), resignation, and good cause as defined.  If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for two years.

Desiree Mejia, our Chief Operating Officer and Secretary, is employed pursuant to a written agreement.  The agreement expires on October 9, 2012; provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Ms. Mejia is entitled to a base salary of $12,500 per month and is entitled to adjustments to her base salary based on certain performance standards.  She may participate in any general bonus plan established by the board of directors and is entitled to participate in the stock incentive plan of the Company on such terms as the board deems appropriate from time to time.  She will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on her death, incapacity (after 180 days), resignation, and good cause as defined.  If she is terminated without cause, she is entitled to base salary, all bonuses otherwise applicable, and medical benefits for two years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 10, 2009, regarding the beneficial ownership of our common stock (our only class of voting securities) by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers and directors, and (iii) by all of our executive officers, directors and more than five percent owners as a group.  Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  Unless otherwise noted in the table, the address for each of the persons identified is 4989 East La Palma Avenue, Anaheim, California 92807.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock

David M. Morse Co-President, CEO and Chairman of the Board	18,806,013 shares	19.35%

Joseph F. Scalisi Co-President, Chief Development Officer and Director	16,615,916 shares	17.10%

Desiree Mejia Chief Operating Officer, Principal Financial Officer, Secretary and Director	16,891,666 shares	17.38%

The MPR Revocable Trust 5909 Sea Otter Place Carlsbad, CA 92010	6,000,000 shares	6.17%

All executive officers, directors and more than five percent owners as a group	58,313,595 shares	60.00%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence.  We have no directors who are not also officers of the company. Thus, none are independent.

Related Party Transactions.  There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Regulation S-K, except as follows:

On September 3, 2008, we entered into an unsecured promissory note agreement with Joseph Scalisi, our Co-President and stockholder, for $950,000.  Under the terms of the promissory note agreement, the principal and any unpaid interest was to repaid by March 3, 2009, six months from the date of issuance.  The note bore interest at 8% per annum and could be repaid at any time before the repayment date, in part or in full, without penalty.  In May 2009, the note payable balance and accrued interest amounting to $255,500 and $26,541, respectively, was converted into 425,187 shares of our common stock on the basis of $0.66 per share.

On January 26, 2009, we entered into an unsecured promissory note agreement with Joseph Scalisi, our Co-President and stockholder, for $350,000.  Under the terms of the promissory note agreement, the principal and any unpaid interest was to be repaid by April 26, 2009, three months from the date of issuance.  The note bore interest at 8% per annum and could be repaid at any time before the repayment date, in part or in full, without penalty. In May 2009, the note payable balance and accrued interest totaling $350,000 and $7,288, respectively, was converted into 538,625 shares of our common stock on the basis of $0.66 per share.

On August 15, 2008, we entered into a consulting agreement with Richard Mejia, Jr. for business and financial advisory services related to fund raising, corporate governance and SEC filings.  The agreement expires February 15, 2009, but may be extended for an additional six-month period.  Mr. Mejia receives an hourly amount for his services that may be paid in a combination of cash and/or equity with the cash portion not to exceed 50%.  Mr. Mejia is the father of Desiree Mejia, Chief Operating Officer, Principal Financial Officer, Secretary and Director, of the company.  Mr. Mejia, is a retired partner from Ernst & Young LLP.  The agreement expired August 15, 2009, and Mr. Mejia did not receive any compensation under this agreement.

From inception to August 31, 2009, each of David Morse, Joseph Scalisi and Desiree Mejia were paid salaries or other compensation totaling $965,750 (of which $297,500 was accrued for future payment), $965,750 (of which $107,500 was accrued for future payment) and $965,750 (of which $105,903 was accrued for future payment), respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Comiskey & Company served as our independent registered public accounting firm for the fiscal years ended August 31, 2009 and 2008.  The following table represents the fees billed to us for the audit and other services provided by our accountants:

	2009	2008
Audit Fees	$48,561	$98,891
Tax Fees	5,760	2,400
All other Fees	-	-

Total Fees	$54,321	$101,291

AUDIT FEES. This category includes the annual audit of our financial statements included in our Form 10-K and the quarterly reviews of our financial statements included in our Form 10-Qs.  This category also includes advice on accounting matters that is normally provided by the accountant in connection with statutory and regulatory filings.

TAX FEES. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

ALL OTHER FEES. None.

Pre-Approval Policies and Procedures.  Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.  All of the services described above were approved by the board of directors in accordance with its procedures.  As noted previously, we do not have an audit committee.

PART IV

ITEM 15.  EXHIBITS

Exhibit No.*	Document Description
3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (1)
3.1A 3.2	Amended Articles of Incorporation dated October 20, 2008. (15) Amended and Restated By-Laws of Location Based Technologies, Inc. (2)
10.1	Executive Employment Agreement between the Company and David Morse dated October 9, 2007. (3)
10.2	Executive Employment Agreement between the Company and Joseph Scalisi dated October 9, 2007. (3)
10.3	Executive Employment Agreement between the Company and Desiree Mejia dated October 9 2007. (3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse dated August 30, 2007 (obligation assumed by the Company). (3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi dated August 30, 2007 (obligation assumed by the Company). (3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia dated August 30, 2007 (obligation assumed by the Company). (3)
10.7	Series A Warrant Agreement between the Company and Northstar Investments, Inc. dated August 15, 2007. (3)
10.8	Series B Warrant Agreement between the Company and Northstar Investments, Inc. dated August 15, 2007. (3)
10.9	Finder’s Fee Agreement between PocketFinder, LLC and Northstar Investments, Inc. dated March 9, 2007 (obligation assumed by the Company). (3)
10.10	Consulting Agreement between PocketFinder, LLC and Northstar Investments, Inc. dated July 16, 2007 (obligation assumed by the Company ). (3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp. adopted September 10, 2007 (obligation assumed by the Company). (3)
10.12	Product Design Agreement between Location Based Technologies, Corp. and Aero Technology UK, Ltd. dated May 1, 2007 (obligation assumed by the Company). (3)
10.13	PocketFinder Branding and Website – Control Agreement between PocketFinder, LLC and Coregenic, LLC dated September 20, 2006 (obligation assumed by the Company). (3)
10.14	Professional Services Contract between PocketFinder, LLC and Coregenic, LLC dated September 27, 2006 (obligation assumed by the Company). (3)
10.15	Consulting Agreement between Location Based Technologies, Corp. and Michael Beydler dated October 3, 2006 (obligation assumed by the Company). (3)
10.16	Consulting Agreement between Location Based Technologies, Corp. and Roger Anderson dated July 10, 2006 (obligation assumed by the Company). (3)
10.17	Promissory Note Agreement for $900,000 between PocketFinder, Inc. and David Morse dated November 28, 2005 (obligation assumed by the Company). (3)
10.18
M2M Telecommunications Services Agreement (portions of Attachment D to this Exhibit 99.1 have been omitted pursuant to a request for confidential treatment which has been approved by the Commission). (4)

10.19	Consulting Agreement between the Company and Brooks Secrest dated December 10, 2007. (13)
10.20	Consulting and Sales Representative Agreement between the Company and WhizBiz, LLC dated January 2, 2008. (13)
10.21	Consulting Agreement between the Company and Tina Florance, CPA, dated January 2, 2008. (13)
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”) dated February 27, 2008. (6)
10.23	Technology License and Distribution Agreement between the Company and NXP dated February 27, 2008. (7)
10.24	Platform Development Agreement between the Company and NXP dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the Company and NXP dated February 27, 2008. (9)
10.26	Call Center Services Contract between the Company and 24/7 INtouch dated September 25, 2007. (14)
10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc. dated May 30, 2008. (10)

10.28	Business Development Consulting Agreement between the Company and The Scigliano Group dated March 1, 2008. (14)
10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr. dated August 15, 2008. (15)
10.30	Loan Promissory Note Agreement for $950,000 between the Company and Joseph Scalisi dated September 3, 2008. (11)
10.31	Consulting Services Agreement between the Company and Michael Dautermann dated October 16, 2008. (15)
10.32	Consent of Independent Registered Accounting Firm (15)
10.33	Loan Promissory Note Agreement for $625,000 between the Company and Gemini Master Fund, Ltd. dated November 18, 2008. (16)
10.34	Loan Promissory Note Agreement for $300,000 between the Company and Steve Finley dated December 24, 2008. (16)
10.35	Loan Promissory Note Agreement for $350,000 between the Company and Joseph Scalisi dated January 26, 2009. (16)
10.36	Professional Services Agreement between the Company and LoadRack, LLC dated January 28, 2009. (16)
10.37	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated January 30, 2009. (16)
10.38	Endorsement Agreement between the Company and John Riegger dated February 12, 2009. (16)
10.39	Senior Secured Promissory Note Agreement for $100,000 between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.40	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.41	Stock Purchase Agreement between the Company and Aaron Taylor dated May 15, 2009. (18)
10.42	Stock Purchase Agreement between the Company and ORI Services Corp. dated May 27, 2009. (19)
10.43	Promissory Note Agreement for $100,000 between the Company and Netgain Financial, Inc. dated May 27, 2009. (19)
10.44	Stock Purchase Agreement between the Company and Michael Flanagan dated June 5, 2009. (20)
10.45	Settlement Agreement and Release between the Company and the Redwood Parties. (20)
10.46	Senior Convertible Promissory Note Agreement for $250,000 between the Company and David Nagelberg dated July 24, 2009. (21)
10.47	Stock Purchase Agreement between the Company and Affinitas Corporation dated July 31, 2009. (21)
10.48	Extension Agreement between the Company and Gemini Master Fund, Ltd. dated August 20, 2009 (22)
10.49	Stock Purchase Agreement between the Company and David M. Morse, Jr. dated September 14, 2009. (23)
10.50	Stock Purchase Agreement between the Company and Robin Babcock dated September 15, 2009. (23)
10.51	Consulting Agreement between the Company and Tina Florance, CPA, dated May 1, 2009. (24)
10.52	Promissory Note Agreement for $300,000 between the Company and Alder Capital Partners I, L.P. dated July 6, 2009. (25)
10.53	Executive Employment Agreement between the Company and Rod Egdorf dated July 3, 2009.
10.54	Assistance Services Agreement between the Company and u-blox America, Inc. dated July 7, 2009.
10.55	Sublease Agreement between the Company and California Avocado Commission dated October 26, 2009.
10.56	Stock Purchase Agreement between the Company and Allen Simon dated November 2, 2009.
14.1	Code of Business Conduct and Ethics Policy
21.1	Subsidiary of the Registrant
Location Based Technologies, Ltd. ( an England and Wales private limited company)
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer

(1)
Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.

(2)	Filed as Exhibit 3.(II) to the SRI SB-2 and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.

(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.

(5)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”).
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2009 8-K.
(10)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008.
(11)	Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008.
(12)	Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008.
(13)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008.
(14)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008.
(15)	Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008.
(16)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2009.
(17)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
(18)	Filed as like-numbered exhibit to registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2009.
(19)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2009.
(20)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.
(21)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.
(22)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009.
(23)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2009.
(24)	Filed as Exhibit 10.44 to registrant’s Form 10-Q filed with the SEC on July 14, 2009.
(25)	Filed as Exhibit 10.45 to registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2009.

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Dated: November 27, 2009	By:	/s/ David M. Morse
David M. Morse, Co- President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Dated: November 27, 2009	By:	/s/ David M. Morse
David M. Morse, Co- President, Chief Executive Officer and Director

Dated: November 27, 2009	By:	/s/ Desiree Mejia
Desiree Mejia Chief Operating Officer, Principal Financial Officer, Principal Accounting Officer and Director

Dated: November 27, 2009	By:	/s/ Joseph Scalisi
Joseph Scalisi, Co-President, Chief Technology Officer, and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.
No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.