Form 10-Q
period 2009-11-30
Location Based Technologies, Inc.
filed 2010-01-14
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended  November 30, 2009

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from        to

Commission File Number 333-139395

LOCATION BASED TECHNOLOGIES, INC.
(Name of registrant as specified in its charter)

Nevada	20-4854758
(State of incorporation)	(I.R.S. Employer Identification No.)

38 Discovery, Suite 150, Irvine, California 92618
(Address of principal executive offices)

888-600-1044
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

As of January 11, 2010, there were 97,269,496 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2009 and August 31, 2009

	November 30,	August 31,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,480	$200,099
Accounts receivable	317,733	75,203
Costs and estimated earnings in excess of billings
on uncompleted contracts	39,597	292,723
Prepaid expenses and other assets	157,598	122,078
Deferred financing costs	29,158	70,257

Total current assets	545,566	760,360

Property and equipment, net of accumulated depreciation	1,339,769	1,300,641

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,247,896	1,238,653
Deposits	15,439	-

Total other assets	1,263,335	1,238,653

TOTAL ASSETS	$3,148,670	$3,299,654

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,541,523	$932,616
Accrued officer compensation	635,903	510,903
Advances from officers	171,900	-
Accrued interest, advances from officers	1,085	-
Note payable	140,000	140,000
Accrued interest, note payable	26,229	22,041
Convertible notes payable, net of unamortized discount	1,375,000	1,210,389
Accrued interest, convertible notes payable	47,242	19,405

Total current liabilities	3,938,882	2,835,354

TOTAL LIABILITIES	3,938,882	2,835,354

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
97,178,587 and 96,823,547 shares issued and outstanding
at November 30, 2009 and August 31, 2009, respectively	34,779	34,424
Common stock to be issued	116	-
Additional paid-in capital	21,555,701	21,224,422
Prepaid services paid in common stock	(302,140)	(1,028,560)
Accumulated deficit	(22,078,668)	(19,765,986)

Total stockholders' equity (deficit)	(790,212)	464,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,148,670	$3,299,654

See accompanying notes to unaudited financials statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30, 2009 and 2008
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2009	2008

Net revenue
Devices	$2,981	$-
Services	3,445	-
Consulting	46,874	-

Total net revenue	53,300	-

Cost of revenue
Devices	1,762	-
Services	14,187	-
Consulting	82,727	-

Total cost of revenue	98,676	-

Gross profit (loss)	(45,376)	-

Operating expenses
General and administrative	232,862	167,938
Officer compensation	135,000	90,000
Professional fees	161,792	362,258
Rent	34,917	33,900
Research and development	435,363	576,111

Total operating expenses	999,934	1,230,207

Net operating loss	(1,045,310)	(1,230,207)

Other income (expense)
Financing costs	(982,431)	(1,845,549)
Amortization of beneficial conversion feature	(164,611)	-
Amortization of debt issuance costs	(58,099)	-
Interest income (expense), net	(61,517)	(18,724)
Foreign currency gain (loss), net	86	3,103

Total other income (expense)	(1,266,572)	(1,861,170)

Net loss before income taxes	(2,311,882)	(3,091,377)

Provision for income taxes	800	800

Net Loss	$(2,312,682)	$(3,092,177)

See accompanying notes to unaudited financials statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30, 2009 and 2008
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2009	2008

Accumulated Deficit:

Balance, beginning of period	$(19,765,986)	$(10,023,845)

Net Loss	$(2,312,682)	$(3,092,177)

Balance, end of period	$(22,078,668)	$(13,116,022)

Basic - Earnings (loss) per share	$(0.02)	$(0.04)

Basic - Weighted Average Number
of Shares Outstanding	97,083,630	87,173,267

See accompanying notes to unaudited financials statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2009 and 2008
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2009	2008

Cash Flows from Operating Activities
Net loss	$(2,312,682)	$(3,092,177)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,116	7,925
Amortization of beneficial conversion feature	164,611	-
Amortization of prepaid services paid-in common stock	726,420
Common stock issued for services	52,250	566,272
Common stock issued for financing costs	58,000	-
Warrants issued for services	-	1,276,299
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(242,530)	-
(Increase) decrease in costs and estimated earnings in
excess of billings on uncompleted contracts	253,126	-
(Increase) decrease in prepaid expenses and other assets	(48,728)	8,324
(Increase) decrease in deferred financing costs	41,099	-
(Increase) decrease in deposits	(2,231)	-
Increase (decrease) in accounts payable and accrued expenses	608,907	208,342
Increase (decrease) in accrued officer compensation	125,000	60,000
Increase (decrease) in accrued interest	33,110	18,532

Net cash used in operating activities	(525,532)	(946,483)

Cash Flows from Investing Activities
Purchase of property and equipment	(56,281)	(207,805)
Additions to patents and trademarks	(10,206)	(23,175)

Net cash used in investing activities	(66,487)	(230,980)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	167,500	-
Proceeds from common stock be to issued, net of offering costs	54,000	-
Advances / (repayments) from officers, net	171,900	267,000
Proceeds from note payable	-	950,000

Net cash provided by financing activities	393,400	1,217,000

Net increase (decrease) in cash and cash equivalents	(198,619)	39,537

Cash and cash equivalents, beginning of period	200,099	20,569

Cash and cash equivalents, end of period	$1,480	$60,106

See accompanying notes to unaudited financials statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2009 and 2008
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2009	2008

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$13,300	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$58,000	$-
Issuance of common stock for services	$52,250	$566,272
Issuance of warrants for services	$-	$1,276,299

See accompanying notes to unaudited financials statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

On September 30, 2009, the Company formed Location Based Technologies, Ltd. (“LBT, Ltd.”), an England and Wales private limited company, to establish a presence in Europe. LBT, Ltd. is a wholly owned subsidiary of the Company.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

Consolidation Policy

The accompanying consolidated financial statements include the operations of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Stock Split

All share and per-share amounts in the accompanying financial statements, unless otherwise indicated, have been retroactively restated to reflect a 3 for 1 stock split approved by the Board in October 2008, as if the split had been in effect since inception.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2009, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of November 30, 2009, had an accumulated deficit of $22,078,668. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

Reclassifications

Certain reclassifications have been made to prior period amounts or balances to conform to the presentation adopted in the current period.

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at November 30, 2009 are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenues and Accounts Receivable – For the three months ended November 30, 2009, the Company’s largest customer accounted for 87.9% of total revenues. Total revenues from this customer were $46,874 for the three months ended November 30, 2009. Total accounts receivable due from this customer at November 30, 2009, amounted to $315,000.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of November 30, 2009, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

Fair Value of Financial Instruments

Pursuant to FASB ASC 820 – Fair Value Measurement and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet. The carrying value of cash, accounts receivable, accounts payable and notes payable approximate their fair value due to the short period to maturity of these instruments.

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of November 30, 2009 and August 31, 2009, the Company capitalized $1,153,953 and $1,146,852 for patent related expenditures, respectively. As of November 30, 2009 and August 31, 2009, the Company capitalized $114,623 and $111,518 for trademark related expenditures, respectively.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $963 and $117 for the three months ended November 30, 2009 and 2008, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of November 30, 2009 and August 31, 2009, the Company capitalized costs totaling $1,260,740 and $1,209,204, respectively, related to its website development. The website development costs will be depreciated when the website is completed and ready for use.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets, that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of November 30, 2009, the Company did not deem any of its long-term assets to be impaired.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for the beneficial conversion feature of convertible notes payable when the conversion rate is below market value. Pursuant to FASB ASC 470-20 – Debt With Conversion and Other Options, the estimated fair value of the beneficial conversion feature is recorded in the financial statements as a discount from the face amount of the notes. Such discounts are amortized over the term of the notes or conversion of the notes, if sooner.

In August 2009, the Company recognized a beneficial conversion feature totaling $189,615 in connection with a $625,000 convertible note payable and a $100,000 convertible note payable (see Note 4). Amortization expense related to the beneficial conversion feature amounted to $164,611 for the three months ended November 30, 2009.

Revenue Recognition

Revenues are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, when (a) persuasive evidence of an arrangement exists, (b) the products or services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectability is reasonably assured. In instances where the customer, at its discretion, has the right to reject the product or services prior to final acceptance, revenue is deferred until such acceptance occurs.

Consulting Revenue – The  Company’s consulting revenue consists of software customization and consulting service contracts recognized utilizing the percentage-of-completion method in accordance with FASB ASC 605-35 – Revenue Recognition Construction-Type and Production-Type Contracts. For fixed fee contracts the percentage-of-completion is measured by the percentage of software customization or consulting hours incurred to date to total estimated hours. This method is used because management believes that hours expended is the best measure of progress on these engagements. Revisions in total estimated hours are reflected in the accounting period in which the required revisions become known. Anticipated losses on contracts are charged to income in their entirety when such losses become evident.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the three months ended November 30, 2009 and 2008, the Company incurred $435,363 and $576,111 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 franchise fee in its provision for income taxes for the three months ended November 30, 2009 and 2008.

Earnings/ Loss Per Share

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with FASB ASC 260 – Earnings Per Share, which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 will not have a material impact on the Company’s financial position or results of operations.

The Company accounts for subsequent events according to FASB ASC 855 -  Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. The Company evaluated subsequent events as of filing these financial statements with the Securities and Exchange Commission (“the Commission”) on January 13, 2010, and found no material subsequent events requiring additional disclosure or recognition in this Form 10-Q.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”), (as codified in FASB ASC Topic 810, “Consolidation”), which amends FASB Interpretation No. (“FIN”) 46(R) regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”), (as codified in FASB ASC Topic 105, “Generally Accepted Accounting Principles”), which approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification impacted the Company’s financial statement disclosures as all references to authoritative accounting literature are currently referenced in accordance with the Codification, as the Codification was not intended to change or alter existing GAAP. The adoption of SFAS No. 168 did not have any impact on the Company’s results of operations or financial position.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value,” (“ASU 2009-5”). ASU 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques that use a quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of FASB ASC 820. This update also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  No new fair value measurements are required by the standard. ASU 2009-5 is effective for annual and interim reporting periods beginning after August 27, 2009.  The adoption of ASU 2009-5 did not have a material impact on the Company’s results of operations or financial position.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

2.	PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2009 and August 31, 2009 consists of the following:

	November 30,	August 31,
	2009	2009
Website development costs Machinery and equipment Computer software Computer and video equipment Office furniture Leasehold improvements	$1,260,740 69,684 41,021 36,962 13,166 2,445	$1,209,204 78,388 37,116 27,418 13,166 2,445
Less: accumulated depreciation	1,424,018 (84,249)	1,367,737 (67,096)
Total property and equipment	$1,339,769	$1,300,641

Depreciation expense for the three months ended November 30, 2009 and 2008 amounted to $17,153 and $7,808, respectively.

3.           ADVANCES FROM OFFICERS

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Beginning December 1, 2008, cash advances from officers accrued interest at the rate of 8% per annum. The advances from officers have no formal repayment terms. In January 2009, officers of the Company transferred 2,500,000 shares of their personally owned LBT common stock to certain advisors in exchange for capital raising services to be provided in 2009. The amount recorded totaled $2,850,000, which represents the fair value of the stock transferred, and of the services to be received. For the three months ended November 30, 2009, cash advances from officers totaling $171,900 were provided to the Company to cover operating expenses.

On May 1, 2009, advances from officers and related accrued interest amounting to $2,180,835 and $18,254, respectively, was converted into 3,315,210 shares of the Company’s common stock on basis of $0.66 per share.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

4.           CONVERTIBLE NOTES PAYABLE (Continued)

$625,000 Senior Secured Promissory Note (Continued)

On August 27, 2009, in accordance with the Third Extension, the Company converted $52,603 of interest accrued through July 31, 2009, into 80,927 shares of the Company’s common stock on the basis of $0.65 per share.

The Third Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest.

As of November 30, 2009, the note payable balance, net of unamortized discount, and accrued interest totaled $625,000 and $15,436, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

4.           CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Senior Secured Promissory Note (Continued)

The First Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest.

As of November 30, 2009, the note payable balance, net of unamortized discount, and accrued interest totaled $100,000 and $343, respectively.

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

On November 27, 2009, the promissory note agreement was extended for an additional six months and due on May 27, 2010. As consideration for the extension, the Company issued an additional 25,000 shares of common stock valued at $17,000 on the award date.

As of November 30, 2009, the note payable balance and accrued interest totaled $100,000 and $6,181, respectively.

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

As of November 30, 2009, the note payable balance and accrued interest totaled $300,000 and $14,597, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

4.           CONVERTIBLE NOTES PAYABLE (Continued)

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

As of November 30, 2009, the note payable balance and accrued interest totaled $250,000 and $10,685, respectively.

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

On September 24, 2009, the promissory note agreement was extended for an additional six months and due on March 24, 2010. As consideration for the extension, the Company agreed to pay $5,000 per month during the extension period until the note is repaid.

As of November 30, 2009, the note payable balance and accrued interest totaled $140,000 and $26,229, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

6.         NOTES PAYABLE – RELATED PARTY

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

7.           COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements (Continued)

In January 2008, the Company entered into a consulting and sales representative agreement whereby the consultant will be compensated 5% of certain product sales. In addition, the consultant may earn warrants to purchase up to 600,000 shares of the Company’s common stock upon meeting certain sales targets. The agreement expired December 31, 2008, and shall automatically renew from year to year until terminated by either party.

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

Total rental expense on operating leases for the three months ended November 30, 2009 and 2008 was $34,917 and $33,900, respectively.

As of November 30, 2009 the future minimum lease payments are as follows:

For the Years Ending November 30,

2010	$173,489
2011	123,517

Total	$297,006

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

In September 2009, the Company issued 50,000 shares of common stock in connection with note payable extensions. The shares were valued at $41,000, which represents the fair market value of note payable extension costs on the award date.

In September 2009, the Company performed a private placement and issued 129,870 shares of common stock and 32,468 warrants for cash proceeds of $100,000.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

8.           EQUITY (Continued)

Common Stock (Continued)

In September 2009, the Company performed a private placement and issued 110,685 shares of common stock and 27,671 warrants for cash proceeds of $67,500, net of offering costs of $7,500.

In September 2009, the Company issued 50,000 shares of common stock in exchange for accounting related advisory services. The shares were valued at $38,500, which represents the fair market value of the services provided on the award date.

In September 2009, the Company issued 9,615 shares of common stock in exchange for sales and business advisory services. The shares were valued at $10,000, which represents the fair market value of the services provided on the award date.

In September 2009, the Registrant issued 4,870 shares of its restricted common stock for finder’s fee commissions.  The shares were valued at $3,750, which represents the fair market value of the services provided on the award date.

In November 2009, the Company performed a private placement and agreed to issue 90,909 shares of common stock and 20,000 warrants for cash proceeds of $54,000, net of offering costs of $6,000.

In November 2009, the Company agreed to issue 25,000 shares of common stock in connection with a note payable extension. The shares were valued at $17,000, which represents the fair market value of note payable extension costs on the award date.

Prepaid Services Paid In Common Stock

In April 2009, the Company issued 160,000 shares of common stock to consultants for marketing related advisory services valued at $102,400 on the date of issuance, which will be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuances amounted to $64,640 at November 30, 2009.

In January 2009, officers of the Company transferred 2,500,000 shares of their personally owned LBT common stock to certain advisors in exchange for capital raising services to be provided in 2009. The amount recorded as advances from officers and related deferred financing costs totaled $2,850,000 to be amortized over the performance period.  In May 2009, the $2,850,000 of advances from officers was converted into shares of the Company’s common stock. At this time, the unamortized deferred financing costs were reclassified as prepaid services paid in common stock. Unamortized prepaid services paid in common stock related to such issuance amounted to $237,500 at November 30, 2009.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

8.           EQUITY (Continued)

Warrants

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

In September 2009, the Company issued “Series N” warrants in connection with a private placement to purchase 32,468 common shares at $0.88 per share. The fair value of the warrants using the Black-Scholes option pricing model amounted to $19,309 (see Note 9).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

8.           EQUITY (Continued)

Warrants (Continued)

In August 2009, the Company issued “Series O” warrants in connection with a private placement to purchase 27,671 common shares at $0.77 per share. The fair value of the warrants using the Black-Scholes option pricing model amounted to $14,434 (see Note 9).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan. The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards. The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board. No shares of common stock were granted under the plan during the three months ended November 30, 2009 and 2008.

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

Warrants

On November 3, 2008, the Company agreed to issue “Series G” warrants to certain consultants to purchase 81,724 common shares at $2.45 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 3, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $160,939. No warrants were exercised as of November 30, 2009.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

  9.           STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On November 24, 2008, the Company agreed to issue “Series H” warrants to certain consultants to purchase 1,528,410 common shares at $0.88 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 24, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,115,361. No warrants were exercised as of November 30, 2009.

On May 15, 2009, the Company agreed to issue “Series I” warrants in connection with a private placement to purchase 20,161 common shares at $1.76 per share. The warrants expire May 21, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $23,030. No warrants were exercised as of November 30, 2009.

On May 27, 2009, the Company agreed to issue “Series J” warrants in connection with a private placement to purchase 22,936 common shares at $1.24 per share. The warrants expire May 27, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,649. No warrants were exercised as of November 30, 2009.

On June 5, 2009, the Company agreed to issue “Series K” warrants in connection with a private placement to purchase 15,901 common shares at $1.34 per share. The warrants expire June 5, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $13,966. No warrants were exercised as of November 30, 2009.

On May 1, 2009, the Company agreed to issue “Series L” warrants to certain consultants to purchase 115,385 common shares at $0.65 per share in exchange for consulting services related to capital raising efforts. The warrants expire on May 1, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $58,142. No warrants were exercised as of November 30, 2009.

On July 31, 2009, the Company agreed to issue “Series M” warrants in connection with a private placement to purchase 96,849 common shares at $1.04 per share. The warrants expire on August 7, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $57,186. No warrants were exercised as of November 30, 2009.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

 9.           STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On September 14, 2009, the Company agreed to issue “Series N” warrants in connection with a private placement to purchase 32,468 common shares at $0.88 per share. The warrants expire on September 14, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $19,309. No warrants were exercised as of November 30, 2009.

On September 15, 2009, the Company agreed to issue “Series O” warrants in connection with a private placement to purchase 27,671 common shares at $0.77 per share. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $14,434. No warrants were exercised as of November 30, 2009.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

10.           PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of November 30, 2009, are as follows:
Net operating loss carry forward	$8,364,000
Valuation allowance	(8,364,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:
Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $796,000 for the three months ended November 30, 2009.

As of November 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $21,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2029. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

11.           SUBSEQUENT EVENTS

Warrant Issuances

On December 2, 2009, the Company issued “Series P” warrants to certain consultants to purchase 410,448 common shares at $0.67 per share in exchange for consulting services related to capital raising efforts. The warrants expire on November 24, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $233,109.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

11.           SUBSEQUENT EVENTS (Continued)

Warrant Issuances (Continued)

In December 2009, the Company will issue “Series Q” warrants in connection with a private placement to purchase 20,000 common shares at $0.75 per share. The fair value of the warrants using the Black-Scholes option pricing model amounted to $12,620.

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

Overview.  Location Based Technologies, Inc. was incorporated in Nevada as of April 10, 2006.  We are qualified to do business in California.  Our shares of common stock are currently traded in the over-the-counter market and our stock price is reported on the OTC Bulletin Board under the symbol “LBAS.”  We are headquartered in Irvine, California.

Unless otherwise stated, all references to “we,” “us,” “our,” “LBT,” the “company” and similar designations refer to Location Based Technologies, Inc.

Our Business.  We design, develop, and market personal, pet, personal property and vehicle locator devices and services.  We are the developer of the PocketFinder® family of products and the PocketFinder Network™.  The PocketFinder® family of products serves both consumer and commercial markets.  Three of our products are currently available for sale including PocketFinder Vehicle®, Vehicle Fleet Finder™ and PocketFinder® mobile applications (including PocketFinder® laptop).

PocketFinder® products currently under development and testing include:

•	the PocketFinder®, PetFinder®, and PocketFinder Luggage® locating devices, and
•	the PocketFinder® family vehicle tracking device.

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

The government-owned global positioning satellite, or GPS, system is neither patentable nor exclusive in source.  As a result, other entrants may utilize the same capability as well as existing wireless technologies.  However, it is not GPS and wireless technologies that differentiate our product from the competition.  Rather, it is our proprietary software that transforms available technologies into an intuitive and user-friendly interface that offers greater value, capabilities, and convenience to the customer.

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

We have also developed a new user interface with our PocketFinder Network™ which is designed for the trucking and freight monitoring industry.  This product uses our existing smartphone and hardware applications to provide information to trucking companies about which trucks have partial loads and which have full loads, thereby enabling the companies to consolidate partial loads destined for the same place.  It permits the user to contain costs by allowing companies to move more full trucks rather than partials.  In addition, it notifies the user if a load of perishable food products or temperature sensitive goods may be compromised due to the temperature fluctuations before it is driven further.  It facilitates the delivery of goods to stores by providing all major truck distribution centers with truck location information so that they can shift appointments around to match trucks that are close enough to unload rather than asking customers to hold open loading docks for late trucks.  Presently, this interface is only available in the United States.

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

Our associated fleet location device, the Vehicle Fleet Finder™, uses similar advanced technology to help businesses optimize their mobile resources (vehicles, equipment, sales force) by providing location information that enables coordination of people and assets.

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

Upon the completion of PTCRB certification, we can enter AT&T’s laboratory for mobile carrier certification.  This is the last step prior to marketing and sales in the United States.  We expect to complete the PTCRB and AT&T process in January 2010.

Our Challenges.  Development of our products and the certification process has taken longer than we anticipated, primarily due to our ongoing need for funds.  In addition, with regard to funds due to us from Apple, Inc. and Google for our mobile applications, we continue to be hampered by an inability to collect monthly use fees via Apple’s and Google’s billing systems.  Both systems are being redesigned to allow for recurring revenues but neither has delivered yet.  However, our billing system is now operational and all downloads, with the exception of iPhone, are now available directly from our website for $0.99 per month.

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

Our Intellectual Property Investment.  We have invested significantly and continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover all aspects of the PocketFinder®, its operating system and user interface.  We continue to expand and file additional claims that cover new and developing aspects of the personal locator, its operating system and user interface.  The past fifteen months have been marked with the following achievements related to patents and trademarks:

•	Trademark registration for “Your World Located” in the United Kingdom;
•	New design patent (D591,762) related to the unique user interface display of location information and data;
•
Patent Cooperation Treaty (“PCT”) filings for an apparatus and method for locating individuals and objects using tracking devices (US2007072608) from the European office in Germany and the Chinese patent office in Beijing;

•	Notice of Allowances for our user interface associated with location tracking devices for a computer display screen as well as for our location tracking unit and base charging unit;
•	Two additional design patents related to our user interface (US D599,810 and US D600,248S); and
•	An apparatus and method patent (US 7,598,855B2) for locating individuals and objects.

We have a total of 20 issued and 18 pending US Patents, 6 foreign patents pending, 6 PCT filings, 13 registered trademarks, 8 pending trademarks and 4 Madrid Protocol trademark cases.

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

Our marketing initiatives will include:

•	Retail distribution initiatives. Licensing opportunities for the products in international areas or regions;
•	Self branded or “white label” opportunities for niche market or vertical market sales;
•	Affinity group marketing and outreach opportunities; and
•	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters.

We have launched our first vehicle tracking device as well as our fleet management system and the LoadRack tracking device and system.  We are preparing for the launch of the PocketFinder® and PetFinder® in the United States and in certain parts of Europe.  (See “Revenue Sources.”)

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

Revenue Sources.  We expect our revenues to be based on the following sales and revenue sources:

•	Personal locator device sales to retailers;
•	Monthly recurring service fees for use of the PocketFinder Network™;
•	Potential licensing fees;
•	Organizations that will self-brand the PocketFinder® or VehicleFinder® devices for specialized niche markets (“white label”);
•	Personal locator device sales through affinity groups and through our web site;
•	Personal locator device accessory sales; and
•	GPS smartphone mobile application sales (one-time or monthly fees as applicable).

Currently, revenues are mainly begin generated from consulting fees associated with our LoadRack Professional Services Agreement along with initial sales from our new PocketFinder® Vehicle devices and ongoing mobile/laptop application downloads.  Future revenues are expected to be based on fulfilling purchase orders, including the $3,000,024 purchase order for LoadRack tracking devices signed on June 29, 2009, as well as from our first purchase order of $3,700,000 for the PetFinder® product.  Delivery of the first PetFinder® products in the US will begin upon securing network approval from AT&T.

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

Employees and Outsourced Assistance.  As of January 11, 2010, we have three full-time employees and approximately 70 contracted professionals engaged in hardware and software development, early marketing and sales preparation, and will soon add customer service contracted professionals.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We have identified two to four key employees to be brought in once significant revenues/funds have been secured, with selective and controlled growth commensurate with significant increases in our revenues over time.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced to organizations contracted to provide respective services.  We plan to remain focused on our core competency of providing location devices and services.

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

RESULTS OF OPERATIONS.

For the three months ended November 30, 2009 as compared to the three months ended November 30, 2008.

Revenue.

For the three months ended November 30, 2009, we generated $53,300 of net revenue primarily from the Professional Services Agreement with LoadRack, LLC.  There was no revenue generated for the three months ended November 30, 2008.  The LoadRack consulting revenues were earned pursuant to a development agreement totaling $1,200,000 for the design, construction and implementation of a location tracking system for transportation fleets.  We are recognizing this revenue according to our estimate of our current progress to completion toward identifiable project milestones.  For the three months ended November 30, 2009, we recognized LoadRack consulting revenues totaling $46,874 primarily related to the design, construction and implementation phases.  We anticipate recognizing the remaining amount of the contract approximating $210,000 in the second quarter of 2010.

We commenced PocketFinder Vehicle® and Vehicle Fleet FinderTM sales at the end of August 2009.  For the three months ended November 30, 2009, we generated $5,934 of device and service revenue from the sale of these devices.

Cost of Revenue.

For the three months ended November 30, 2009, cost of revenue totaled $98,676.  There was no cost of revenue for the three months ended November 30, 2008.  As contract revenues are recognized using management’s estimate of total costs to complete a project, it is at least reasonably possible that the profit margin estimate could change in the near term, although management is not aware of any factors which would have a material bearing on its present revenue recognition.

Operating Expenses.

For the three months ended November 30, 2009, our total operating expenses were $999,934 as compared to total operating expenses of $1,230,207 for the three months ended November 30, 2008.  Operating costs decreased 18.7% for the three months ended November 30, 2009 as compared to November 30, 2008.  The decrease in operating expenses is attributed to decreases in professional fees and research and development expenses that were offset by increases in officer compensation and general and administrative expenses as discussed below:

•
A $200,466 decrease in professional fees to $161,792 for the three months ended November 30, 2009, as compared to $362,258 for the three months ended November 30, 2008.  The decrease in professional fees is primarily due to a decrease in the value of stock based compensation paid to consultants;

•
A $140,748 decrease in research and development costs for the three months ended November 30, 2009, to $435,363 as compared to $576,111 for the three months ended November 30, 2008, as we are finalizing our research and development phase and preparing for production.

•
A $45,000 increase in officer compensation for the three months ended November 30, 2009, to $135,000 as compared to $90,000 for the three months ended November 30, 2008, due to an increase in salary for the achievement of certain milestones contained in accordance with the executive employments agreements; and

•
A $64,924 increase in general and administrative expenses for the three months ended November 30, 2009, to $232,862 as compared to $167,938 for the three months ended November 30, 2008, due to increases in employee benefits, payroll taxes, computer expenses and office expenses.

Other Expenses.

For the three months ended November 30, 2009, we reported other expenses consisting of financing costs, amortization expenses, interest expense and foreign currency gains totaling $1,266,572 as compared to $1,861,170 for the three months ended November 30, 2008.  The decrease at November 30, 2009, is primarily attributed to a decrease in stock based financing costs paid to consultants providing capital raising services.

Net Loss.

For the three months ended November 30, 2009, we reported a net loss of $2,312,682 as compared to a net loss of $3,092,177 for the three months ended November 30, 2008, primarily due to decrease in other expenses as previously discussed.

Liquidity and Capital Resources.

We had cash and cash equivalents of $1,480 as of November 30, 2009, as compared to $200,099 as of August 31, 2009.  Accounts receivable totaled $317,733 of November 30, 2009 as compared to $75,203 as of August 31, 2009, and primarily consisted of amounts due from the LoadRack project.  Costs and estimated earnings in excess of billings on uncompleted contracts related to the LoadRack project amounted to $39,597 as of November 30, 2009 as compared to $292,723 as of August 31, 2009.  Prepaid expenses and other assets totaled $157,598 as of November 30, 2009, as compared to $122,078 as of November 30, 2008, and primarily consisted of advisor retainers, prepaid rent and prepaid manufacturing and production costs.  Deferred financing costs totaled $29,158 as of November 30, 2009, as compared to $70,257 as of August 31, 2009, and consisted of unamortized financing costs related to the issuance of common stock in connection with debt issuances or extensions.

As of November 30, 2009, the total of our property and equipment, less accumulated depreciation, was a net value of $1,339,769, compared to the net value of $1,300,641 for our property and equipment, less accumulated depreciation, as of November 30, 2008.  The increase is primarily due to the development of the website and database during the three months ended November 30, 2009.  Amortization of the website and database has not commenced, and will begin when the PocketFinder® product line is launched.  We continue to assess these assets for potential impairment and none has been recorded to date.

Other assets, consisted of patents and trademarks net of amortization, and amounted to $1,247,896 as of November 30, 2009, as compared to $1,238,653 as of August 31, 2009.  The increase is the result of increased legal fees to obtain and secure additional international patents and trademarks.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of November 30, 2009, were $3,148,670 as compared to our total assets as of August 31, 2009, which were $3,299,654.  The decrease in our total assets as between the two periods was due primarily to an overall decrease in cash and cash equivalents.

As of November 30, 2009, our accounts payable and accrued expenses, including accrued officer compensation, were $2,177,426 as compared to $1,443,519 as of August 31, 2009.  The increase in accounts payable and accrued expenses, including accrued officer compensation, is primarily a result of cash flow management that has resulted in extending payables and accruing officer compensation.

Advances from officers including accrued interest as of November 30, 2009 totaled $172,985 whereby there were no such advances as of August 31, 2009 as outstanding advances and related accrued interest were converted into shares of our common stock during the year ended August 31, 2009.

Notes payable and accrued interest totaled $1,515,000 and $73,471, respectively, as of November 30, 2009, as compared to $1,350,389 of notes payable and $41,446 of accrued interest as of August 31, 2009.  The $1,515,000 in promissory notes are short term, to be repaid out of potential future permanent financing.

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

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution. Since our inception, we have generated significant losses.  As of November 30, 2009, we had an accumulated deficit of $22,078,668 and we expect to incur continual losses until sometime in calendar year 2010.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of November 30, 2009, we had $1,480 in cash and cash-equivalents.  During the three months ended November 30, 2009, we received $171,900 of advances from officers to fund operations.  In addition, we also received equity investments, net of offering costs, totaling $167,500 for the purchase of our common stock and warrants.  Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

•	The costs of outsourced manufacturing;
•	The costs of commercialization activities, including product marketing, sales and distribution, and customer service and support; and
•	Our revenues, if any, from successful commercialization of the PocketFinder® Personal Locator and the PocketFinder® Network platform services.

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

Off-Balance Sheet Arrangements

As of November 30, 2009, we had no off-balance sheet arrangements.

Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. We have evaluated subsequent events for the period from November 30, 2009, the date of these financial statements, through January 13, 2010, which represents the date the financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were events or transactions occurring during this subsequent event reporting period that are disclosed in Note 11 of the financial statements. With respect to this disclosure, we have not evaluated subsequent events occurring after January 13, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2009, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department, and a limited corporate governance structure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 2, 2009, the Registrant signed a stock purchase agreement for the sale of 90,909 shares of its restricted common stock (the “Shares”) for $0.66 per share for an aggregate of $60,000.  In connection with the sale of Shares, the buyer will receive 20,000 warrants with an exercise price of $0.75 per share and expiring on September 14, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On November 18, 2008, the Company entered into a senior secured promissory note agreement for $625,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by the due date, or upon a minimum of $1,500,000 being raised by the Company. The note bears interest at 12% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty, and is secured by common stock personally owned by an officer of the Company.  The Third Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest.

On May 7, 2009, the Company entered into a senior secured promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 18, 2009, or upon a minimum of $1,500,000 being raised by the Company. The note bears interest at 12% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty, and is secured by common stock personally owned by an officer of the Company.  The First Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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
10.28 10.29 10.30 10.31 10.32 10.33 10.34
Business Development Consulting Agreement between the Company and The Scigliano Group dated March 1, 2008. (14)
Consulting Services Agreement between the Company and Richard Mejia, Jr. dated August 15, 2008. (15)
Loan Promissory Note Agreement for $950,000 between the Company and Joseph Scalisi dated September 3, 2008. (11)
Consulting Services Agreement between the Company and Michael Dautermann dated October 16, 2008. (15)
Consent of Independent Registered Accounting Firm (15)
Loan Promissory Note Agreement for $625,000 between the Company and Gemini Master Fund, Ltd. dated November 18, 2008. (16)
Loan Promissory Note Agreement for $300,000 between the Company and Steve Finley dated December 24, 2008. (16)

10.35 10.36 10.37 10.38
Loan Promissory Note Agreement for $350,000 between the Company and Joseph Scalisi dated January 26, 2009. (16)
Professional Services Agreement between the Company and LoadRack, LLC dated January 28, 2009. (16)
Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated January 30, 2009. (16)
Endorsement Agreement between the Company and John Riegger dated February 12, 2009. (16)

10.39	Senior Secured Promissory Note Agreement for $100,000 between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.40	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.41	Stock Purchase Agreement between the Company and Aaron Taylor dated May 15, 2009. (18)
10.42	Stock Purchase Agreement between the Company and ORI Services Corp. dated May 27, 2009. (19)
10.43	Promissory Note Agreement for $100,000 between the Company and Netgain Financial, Inc. dated May 27, 2009. (19)
10.44	Stock Purchase Agreement between the Company and Michael Flanagan dated June 5, 2009. (20)
10.45	Settlement Agreement and Release between the Company and the Redwood Parties. (20)
10.46	Senior Convertible Promissory Note Agreement for $250,000 between the Company and David Nagelberg dated July 24, 2009. (21)
10.47	Stock Purchase Agreement between the Company and Affinitas Corporation dated July 31, 2009. (21)
10.48	Extension Agreement between the Company and Gemini Master Fund, Ltd. dated August 20, 2009 (22)
10.49	Stock Purchase Agreement between the Company and David M. Morse, Jr. dated September 14, 2009. (23)
10.50	Stock Purchase Agreement between the Company and Robin Babcock dated September 15, 2009. (23)
10.51	Consulting Agreement between the Company and Tina Florance, CPA, dated May 1, 2009. (24)
10.52	Promissory Note Agreement for $300,000 between the Company and Alder Capital Partners I, L.P. dated July 6, 2009. (25)
10.53	Executive Employment Agreement between the Company and Rod Egdorf dated July 3, 2009. (26)
10.54	Assistance Services Agreement between the Company and u-blox America, Inc. dated July 7, 2009. (26)
10.55	Sublease Agreement between the Company and California Avocado Commission dated October 26, 2009. (26)
10.56	Stock Purchase Agreement between the Company and Allen Simon dated November 2, 2009. (26)

14.1	Code of Business Conduct and Ethics Policy

21.1	Subsidiary of the Registrant
Location Based Technologies, Ltd. ( an England and Wales private limited company)

31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer

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
(10) (11)
Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008.
Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008.

(12) (13) (14) (15)
Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008.

(16)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2009.
(17)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
(18)	Filed as like-numbered exhibit to registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2009.
(19)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2009.
(20)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.
(21)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.
(22)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009.
(23)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2009.
(24)	Filed as Exhibit 10.44 to registrant’s Form 10-Q filed with the SEC on July 14, 2009.
(25)	Filed as Exhibit 10.45 to registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2009.
(26)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on November 30, 2009.

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.
Dated: January 14, 2010	By:	/s/ David M. Morse
David M. Morse Co- President and Chief Executive Officer

Dated: January 14, 2010	By:	/s/ Desiree Mejia
Desiree Mejia Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer