Form 10-Q
period 2010-02-28
Location Based Technologies, Inc.
filed 2010-04-19
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended February 28, 2010

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

888-600-1044
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

As of April 12, 2010, there were 98,917,496 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
February 28, 2010 and August 31, 2009

	February 28,	August 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$200,099
Accounts receivable	441,456	75,203
Costs and estimated earnings in excess of billings
on uncompleted contracts	25,068	292,723
Prepaid expenses and other assets	56,520	122,078
Deferred financing costs	8,500	70,257

Total current assets	531,544	760,360

Property and equipment, net of accumulated depreciation	1,402,631	1,300,641

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,275,332	1,238,653
Deposits	15,439	-

Total other assets	1,290,771	1,238,653

TOTAL ASSETS	$3,224,946	$3,299,654

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,698,707	$932,616
Accrued officer compensation	743,403	510,903
Advances from officers	572,500	-
Accrued interest, advances from officers	9,824	-
Note payable	140,000	140,000
Accrued interest, note payable	30,371	22,041
Convertible notes payable, net of unamortized discount	1,375,000	1,210,389
Accrued interest, convertible notes payable	87,928	19,405

Total current liabilities	4,657,733	2,835,354

TOTAL LIABILITIES	4,657,733	2,835,354

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
98,317,496 and 96,823,547 shares issued and outstanding
at February 28, 2010 and August 31, 2009, respectively	35,918	34,424
Additional paid-in capital	22,309,128	21,224,422
Prepaid services paid in common stock	(234,133)	(1,028,560)
Accumulated deficit	(23,543,700)	(19,765,986)

Total stockholders' equity (deficit)	(1,432,787)	464,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,224,946	$3,299,654

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended  February 28, 2010 and 2009
(Unaudited)

	For the three months ended		For the six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Net revenue
Devices	$508	$-	$3,489	$-
Services	3,318	735	6,763	735
Consulting	160,471	70,047	207,345	70,047

Total net revenue	164,297	70,782	217,597	70,782

Cost of revenue
Devices	581	-	2,343	-
Services	7,128	1,930	21,315	1,930
Consulting	31,009	48,678	113,736	48,678

Total cost of revenue	38,718	50,608	137,394	50,608

Gross profit (loss)	125,579	20,174	80,203	20,174

Operating expenses
General and administrative	151,915	143,138	384,777	311,076
Officer compensation	135,000	90,000	270,000	180,000
Professional fees	278,897	471,300	440,689	833,558
Rent	54,444	33,900	89,361	67,800
Research and development	460,882	221,353	896,245	797,464

Total operating expenses	1,081,138	959,691	2,081,072	2,189,898

Net operating loss	(955,559)	(939,517)	(2,000,869)	(2,169,724)

Other income (expense)
Financing costs	(258,305)	(557,000)	(1,240,736)	(2,402,549)
Amortization of beneficial conversion feature	-	-	(164,611)	-
Amortization of deferred financing costs	(182,598)	(475,000)	(240,697)	(475,000)
Interest income (expense), net	(68,564)	(37,609)	(130,081)	(56,333)
Foreign currency gain (loss), net	(6)	(6,552)	80	(3,449)

Total other income (expense)	(509,473)	(1,076,161)	(1,776,045)	(2,937,331)

Net loss before income taxes	(1,465,032)	(2,015,678)	(3,776,914)	(5,107,055)

Provision for income taxes	-	-	800	800

Net Loss	$(1,465,032)	$(2,015,678)	$(3,777,714)	$(5,107,855)

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended  February 28, 2010 and 2009
(Unaudited)

	For the three months ended		For the six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Accumulated Deficit:

Balance, beginning of period	$(22,078,668)	$(13,116,022)	$(19,765,986)	$(10,023,845)

Net Loss	$(1,465,032)	$(2,015,678)	$(3,777,714)	$(5,107,855)

Balance, end of period	$(23,543,700)	$(15,131,700)	$(23,543,700)	$(15,131,700)

Basic - Earnings (loss) per share	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Basic - Weighted Average Number
of Shares Outstanding	97,519,953	87,867,126	97,300,586	87,518,279

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended  February 28, 2010 and 2009
(Unaudited)

	For the six months ended
	February 28,	February 28,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(3,777,714)	$(5,107,855)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,245	18,617
Amortization of beneficial conversion feature	164,611	-
Amortization of prepaid services paid-in common stock	976,560	-
Common stock issued for services	76,717	1,219,859
Common stock issued for financing costs	219,940	196,000
Warrants issued for services	385,910	1,276,299
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(366,253)	(735)
(Increase) decrease in costs and estimated earnings in
excess of billings on uncompleted contracts	267,655	29,953
(Increase) decrease in prepaid expenses and other assets	65,558	(35,805)
(Increase) decrease in deferred financing costs	61,757	475,000
(Increase) decrease in deposits	(15,439)	-
Increase (decrease) in accounts payable and accrued expenses	766,091	202,872
Increase (decrease) in accrued officer compensation	232,500	150,000
Increase (decrease) in accrued interest	86,677	56,013

Net cash used in operating activities	(818,185)	(1,519,782)

Cash Flows from Investing Activities
Purchase of property and equipment	(136,986)	(286,621)
Additions to patents and trademarks	(38,928)	(48,422)

Net cash used in investing activities	(175,914)	(335,043)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	221,500	-
Advances from officers, net	572,500	379,001
Proceeds from notes payable	-	925,000
Proceeds from notes payable, related party	-	1,300,000
Repayment on notes payable, related party	-	(666,000)

Net cash provided by financing activities	794,000	1,938,001

Net increase (decrease) in cash and cash equivalents	(200,099)	83,176

Cash and cash equivalents, beginning of period	200,099	20,569

Cash and cash equivalents, end of period	$-	$103,745

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended  February 28, 2010 and 2009
(Unaudited)

	For the six months ended
	February 28,	February 28,
	2010	2009
Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$13,300	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$219,940	$196,000
Issuance of common stock for services	$76,717	$1,219,859
Issuance of warrants for services	$385,910	$1,276,299
Deferred costs paid for with debt	$-	$2,850,000

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

Consolidation Policy

The accompanying consolidated financial statements include the operations of the Company and its wholly owned subsidiary, Location Based Technologies, Ltd. Intercompany balances and transactions have been eliminated in consolidation.

Stock Split

All share and per-share amounts in the accompanying financial statements, unless otherwise indicated, have been retroactively restated to reflect a 3 for 1 stock split approved by the Board in October 2008, as if the split had been in effect since inception.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2010, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2009, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of February 28, 2010, had an accumulated deficit of $23,543,700. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at February 28, 2010 are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenues and Accounts Receivable – For the six months ended February 28, 2010, the Company’s largest customer accounted for 95.3% of total revenues and 99.7% of total accounts receivable. Total revenues from this customer were $207,345 for the six months ended February 28, 2010. Total accounts receivable due from this customer at February 28, 2010, amounted to $440,000.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of February 28, 2010, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of February 28, 2010 and August 31, 2009, the Company capitalized $1,174,403 and $1,146,852 for patent related expenditures, respectively. As of February 28, 2010 and August 31, 2009, the Company capitalized $122,895 and $111,518 for trademark related expenditures, respectively.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $2,249 and $234 for the six months ended February 28, 2010 and 2009, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of February 28, 2010 and August 31, 2009, the Company capitalized costs totaling $1,338,590 and $1,209,204, respectively, related to its website development. The website development costs will be depreciated when the website is completed and ready for use.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets, that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of February 28, 2010, the Company did not deem any of its long-term assets to be impaired.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

In August 2009, the Company recognized a beneficial conversion feature totaling $189,615 in connection with a $625,000 convertible note payable and a $100,000 convertible note payable (see Note 4). Amortization expense related to the beneficial conversion feature amounted to $164,611 for the six months ended February 28, 2010.

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the six months ended February 28, 2010 and 2009, the Company incurred $896,245 and $797,464 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 franchise fee in its provision for income taxes for the six months ended February 28, 2010 and 2009.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company accounts for foreign currency translation of its wholly owned subsidiary, Location Based Technologies, Ltd., pursuant to FASB ASC 830 – Foreign Currency Matters. The functional currency of Location Based Technologies, Ltd. is the British Pound Sterling. All assets and liabilities of Location Based Technologies, Ltd. are translated into United States Dollars using the current exchange rate at the end of each period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Certain transactions of the Location Based Technologies, Ltd. are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related consolidated statements of operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

The Company accounts for subsequent events according to FASB ASC 855 – Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

2.	PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2010 and August 31, 2009 consists of the following:

	February 28,	August 31,
	2010	2009
Website development costs	$1,338,590	$1,209,204
Machinery and equipment	71,934	78,388
Computer software	41,626	37,116
Computer and video equipment	36,962	27,418
Office furniture	13,166	13,166
Leasehold improvements	2,445	2,445
	1,504,723	1,367,737
Less: accumulated depreciation	(102,092)	(67,096)
Total property and equipment	$1,402,631	$1,300,641

Depreciation expense for the six months ended February 28, 2010 and 2009 amounted to $34,996 and $20,313, respectively.

3.	ADVANCES FROM OFFICERS

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

For the six months ended February 28, 2010, cash advances from officers totaling $572,500 were provided to the Company to cover operating expenses. As of February 28, 2010, accrued interest related to officer advances totaled $9,824.

On May 1, 2009, advances from officers and related accrued interest amounting to $2,180,835 and $18,254, respectively, was converted into 3,315,210 shares of the Company’s common stock on basis of $0.66 per share.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

$625,000 Senior Secured Promissory Note (Continued)

On August 27, 2009, in accordance with the Third Extension, the Company converted $52,603 of interest accrued through July 31, 2009, into 80,927 shares of the Company’s common stock on the basis of $0.65 per share.

The Third Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of February 28, 2010.

As of February 28, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $625,000 and $33,929, respectively.

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Senior Secured Promissory Note (Continued)

The First Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of February 28, 2010.

As of February 28, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $100,000 and $3,302, respectively.

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

As of February 28, 2010, the note payable balance and accrued interest totaled $100,000 and $9,140, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

$300,000 Promissory Note (Continued)

The due date of January 6, 2010 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of February 28, 2010. In connection with the loan default, the Company issued 100,000 shares of common stock valued at $57,000 on the award date.

As of February 28, 2010, the note payable balance and accrued interest totaled $300,000 and $23,474, respectively.

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

The due date of January 24, 2010 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of February 28, 2010. In connection with the loan default, the Company issued 318,000 shares of common stock valued at $104,940 on the award date.

As of February 28, 2010, the note payable balance and accrued interest totaled $250,000 and $18,082, respectively.

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

As of February 28, 2010, the note payable balance and accrued interest totaled $140,000 and $30,371, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

6.	NOTES PAYABLE – RELATED PARTY (Continued)

$350,000 Promissory Note (Continued)

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

Other Commitments

On September 26, 2008, the Company received a purchase order for approximately $3,700,000 from TagWorks LLC for PetFinderTM devices. The Company expects to begin delivery in the second quarter of calendar 2010. TagWorks LLC was co-founded by a shareholder of the Company.

Operating Leases

On November 11, 2009, the Company entered into a sublease agreement to lease approximately 10,600 square feet of general office space in Irvine, California, for base rent ranging from $7,986 to $15,440 per month over the lease term.  The lease term is from December 1, 2009 through July 31, 2011.

Total rental expense on operating leases for the six months ended February 28, 2010 and 2009 was $89,361 and $67,800, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

7.	COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

As of February 28, 2010, the future minimum lease payments are as follows:

2011	$177,822
2012	77,198

Total	$255,020

Contingencies – Convertible Note Shares

In 2007, the Company sold convertible notes to accredited investors in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and similar state exemptions. Management has been advised by counsel that the availability of those exemptions cannot be determined with legal certainty due to the fact that the Company or its predecessors may not have complied with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the SEC. Thus, it is possible that a right of rescission may exist for shares underlying the convertible notes for which the statute of limitations has not run. From November 2007 through December 2007, all of the convertible notes payable totaling $5,242,000 were converted into 15,726,000 shares of the Company’s common stock, and subsequently, some of the shares were sold in the open market. Management has performed an analysis under FAS 5, Accounting for Contingencies, and concluded that the likelihood of a right of rescission being successfully enforced on the remaining convertible note shares is remote, and consequently, has accounted for these shares in permanent equity in the financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

In December 2008, the Company issued 50,000 shares of common stock in connection with a note payable extension. The shares were valued at $55,000, which represents the fair market value of the debt issuance costs on the date of issuance (see Note 4).

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

In February 2009, the Company issued 50,000 shares of common stock in connection with a note payable extension. The shares were valued at $47,000, which represents the fair market value of the note payable extension costs on the date of issuance (see Note 4).

In February 2009, the Company issued 100,000 shares of common stock in connection with a debt issuance. The shares were valued at $94,000, which represents the fair market value of the debt issuance costs on the date of issuance (see Note 5).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

8.	EQUITY (Continued)

Common Stock (Continued)

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

In April 2009, the Company issued 100,000 shares of common stock in connection with notes payable extensions. The shares were valued at $64,000, which represents the fair market value of the note payable extension costs on the date of issuance (see Note 4).

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

8.	EQUITY (Continued)

Common Stock (Continued)

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

In June 2009, the Company performed a private placement and issued 63,602 shares of common stock and 15,901 warrants for cash proceeds of $65,250, net of offering costs of $9,750 (see Note 9).

In June 2009, the Company issued 25,000 shares of common stock in connection with a debt issuance. The shares were valued at $31,000, which represents the fair market value of the debt issuance costs on the award date (see Note 4).

In July 2009, the Company issued 36,585 shares of common stock in exchange for sales and business advisory services. The shares were valued at $30,000, which represents the fair market value of the services provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

8.	EQUITY (Continued)

Common Stock (Continued)

In July 2009, the Company issued 55,000 shares of common stock in connection with debt issuances. The shares were valued at $50,400, which represents the fair market value of the debt issuance costs on the award date (see Note 4).

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

In September 2009, the Company issued 50,000 shares of common stock in connection with note payable extensions. The shares were valued at $41,000, which represents the fair market value of note payable extension costs on the award date (see Note 4).

In September 2009, the Company performed a private placement and issued 129,870 shares of common stock and 32,468 warrants for cash proceeds of $100,000 (see Note 9).

In September 2009, the Company performed a private placement and issued 110,685 shares of common stock and 27,671 warrants for cash proceeds of $67,500, net of offering costs of $7,500 (see Note 9).

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

8.	EQUITY (Continued)

Common Stock (Continued)

In September 2009, the Registrant issued 4,870 shares of its restricted common stock for finder’s fee commissions.  The shares were valued at $3,750, which represents the fair market value of the services provided on the award date.

In November 2009, the Company performed a private placement and agreed to issue 90,909 shares of common stock and 20,000 warrants for cash proceeds of $54,000, net of offering costs of $6,000 (see Note 9).

In November 2009, the Company agreed to issue 25,000 shares of common stock in connection with a note payable extension. The shares were valued at $17,000, which represents the fair market value of note payable extension costs on the award date (see Note 4).

In February 2010, the Company issued 25,000 shares of common stock in exchange for consulting services related to technology development. The shares were valued at $17,000, which represents the fair market value of the services provided on the award date.

In February 2010, the Company issued 418,000 shares of common stock in connection with defaults of certain notes payable. The shares were valued at $161,940, which represents the fair market value of the notes payable default costs on the award date (see Note 4).

In February 2010, the Company issued 280,000 shares of common stock in exchange for sales and business development advisory services. The shares were valued at $89,600, which represents the fair market value of the services provided on the award date.

In February 2010, the Company issued 300,000 shares of common stock in exchange for legal advisory services. The shares were valued at $100,000, which represents the fair market value of the services provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

8.	EQUITY (Continued)

Prepaid Services Paid In Common Stock

In January 2009, officers of the Company transferred 2,500,000 shares of their personally owned LBT common stock to certain advisors in exchange for capital raising services to be provided in 2009. The amount recorded as advances from officers and related deferred financing costs totaled $2,850,000 to be amortized over the performance period.  In May 2009, $2,850,000 of advances from officers was converted into shares of the Company’s common stock. At this time, the unamortized deferred financing costs were reclassified as prepaid services paid in common stock to be amortized over the remaining performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $0 at February 28, 2010.

In April 2009, the Company issued 160,000 shares of common stock to consultants for marketing related advisory services valued at $102,400 on the date of issuance, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuances amounted to $52,000 at February 28, 2010.

In February 2010, the Company issued 280,000 shares of common stock to a consultant for sales and business development advisory services valued at $89,600 on the award date, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $82,133 at February 28, 2010.

In February 2010, the Company issued 300,000 shares of common stock to a consultant for legal advisory services valued at $100,000 on the award date, to be amortized as legal services are utilized by the Company. Unamortized prepaid services paid in common stock related to such issuance amounted to $100,000 at February 28, 2010.

Warrants

Warrants to purchase up to 5,375,358 shares of the Company’s common stock are outstanding at February 28, 2010 (see Note 9).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan. The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards. The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board. No shares of common stock were granted under the plan during the six months ended February 28, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

Warrants

On November 3, 2008, the Company agreed to issue “Series G” warrants to certain consultants to purchase 81,724 common shares at $2.45 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 3, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $160,939. No warrants were exercised as of February 28, 2010.

On November 24, 2008, the Company agreed to issue “Series H” warrants to certain consultants to purchase 1,528,410 common shares at $0.88 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 24, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,115,361. No warrants were exercised as of February 28, 2010.

On May 15, 2009, the Company agreed to issue “Series I” warrants in connection with a private placement to purchase 20,161 common shares at $1.76 per share. The warrants expire May 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $23,030. No warrants were exercised as of February 28, 2010.

On May 27, 2009, the Company agreed to issue “Series J” warrants in connection with a private placement to purchase 22,936 common shares at $1.24 per share. The warrants expire May 27, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,649. No warrants were exercised as of February 28, 2010.

On June 5, 2009, the Company agreed to issue “Series K” warrants in connection with a private placement to purchase 15,901 common shares at $1.34 per share. The warrants expire June 5, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $13,966. No warrants were exercised as of February 28, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

9.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On May 1, 2009, the Company agreed to issue “Series L” warrants to certain consultants to purchase 115,385 common shares at $0.65 per share in exchange for consulting services related to capital raising efforts. The warrants expire on May 1, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $58,142. No warrants were exercised as of February 28, 2010.

On July 31, 2009, the Company agreed to issue “Series M” warrants in connection with a private placement to purchase 96,849 common shares at $1.04 per share. The warrants expire on August 7, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $57,186. No warrants were exercised as of February 28, 2010.

On September 14, 2009, the Company agreed to issue “Series N” warrants in connection with a private placement to purchase 32,468 common shares at $0.88 per share. The warrants expire on September 14, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $19,309. No warrants were exercised as of February 28, 2010.

On September 15, 2009, the Company agreed to issue “Series O” warrants in connection with a private placement to purchase 27,671 common shares at $0.77 per share. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $14,434. No warrants were exercised as of February 28, 2010.

On November 24, 2009, the Company agreed to issue “Series P” warrants to certain consultants to purchase 410,448 common shares at $0.67 per share in exchange for consulting services related to capital raising efforts. The warrants expire on November 24, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $233,109.  No warrants were exercised as of February 28, 2010.

On November 2, 2009, the Company agreed to issue “Series Q” warrants in connection with a private placement to purchase 20,000 common shares at $0.75 per share. The warrants expire on November 2, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $12,620. No warrants were exercised as of February 28, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

9.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On December 16, 2009, the Company agreed to issue “Series R” warrants to certain consultants to purchase 240,000 common shares at $0.68 per share in exchange for consulting services related to technology and product development and legal advisory services. The warrants expire on December 16, 2014. The fair value of the warrants using the Black-Scholes option pricing model amounted to $152,801. No warrants were exercised as of February 28, 2010.

10.	STOCK PURCHASE AGREEMENT

On February 8, 2010, the Company entered into a stock purchase agreement (“SPA”) with NIT Holdings Limited for the sale of $10,000,000 in newly issued common stock and warrants.  The purchase price is payable in three installments as follows:

1.	$2,500,000 within three days of the signing of the SPA;
2.	$2,500,000 within fifteen days of the first payment; and
3.	$5,000,000 within thirty days of the first payment.

The purchase price per share is defined as the closing day’s market value (less 12% discount) on the day the payment is received.  Warrant coverage will cover 25% of the aggregate value of the payment received, based on the closing day’s market value on the day the payment is received, with a three-year term.

As of the date of this filing, no funds have been received pursuant to this SPA, and although the parties remain in discussion, there is no guarantee that the Company will complete the sale of shares contemplated in the SPA.

11.	PROVISION FOR INCOME TAXES

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

11.	PROVISION FOR INCOME TAXES (Continued)

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

The components of the Company’s deferred tax asset as of February 28, 2010, are as follows:

Net operating loss carry forward	$8,763,000
Valuation allowance	(8,763,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $1,195,000 for the six months ended February 28, 2010.

As of February 28, 2010, the Company had federal and state net operating loss carryforwards of approximately $22,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2029. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

12.	SUBSEQUENT EVENTS

On March 19, 2010, the Company arranged for an amended and restated convertible promissory note agreement (“Amended Note”) related to the original $300,000 Promissory Note (“Original Note”) dated July 6, 2009.  Under the terms of the Amended Note, accrued interest on the Original Note and related attorney fees were converted into the $332,000 principal balance of the Amended Note.  In addition, the Amended Note holder received 200,000 shares of the Company’s common stock.  The Amended Note matures on June 19, 2010 and contains conversion rights whereby the Amended Note holder, at any time, may convert any portion of the outstanding principal amount and accrued interest into shares of the Registrant’s common stock at the rate of $0.20 per share or 50% of the volume-weighted average price of the Registrant’s shares on the conversion date, whichever is greater.

On March 29, 2010, the Amended Note holder exercised the conversion rights and elected to convert $100,000 of the $332,000 Amended Note principal balance into 500,000 shares of the Company’s common stock at the conversion rate of $0.20 per share.

On April 14, 2010, the Company issued 422,156 shares of common stock in exchange for accounting related advisory services and consulting services related to technology development. The shares were valued at $112,704, which represents the fair market value of the services provided on the award date.

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

Our Business.  We design, develop, and market personal, pet, personal property and vehicle locator devices and services.  We are the developer of the PocketFinder® family of products and the PocketFinder Network™.  The PocketFinder® family of products serves both consumer and commercial markets.  Three of our products are currently available for sale including PocketFinder Vehicle®, Vehicle Fleet Finder™ and PocketFinder® mobile applications (including PocketFinder® laptop).  Sales for the family vehicle and fleet solutions are ramping up as we identify channel partners and train direct salespeople to handle local sales opportunities.  TechNavio Insights recently noted rapid growth in automobile location based services applications and forecasts strong growth trends through 2012 as low cost and more accurate devices come to market.  Our devices will participate in this growth trend along with many other navigation and location tools.

The development of our signature PocketFinder®, PetFinder®, and PocketFinder Luggage® locating products are now completed and production ready and have been submitted to the testing lab for final certification preparatory for global sales.

The PocketFinder® is a small, rugged product that enables a user to locate a person, pet, item of personal property (such as luggage or a laptop computer) or vehicle, at anytime from almost anywhere.  The PocketFinder® family of products enhances the ability for families with young children to stay connected and to meet the demands of today’s fast-paced life.  Knowing the real-time location and movement of family members and their vehicles is a crucial step to coordination and planning.  Other applications may include use by outdoor and extreme sports enthusiasts, adult children of the elderly, elder care providers of patients with Alzheimer’s and dementia, special needs providers for those with disabilities, pet owners, as well as for the tracking and recovery of valuable property and luggage while traveling.  Our device is fifty millimeters in diameter or about 2 inches.  It fits easily into a child’s pocket or backpack.  The PocketFinder® and PetFinder® devices come with a form fitting silicone pouch that can easily slide onto a belt or a pet’s collar.  PocketFinder® personal locator devices are completely wireless allowing users to monitor the safety and location of family members, pets, valuables and vehicles using the global positioning satellite system (“GPS”) and General Packet Radio Service (“GPRS”) technologies.

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

We have also developed a new user interface with our PocketFinder Network™ which is designed for the trucking and freight monitoring industry.  This product uses our existing smartphone and hardware applications to provide information to trucking companies to identify trucks with partial loads and trucks with full loads, thereby enabling trucking companies to consolidate partial loads destined for the same place.  It permits the user to contain costs by allowing companies to maximize the movement of full trucks by consolidating partial loads.  A key feature of the interface is a temperature notification alert that is valuable for loads containing perishable food products or temperature sensitive goods that may be compromised due to temperature fluctuations.  Our interface facilitates the efficient delivery of goods to stores by providing all major truck distribution centers with real-time truck location information so that they can shift appointments around to match trucks that are close enough to unload rather than asking customers to hold open loading docks for late trucks.  Presently, this interface is only available in the United States.

Through a Professional Services Agreement with Loadrack, LLC, the Company designed and built a real time, Internet-based system that increases the efficiency of moving perishable produce and refrigerated items; monitors and reports the temperature of fresh and frozen foods during transport; and will increase on-time deliveries of foods and perishable products.  LoadRack is the channel partner for sales and delivery of this specialized system for truck and load matching and its real-time asset tracking application.  The application allows shippers, carriers, and truck brokers to better utilize resources by identifying available trucks and loads while tracking load integrity across the supply chain.  Accessed via Internet, cell phone, or landline, the system allows users to determine load location and status, designate safe and unsafe zones and lanes, monitor load temperatures, facilitate route changes, and effectively manage equipment problems and delays.  The lengthy sales process began in 2008 with the first product shipped in March 2010.

The Federal Motor Carrier Safety Administration (FMCSA), the agency created by Congress to improve the safety of commercial motor vehicles traveling across the U.S.is expected to pass a bill this year requiring “electronic on-board recorders” that, at a minimum, record the distance a big truck has traveled, whether it has used an illegal route, and how fast it has gone.  The annual cost of a LoadRack Tracker or Vehicle Fleet Finder device is more than covered by one transcontinental trip when the truck’s speed is reduced to 65mph.  Our associated fleet location device, the Vehicle Fleet Finder™, uses similar advanced technology to help businesses optimize their mobile resources (vehicles, equipment, sales force) by providing location information that enables coordination of people and assets.

We have also developed and currently sell mobile applications that allow the Android phone (Google and T-Mobile), Apple’s iPhone, Blackberry’s Bold and Curve, and GPS enabled smartphones using the Windows Mobile Professional 6.0 Operating System to act as a PocketFinder® with all of the features and functionality of our devices.  These mobile applications work world-wide as long as the phone has access to a network.  The mobile applications will be able to seamlessly add any of our PocketFinder® products.  These GPS mobile applications interact with our web-based interface from any telephone communication network globally.

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

Company Operations.  We operate with an “outsourced” model of highly selected individuals and organizations that have quick growth capacity to keep pace with our anticipated growth.  We have a small number of employees, yet have approximately 70 full and part time contractors working on product development, product certification, manufacturing, sales and marketing and other aspects of our business.  This model allows us to tightly control our overhead and ensures that we have the right resources in place at the right time.  We believe that the infrastructure and critical organizations are in place for successful operations once product is ready for sale.  Our senior management team brings the right knowledge, skills and abilities to deliver our unique products and services.  Distribution opportunities are expanding and we are carefully analyzing each market opportunity against potential growth, economic value, and support capability metrics.  We are developing a business model for international market opportunities and are in discussions with distributors in at least eleven countries at this time.  As we move away from the predominant “development” phase of the business’ life cycle we will focus on building our sales and customer support functions and organizations.  Our head of Marketing and Sales, Rod Egdorf, brings the essential knowledge, skills, and experiences that will leverage our ability on the domestic and international markets.

Product Certification.  In order for our location devices and services to be sold and used, various governmental agencies and mobile service carriers must certify that each of our products and services meets applicable standards.  In late February 2009, we submitted our devices to RFI Global Labs to be tested for compliance with standards promulgated by the U.S. Federal Communications Commission (“FCC”).  We received FCC certification in May 2009.  In addition to FCC certification, in order to sell our products in the European Economic Area, we received “CE marking” approval from SwissCom in September 2009 for the silicon board which is the “brains” of our products.  SwissCom is one of several European sites eligible to grant CE marking approval.  CE marking certifies that a product has met applicable European Union consumer safety, health and environmental requirements.  As of March 31, 2010, we completed and passed the PCS Type Certificaton Review Board (PTCRB) carrier certification that is required to sell devices in the United States.

We have entered the final step of AT&T’s mobile carrier network certification process.  This is the last step prior to marketing and sales in the United States.  We expect to complete the AT&T certification process in the next 30 days.

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

Though the process has been slow, we have continued to secure sufficient funds to continue our development and certification process, as well as cover our overhead, from revenues, short-term loans and private placements of common stock.  This has allowed us to support operations while we are in discussion with a small number of strategic individuals and companies with interest in providing significant cash infusion as debt or equity investments to fund inventory, support sales and marketing initiatives, and for general operational expenses.  We will continue to evaluate ways to raise capital needed to run the company and fuel anticipated growth in a way that will allow management to focus on the business more so than capital raising.  However, there is no assurance that we will be successful in future fundraising efforts.

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

MDB Capital Group specializes in their focus and quantification of intellectual property (“IP”) valuation.  Recently, MDB ranked LBT in the 90th percentile for technology leadership from over 1,600 small cap companies with U.S. patents. We have a total of 22 issued and 18 pending US Patents, 6 foreign patents pending, 6 PCT filings, 15 registered trademarks, 8 pending trademarks and 4 Madrid Protocol trademark cases.  MDB reported that 60% of the value of the Wilshire 5000 is intangible and represents over seven trillion dollars in value.  Great IP typically correlates with superior risk-adjusted returns and with increased pricing power.  For example, companies with high tech scores during this most recent period of essentially flat GDP growth demonstrated company valuation growth that was 38% better than the U.S. economy at large and 112% better valuations than companies with low tech scores.  IP is a strategic asset that may be used to create and sustain competitive advantage which may lead to market share gains, enhanced pricing premiums, and increased shareholder value.

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

Our Target Markets and Marketing Strategy.  We believe that the primary target market for our products will consist of parents with school-aged children from ages five to thirteen, family pets, and the LoadRack Tracking devices for the freight and cargo carrier markets.  Secondary markets may include medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts,  delivery services,  vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable personal items.  In March 2010, the company received a Purchase Order from a medical equipment company for a specialized tracking device with potential value of up to $600,000.  This represents a new application and new revenue opportunity to pursue.

Based on census information, there are over 37,000,000 children in the 5 to 13 year old market segment in the United States with an additional 4,000,000 in the prime focus areas in Canada.  The European Community has an additional 42,500,000 children in this primary age group.  Adding in the elder care market this represents a target market of more than 109,200,000 potential customers.  Closely related to personal locators is the desire for pet locators as it is estimated there are 70,000,000 pets in the US.  A locator device will give a pet owner the ability to locate their pet if it were to become lost or missing as well as to ensure that services paid for are received, i.e., that a walking service or pet care facility actually provide the outdoor activity contractually agreed to.  In addition, we are finding significant interest in the PetFinder® product in European countries.  Finally, there are over 10,000,000 freight hauling trucks on US highways with many carrying temperature sensitive loads such as produce, frozen meats and other foods, and many beauty products.

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

We have launched our first vehicle tracking device as well as our fleet management system and the LoadRack tracking device and system.  Sales and support for this unique location and temperature tracking system is now being formalized and put in place.  With adoption by a few of the industry leaders demand for this solution is anticipated to expand over the coming year.  We are also preparing for the launch of the PocketFinder® and PetFinder® in the United States and in certain parts of Europe (see “Revenue Sources.”) as final certifications are completed and as sample devices are built for distribution.

In spite of the downturn in the economy and financial markets, we continue to see evidence of the market demand for location-based services that will allow family members to keep in touch with one another in an increasingly busy world and for products that allow companies to more efficiently utilize their vehicles and their mobile workforce.  ABI Research reports that the North American and worldwide personal navigation device (“PND”) market  remained flat in 2009 as the impact of the economy and the narrow range of applications has its effect.  A Gartner report dated August 13, 2009, states that, “The market is expanding, and we expect over 100 million location based service (“LBS”) subscribers (including paying subscribers and those that use free software) by the end of 2009, with North America being the leading region.  The total will grow to over 660 million by 2013.  Over 50 operators around the world provide LBS today.” More recently, IDC forcasted that worldwide shipments of smartphones will surpass 390 million units by 2013 while growing at a compound annual growth rate (“CAGR”) of 20.9% for the 2009-2013 forecast period.  Interestingly, the Android Operating System is also projected to experience the fastest growth and IDC projects it to become the #2 Operating System by 2013 with a CAGR of 150.4%.  Our Mobile PocketFinder® location solution for the Android phone is a great example of how a smartphone can be easily adapted for family members or business associates to stay in contact with one another.  The application is currently being sold from LBT’s website.

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

Revenue Sources.  We expect our revenues to be based on the following sales and revenue sources:

•	Personal locator device sales to retailers;
•	Monthly recurring service fees for use of the PocketFinder Network™;
•	LoadRack Tracking and vehicle tracking units for freight and hauling services;
•	Potential licensing fees;
•	Organizations that will self-brand the PocketFinder® or VehicleFinder® devices for specialized niche markets (“white label”);
•	Personal locator device sales through affinity groups and through our web site;
•	Personal locator device accessory sales; and
•	GPS smartphone mobile application sales (one-time or monthly fees as applicable).

Currently, revenues are being generated from consulting fees associated with our LoadRack Professional Services Agreement along with initial sales from our new PocketFinder® Vehicle devices, LoadRack Tracker sales, and ongoing mobile/laptop application downloads.  Future revenues are expected to be based on fulfilling purchase orders, including the $3,000,024 purchase order for LoadRack tracking devices signed on June 29, 2009, as well as from our first purchase order of $3,700,000 for the PetFinder® product.  Delivery of the first PetFinder® products in the US will begin upon securing network approval from AT&T.  A Purchase Order valued at up to $600,000 is being filled for specialized medical asset tracking devices depending upon performance.

Our Growth Strategy.  Our objective is to become a major provider of personal and asset location services in the location based services market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for children, pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

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

Our Competition.  Personal location and property tracking devices are just beginning to significantly penetrate the marketplace and price sensitivity is becoming more important.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of such devices is recognized and mass market adoption begins.

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

Our Research and Development.  We are in the final steps of the research and development phase for our family PocketFinder® and PetFinder® products.  We received FCC certification in May 2009 and CE certification in September 2009, and PTCRB was finalized in March 2010.  We are in the AT&T carrier network certification process now.  Our manufacturing will continue to work with our company and several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value on the market.  We anticipate ongoing involvement with some level of developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of April 12, 2010, we have three full-time employees and approximately 70 contracted professionals engaged in hardware and software development, early marketing and sales preparation, and will soon add customer service contracted professionals.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We have identified two to four key employees to be brought in once significant revenues/funds have been secured, with selective and controlled growth commensurate with significant increases in our revenues over time.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced to organizations contracted to provide respective services.  We plan to remain focused on our core competency of providing location devices and services.

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

RESULTS OF OPERATIONS.

For the six months ended February 28, 2010 as compared to the six months ended February 28, 2009.

Revenue.

For the six months ended February 28, 2010, we generated $217,597 of net revenue as compared to $70,782 of net revenue for the six months ended February 28, 2009.  Net revenue for the six months ended February 28, 2010 and 2009 was primarily from the Professional Services Agreement with LoadRack, LLC.  The LoadRack consulting revenues were earned pursuant to a development agreement totaling $1,200,000 for the design, construction and implementation of a location tracking system for transportation fleets.  We are recognizing this revenue according to our estimate of our current progress to completion toward identifiable project milestones.  For the six months ended February 28, 2010, we recognized LoadRack consulting revenues totaling $207,345 primarily related to the finalization of the hardware design and software construction and implementation phases.  We anticipate recognizing the remaining amount of the contract approximating $75,000 in the third fiscal quarter of 2010.

We commenced PocketFinder Vehicle® and Vehicle Fleet FinderTM sales at the end of August 2009.  For the six months ended February 28, 2010, we generated $10,252 of device and service revenue from the sale of these devices.

Cost of Revenue.

For the six months ended February 28, 2010, cost of revenue totaled $137,394 as compared to $50,608 for the six months ended February 28, 2009.  As contract revenues are recognized using management’s estimate of total costs to complete a project, it is at least reasonably possible that the profit margin estimate could change in the near term, although management is not aware of any factors which would have a material bearing on its present revenue recognition.

Operating Expenses.

For the six months ended February 28, 2010, our total operating expenses were $2,081,072 as compared to total operating expenses of $2,189,898 for the six months ended February 28, 2009.  Operating costs decreased 5.0% for the six months ended February 28, 2010 as compared to February 28, 2009.  The decrease in operating expenses is attributed to a decrease in professional fees that were offset by increases in officer compensation, research and development expenses and general and administrative expenses as discussed below:

•
A $392,869 decrease in professional fees to $440,689 for the six months ended February 28, 2010, as compared to $833,558 for the six months ended February 28, 2009.  The decrease in professional fees is primarily due to a decrease in the value of stock based compensation paid to consultants;

•
A $98,781 increase in research and development costs for the six months ended February 28, 2010, to $896,245 as compared to $797,464 for the six months ended February 28, 2009, as we work to fine tune our products in preparation for production.

•
A $90,000 increase in officer compensation for the six months ended February 28, 2010, to $270,000 as compared to $180,000 for the six months ended February 28, 2009, due to an increase in salary for the achievement of certain milestones in accordance with the executive employments agreements; and

•
A $73,701 increase in general and administrative expenses for the six months ended February 28, 2010, to $384,777 as compared to $311,076 for the six months ended February 28, 2009, due to increases in employee benefits, payroll taxes, computer expenses and office expenses.

Other Expenses.

For the six months ended February 28, 2010, we reported other expenses consisting of financing costs, amortization expenses, interest expense and foreign currency gains totaling $1,776,045 as compared to $2,937,331 for the six months ended February 28, 2009.  The decrease at February 28, 2010, is primarily attributed to a decrease in the value of stock compensation paid to consultants providing capital raising services.

Net Loss.

For the six months ended February 28, 2010, we reported a net loss of $3,777,714 as compared to a net loss of $5,107,855 for the six months ended February 28, 2009, primarily due to a decrease in other expenses as previously discussed.

Liquidity and Capital Resources.

We had no cash and cash equivalents as of February 28, 2010, as compared to $200,099 as of August 31, 2009 as we are awaiting additional financing.  Accounts receivable totaled $441,456 as of February 28, 2010 as compared to $75,203 as of August 31, 2009, and primarily consisted of amounts due from the LoadRack project.  Costs and estimated earnings in excess of billings on uncompleted contracts related to the LoadRack project amounted to $25,068 as of February 28, 2010 as compared to $292,723 as of August 31, 2009.  Prepaid expenses and other assets totaled $56,520 as of February 28, 2010, as compared to $122,078 as of February 28, 2009, and primarily consisted of advisor retainers, prepaid insurance and license fees.  Deferred financing costs totaled $8,500 as of February 28, 2010, as compared to $70,257 as of August 31, 2009, and consisted of unamortized financing costs related to the issuance of common stock in connection with debt issuances or extensions.

As of February 28, 2010, the total of our property and equipment, less accumulated depreciation, was a net value of $1,402,631, compared to the net value of $1,300,641 for our property and equipment, less accumulated depreciation, as of February 28, 2009.  The increase is primarily due to the development of the website and database during the six months ended February 28, 2010.  Amortization of the website and database has not commenced, and will begin when the PocketFinder® product line is launched.  We continue to assess these assets for potential impairment and none has been recorded to date.

Other assets, consisted of patents and trademarks net of amortization and deposits, and amounted to $1,290,771 as of February 28, 2010, as compared to $1,238,653 as of August 31, 2009.  The increase is the result of increased legal fees to obtain and secure additional international patents and trademarks.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of February 28, 2010, were $3,224,946 as compared to our total assets as of August 31, 2009, which were $3,299,654.  The decrease in our total assets as between the two periods was due primarily to a decrease in cash and cash equivalents, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and deferred financing costs that was offset by increases in property and equipment, patents and trademarks and deposits.

As of February 28, 2010, our accounts payable and accrued expenses, including accrued officer compensation, were $2,442,110 as compared to $1,443,519 as of August 31, 2009.  The increase in accounts payable and accrued expenses, including accrued officer compensation, is primarily a result of cash flow management that has resulted in extending payables and accruing officer compensation.

Advances from officers including accrued interest as of February 28, 2010 totaled $582,324 whereby there were no such advances as of August 31, 2009 as outstanding advances and related accrued interest were converted into shares of our common stock during the year ended August 31, 2009.

Notes payable and accrued interest totaled $1,515,000 and $118,299, respectively, as of February 28, 2010, as compared to $1,350,389 of notes payable and $41,446 of accrued interest as of August 31, 2009.  The $1,515,000 in promissory notes are short term, to be repaid out of potential future permanent financing.  The Company is currently in default on three notes payable totaling $975,000 due to delays in funding commitments.  We expect to repay these notes in default as soon as we receive additional funding.

Accumulated deficit as of February 28, 2010 totaled $23,543,700 as compared to $19,765,986 as of August 31, 2009 and consisted of net losses accumulated from inception.  Approximately $13,236,000 of the accumulated deficit were “non-cash” expenses, such as stock based compensation, whereby our common stock was issued in exchange for services provided to the Company.

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

On February 8, 2010, the Company entered into a stock purchase agreement (“SPA”) with NIT Holdings Limited for the sale of $10,000,000 in newly issued common stock and warrants.  The purchase price is to be payable in three installments as follows: 1) $2,500,000 within three days of the signing of the SPA; 2) $2,500,000 within fifteen days of the first payment; and 3) $5,000,000 within thirty days of the first payment.  The purchase price per share is defined as the closing day’s market value (less 12% discount) on the day the payment is received.  Warrant coverage will cover 25% of the aggregate value of the payment received, based on the closing day’s market value on the day the payment is received, with a three-year term.  As of the date of this filing, no funding has been received on this SPA, and although the parties remain in discussion, there is no guarantee that the Company will complete the sale of shares contemplated in the SPA.

 We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in revenue and cost of revenue upon launching our products into the market, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution. Since our inception, we have generated significant losses.  As of February 28, 2010, we had an accumulated deficit of $23,543,700 and we expect to incur continual losses until sometime in calendar year 2011.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of February 28, 2010, we had no cash and cash-equivalents.  During the six months ended February 28, 2010, we received $572,500 of advances from officers to fund operations.  In addition, we also received equity investments, net of offering costs, totaling $221,500 for the purchase of our common stock and warrants.  Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

Product Research and Development

If funding becomes available, we plan to continue to develop new product enhancements while we prepare for the initial market launch of the PocketFinder® and PetFinder® products in 2010.  We anticipate that we will be prepared to begin delivery of product to retailers in 2010 although there can be no assurance that we will meet that target time period.

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

Off-Balance Sheet Arrangements

As of February 28, 2010, we had no off-balance sheet arrangements.

Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. We have evaluated subsequent events for the period from February 28, 2010, the date of these financial statements, through April 14, 2010, which represents the date the financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were events or transactions occurring during this subsequent event reporting period that are disclosed in Note 11 of the financial statements. With respect to this disclosure, we have not evaluated subsequent events occurring after April 14, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2010, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department, and a limited corporate governance structure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the six months ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On February 3, 2010, the Registrant issued 25,000 shares of its restricted common stock in exchange for consulting services related to technology development.  The shares were valued at $17,000, which represents the fair market value of the services provided on the award date.

On February 9, 2010, the Registrant issued 280,000 shares of its restricted common stock in exchange for business development consulting services.  The shares were valued at $89,600, which represents the fair market value of the services provided on the award date.

On February 9, 2010, the Registrant issued 300,000 shares of its restricted common stock in exchange for legal advisory services.  The shares were valued at $100,000, which represents the fair market value of the services provided on the award date.

On April 14, 2010, the Company issued 422,156 shares of common stock in exchange for accounting related advisory services and consulting services related to technology development. The shares were valued at $112,704, which represents the fair market value of the services provided on the award date.

Common Stock Issuances for Note Payable Extensions

On February 5, 2010, the Registrant issued 318,000 shares of its restricted common stock in connection with a note payable due date extension.  The shares were valued at $104,940, which represents the fair market value of the note payable extension costs on the award date.

On February 8, 2010, the Registrant issued 100,000 shares of its restricted common stock in connection with a note payable due date extension.  The shares were valued at $57,000, which represents the fair market value of the note payable extension costs on the award date.

Warrants Issuances for Services Provided

On February 3, 2010, the Company issued “Series R” warrants to certain consultants to purchase 240,000 common shares at $0.68 per share in exchange for consulting services related to technology and product development and legal advisory services.  The warrants expire on December 16, 2014.  The fair value of the warrants using the Black-Scholes option pricing model amounted to $152,801.

Exemption From Registration. The shares of Common Stock and Warrants referenced in Part II, Item 2 above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock and Warrants were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

On July 24, 2009, the Company entered into a senior convertible promissory note agreement for $250,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by January 24 2010, or upon a minimum of $2,500,000 being raised by the Company. The note bears interest at 12% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty, and is secured by common stock personally owned by an officer of the Company.  At the option of the note holder, the note may be converted into shares of the Company’s common stock on the basis of $1.00 per share.  The due date of January 24, 2010 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest.

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

10.19	Consulting Agreement between the Company and Brooks Secrest dated December 10, 2007. (13)
10.20	Consulting and Sales Representative Agreement between the Company and WhizBiz, LLC dated January 2, 2008. (13)
10.21	Consulting Agreement between the Company and Tina Florance, CPA, dated January 2, 2008. (13)
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”) dated February 27, 2008. (6)
10.23	Technology License and Distribution Agreement between the Company and NXP dated February 27, 2008. (7)
10.24	Platform Development Agreement between the Company and NXP dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the Company and NXP dated February 27, 2008. (9)
10.26	Call Center Services Contract between the Company and 24/7 INtouch dated September 25, 2007. (14)
10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc. dated May 30, 2008. (10)
10.28	Business Development Consulting Agreement between the Company and The Scigliano Group dated March 1, 2008. (14)

10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr. dated August 15, 2008. (15)
10.30	Loan Promissory Note Agreement for $950,000 between the Company and Joseph Scalisi dated September 3, 2008. (11)
10.31	Consulting Services Agreement between the Company and Michael Dautermann dated October 16, 2008. (15)
10.32	Consent of Independent Registered Accounting Firm (15)
10.33	Loan Promissory Note Agreement for $625,000 between the Company and Gemini Master Fund, Ltd. dated November 18, 2008. (16)
10.34	Loan Promissory Note Agreement for $300,000 between the Company and Steve Finley dated December 24, 2008. (16)
10.35	Loan Promissory Note Agreement for $350,000 between the Company and Joseph Scalisi dated January 26, 2009. (16)
10.36	Professional Services Agreement between the Company and LoadRack, LLC dated January 28, 2009. (16)
10.37	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated January 30, 2009. (16)
10.38	Endorsement Agreement between the Company and John Riegger dated February 12, 2009. (16)
10.39	Senior Secured Promissory Note Agreement for $100,000 between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.40	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.41	Stock Purchase Agreement between the Company and Aaron Taylor dated May 15, 2009. (18)
10.42	Stock Purchase Agreement between the Company and ORI Services Corp. dated May 27, 2009. (19)
10.43	Promissory Note Agreement for $100,000 between the Company and Netgain Financial, Inc. dated May 27, 2009. (19)
10.44	Stock Purchase Agreement between the Company and Michael Flanagan dated June 5, 2009. (20)
10.45	Settlement Agreement and Release between the Company and the Redwood Parties. (20)
10.46	Senior Convertible Promissory Note Agreement for $250,000 between the Company and David Nagelberg dated July 24, 2009. (21)
10.47	Stock Purchase Agreement between the Company and Affinitas Corporation dated July 31, 2009. (21)
10.48	Extension Agreement between the Company and Gemini Master Fund, Ltd. dated August 20, 2009 (22)
10.49	Stock Purchase Agreement between the Company and David M. Morse, Jr. dated September 14, 2009. (23)
10.50	Stock Purchase Agreement between the Company and Robin Babcock dated September 15, 2009. (23)
10.51	Consulting Agreement between the Company and Tina Florance, CPA, dated May 1, 2009. (24)
10.52	Promissory Note Agreement for $300,000 between the Company and Alder Capital Partners I, L.P. dated July 6, 2009. (25)
10.53	Executive Employment Agreement between the Company and Rod Egdorf dated July 3, 2009. (26)
10.54	Assistance Services Agreement between the Company and u-blox America, Inc. dated July 7, 2009. (26)
10.55	Sublease Agreement between the Company and California Avocado Commission dated October 26, 2009. (26)
10.56	Stock Purchase Agreement between the Company and Allen Simon dated November 2, 2009. (26)
10.57	Master Services Agreement between the Company and Affinitas Corporation dated November 30, 2009.
10.58	Support Services Agreement between the Company and Spectrum Design Solutions, Inc. dated December 15, 2009.
10.59	Statement of Work and Terms and Conditions for Time and Materials Project between the Company and Spectrum Design Solutions, Inc. dated January 15, 2010.
10.60	Consulting Agreement between the Company and Vistal capital Corp. dated February 1, 2010.
10.61	Amended and Restated Convertible Promissory Note Agreement between the Company and Alder Capital Partners I, L.P. dated March 19, 2010. (27)
10.62	Stock Purchase Agreement between the Company and NIT Holdings Limited dated February 8, 2010
10.63	Joinder Agreement between Location Based Technologies, Ltd. and NIT Holdings Limited dated February 8, 2010
14.1	Code of Business Conduct and Ethics Policy
21.1	Subsidiary of the Registrant
Location Based Technologies, Ltd. ( an England and Wales private limited company)

31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer

(1)
Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.

(2)	Filed as Exhibit 3.(II) to the SRI SB-2 and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”).
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2009 8-K.
(10)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008.
(11)	Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008.
(12)	Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008.
(13)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008.
(14)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008.
(15)	Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008.
(16)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2009.
(17)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
(18)	Filed as like-numbered exhibit to registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2009.
(19)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2009.
(20)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.
(21)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.
(22)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009.
(23)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2009.
(24)	Filed as Exhibit 10.44 to registrant’s Form 10-Q filed with the SEC on July 14, 2009.
(25)	Filed as Exhibit 10.45 to registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2009.
(26)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on November 30, 2009.
(27)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2010.

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.
Dated: April 19, 2010	By:	/s/ David M. Morse
David M. Morse Co- President and Chief Executive Officer

Dated: April 19, 2010	By:	/s/ Desiree Mejia
Desiree Mejia Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer