Form 10-Q/A
period 2010-02-28
Location Based Technologies, Inc.
filed 2010-07-20
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-Q for the fiscal quarter ended February 28, 2010, originally filed with the Securities and Exchange Commission on April 19, 2010.

We are filing this Amendment No.1 to restate consulting revenue related to the LoadRack consulting project.  Other related accounts affected include accounts receivable, allowance for doubtful accounts, costs and estimated earnings in excess of billings on uncompleted contracts and bad debt expense.

Revenues are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.  Due to Loadrack’s continued non-payment of outstanding receivables, we have reevaluated the factors that we used to determine revenue recognition for the Loadrack contract.  As a result, we have concluded that it is appropriate to restate revenue for the three months ended February 28, 2010.  In addition, an allowance for doubtful accounts has been established for Loadrack’s accounts receivable balance at February 28, 2010.

We are also amending Item 2” Management's Discussion and Analysis of Financial Condition and Results of Operations” to reflect changes to the financial statements as a result of the restatement.

Except as noted above, this amendment is not intended to supplement, amend or update other information presented in this quarterly report as originally filed.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
February 28, 2010 and August 31, 2009

	February 28,	August 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$200,099
Accounts receivable	1,456	75,203
Costs and estimated earnings in excess of billings
on uncompleted contracts	-	292,723
Prepaid expenses and other assets	56,520	122,078
Deferred financing costs	8,500	70,257

Total current assets	66,476	760,360

Property and equipment, net of accumulated depreciation	1,402,631	1,300,641

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,275,332	1,238,653
Deposits	15,439	-

Total other assets	1,290,771	1,238,653

TOTAL ASSETS	$2,759,878	$3,299,654

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,698,707	$932,616
Accrued officer compensation	743,403	510,903
Advances from officers	572,500	-
Accrued interest, advances from officers	9,824	-
Note payable	140,000	140,000
Accrued interest, note payable	30,371	22,041
Convertible notes payable, net of unamortized discount	1,375,000	1,210,389
Accrued interest, convertible notes payable	87,928	19,405

Total current liabilities	4,657,733	2,835,354

TOTAL LIABILITIES	4,657,733	2,835,354

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
98,317,496 and 96,823,547 shares issued and outstanding
at February 28, 2010 and August 31, 2009, respectively	35,918	34,424
Additional paid-in capital	22,309,128	21,224,422
Prepaid services paid in common stock	(234,133)	(1,028,560)
Accumulated deficit	(24,008,768)	(19,765,986)

Total stockholders' equity (deficit)	(1,897,855)	464,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,759,878	$3,299,654

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended  February 28, 2010 and 2009
(Unaudited)

	For the three months ended		For the six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009

Net revenue
Devices	$508	$-	$3,489	$-
Services	3,318	735	6,763	735
Consulting	-	70,047	46,874	70,047

Total net revenue	3,826	70,782	57,126	70,782

Cost of revenue
Devices	581	-	2,343	-
Services	7,128	1,930	21,315	1,930
Consulting	31,009	48,678	113,736	48,678

Total cost of revenue	38,718	50,608	137,394	50,608

Gross profit (loss)	(34,892)	20,174	(80,268)	20,174

Operating expenses
General and administrative	456,512	143,138	689,374	311,076
Officer compensation	135,000	90,000	270,000	180,000
Professional fees	278,897	471,300	440,689	833,558
Rent	54,444	33,900	89,361	67,800
Research and development	460,882	221,353	896,245	797,464

Total operating expenses	1,385,735	959,691	2,385,669	2,189,898

Net operating loss	(1,420,627)	(939,517)	(2,465,937)	(2,169,724)

Other income (expense)
Financing costs	(258,305)	(557,000)	(1,240,736)	(2,402,549)
Amortization of beneficial conversion feature	-	-	(164,611)	-
Amortization of deferred financing costs	(182,598)	(475,000)	(240,697)	(475,000)
Interest income (expense), net	(68,564)	(37,609)	(130,081)	(56,333)
Foreign currency gain (loss), net	(6)	(6,552)	80	(3,449)

Total other income (expense)	(509,473)	(1,076,161)	(1,776,045)	(2,937,331)

Net loss before income taxes	(1,930,100)	(2,015,678)	(4,241,982)	(5,107,055)

Provision for income taxes	-	-	800	800

Net Loss	$(1,930,100)	$(2,015,678)	$(4,242,782)	$(5,107,855)

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended  February 28, 2010 and 2009
(Unaudited)

	For the three months ended		For the six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009

Accumulated Deficit:

Balance, beginning of period	$(22,078,668)	$(13,116,022)	$(19,765,986)	$(10,023,845)

Net Loss	$(1,930,100)	$(2,015,678)	$(4,242,782)	$(5,107,855)

Balance, end of period	$(24,008,768)	$(15,131,700)	$(24,008,768)	$(15,131,700)

Basic - Earnings (loss) per share	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Basic - Weighted Average Number
of Shares Outstanding	97,519,953	87,867,126	97,300,586	87,518,279

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended  February 28, 2010 and 2009
(Unaudited)

	For the six months ended
	February 28,	February 28,
	2010	2009

Cash Flows from Operating Activities
Net loss	$(4,242,782)	$(5,107,855)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,245	18,617
Amortization of beneficial conversion feature	164,611	-
Amortization of prepaid services paid-in common stock	976,560	-
Common stock issued for services	76,717	1,219,859
Common stock issued for financing costs	219,940	196,000
Warrants issued for services	385,910	1,276,299
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	73,747	(735)
(Increase) decrease in costs and estimated earnings in
excess of billings on uncompleted contracts	292,723	29,953
(Increase) decrease in prepaid expenses and other assets	65,558	(35,805)
(Increase) decrease in deferred financing costs	61,757	475,000
(Increase) decrease in deposits	(15,439)	-
Increase (decrease) in accounts payable and accrued expenses	766,091	202,872
Increase (decrease) in accrued officer compensation	232,500	150,000
Increase (decrease) in accrued interest	86,677	56,013

Net cash used in operating activities	(818,185)	(1,519,782)

Cash Flows from Investing Activities
Purchase of property and equipment	(136,986)	(286,621)
Additions to patents and trademarks	(38,928)	(48,422)

Net cash used in investing activities	(175,914)	(335,043)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	221,500	-
Advances from officers, net	572,500	379,001
Proceeds from notes payable	-	925,000
Proceeds from notes payable, related party	-	1,300,000
Repayment on notes payable, related party	-	(666,000)

Net cash provided by financing activities	794,000	1,938,001

Net increase (decrease) in cash and cash equivalents	(200,099)	83,176

Cash and cash equivalents, beginning of period	200,099	20,569

Cash and cash equivalents, end of period	$-	$103,745

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of February 28, 2010, had an accumulated deficit of $24,008,768. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenues and Accounts Receivable – For the six months ended February 28, 2010, the Company’s largest customer accounted for 82.1% of total revenues. Total revenues from this customer were $46,874 for the six months ended February 28, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of February 28, 2010, the allowance for doubtful accounts amounted to $304,597.

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

13.           RESTATEMENT

Management has re-evaluated the revenue recognition for its contract with LoadRack as it relates to amounts recognized in the quarter ended February 28, 2010. The accompanying financial statements have been restated to correct revenue for the three and six months ended February 28, 2010 and to establish an allowance for doubtful accounts for unpaid receivables.  In particular, the following accounts have been restated:

	As originally reported	As restated

Accounts Receivable	$441,456	$-
Costs and estimated earnings in
excess of billings	25,068	-
Total current assets	531,544	66,476
Total assets	3,224,946	2,579,878
Accumulated deficit	(23,543,700)	(24,008,768)
Stockholders’ equity	(1,432,787)	(1,897,855)
Total liabilities and stockholders’ equity	3,224,946	2,579,878

For the three months ended February 28, 2010:
Revenue	164,297	3,826
Gross profit (loss)	125,579	(34,892)
General and administrative expense	151,915	456,512
Total operating expenses	1,081,138	1,385,735
Net operating loss	(955,559)	(1,420,627)
Net loss before taxes	(1,465,032)	(1,930,100)
Net loss	(1,465,032)	(1,930,100)

For the six months ended February 28, 2010:
Revenue, six months February 2010	217,597	57,126
Gross profit (loss)	80,203	(80,268)
General and administrative expense	384,777	689,374
Total operating expenses	2,081,072	2,385,669
Net operating loss	(2,000,869)	(2,465,937)
Net loss before taxes	(3,776,914)	(4,241,982)
Net loss	(3,777,714)	(4,242,782)

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

Revenue.

For the six months ended February 28, 2010, we generated $57,126 of net revenue as compared to $70,782 of net revenue for the six months ended February 28, 2009.  Net revenue for the six months ended February 28, 2010 and 2009 was primarily from the Professional Services Agreement with LoadRack, LLC.  The LoadRack consulting revenues were earned pursuant to a development agreement totaling $1,200,000 for the design, construction and implementation of a location tracking system for transportation fleets.  We are recognizing this revenue according to our estimate of our current progress to completion toward identifiable project milestones.  For the six months ended February 28, 2010, we recognized LoadRack consulting revenues totaling $46,874 primarily related to the finalization of the hardware design and software construction and implementation phases.

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

Operating Expenses.

For the six months ended February 28, 2010, our total operating expenses were $2,385,669 as compared to total operating expenses of $2,189,898 for the six months ended February 28, 2009.  The decrease in operating expenses is attributed to a decrease in professional fees that were offset by increases in officer compensation, research and development expenses and general and administrative expenses as discussed below:

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

•
A $90,000 increase in officer compensation for the six months ended February 28, 2010, to $270,000 as compared to $180,000 for the six months ended February 28, 2009, due to an increase in salary for the achievement of certain milestones in accordance with the executive employments agreements; and

•
A $378,298 increase in general and administrative expenses for the six months ended February 28, 2010, to $689,374 as compared to $311,076 for the six months ended February 28, 2009, due to increases in employee benefits, payroll taxes, computer expenses and office expenses and bad debt expense.

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

Net Loss.

For the six months ended February 28, 2010, we reported a net loss of $4,242,782 as compared to a net loss of $5,107,855 for the six months ended February 28, 2009, primarily due to a decrease in other expenses as previously discussed.

Liquidity and Capital Resources.

We had no cash and cash equivalents as of February 28, 2010, as compared to $200,099 as of August 31, 2009 as we are awaiting additional financing.  Accounts receivable, net of allowance for doubtful accounts, totaled $1,456 as of February 28, 2010 as compared to $75,203 as of August 31, 2009.  Costs and estimated earnings in excess of billings on uncompleted contracts related to the LoadRack project amounted to $0 as of February 28, 2010 as compared to $292,723 as of August 31, 2009.  Prepaid expenses and other assets totaled $56,520 as of February 28, 2010, as compared to $122,078 as of February 28, 2009, and primarily consisted of advisor retainers, prepaid insurance and license fees.  Deferred financing costs totaled $8,500 as of February 28, 2010, as compared to $70,257 as of August 31, 2009, and consisted of unamortized financing costs related to the issuance of common stock in connection with debt issuances or extensions.

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

Our total assets as of February 28, 2010, were  $2,759,878 as compared to our total assets as of August 31, 2009, which were $3,299,654.  The decrease in our total assets as between the two periods was due primarily to a decrease in cash and cash equivalents, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and deferred financing costs that was offset by increases in property and equipment, patents and trademarks and deposits.

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

Accumulated deficit as of February 28, 2010 totaled $24,008,768 as compared to $19,765,986 as of August 31, 2009 and consisted of net losses accumulated from inception.  Approximately $13,236,000 of the accumulated deficit were “non-cash” expenses, such as stock based compensation, whereby our common stock was issued in exchange for services provided to the Company.

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

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution. Since our inception, we have generated significant losses.  As of February 28, 2010, we had an accumulated deficit of $24,008,768 and we expect to incur continual losses until sometime in calendar year 2011.

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

LOCATION BASED TECHNOLOGIES, INC.
Dated: July 20, 2010	By:	/s/ David M. Morse
David M. Morse Co- President and Chief Executive Officer

Dated: July 20, 2010	By:	/s/ Desiree Mejia
Desiree Mejia Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer