Form 10-Q
period 2010-05-31
Location Based Technologies, Inc.
filed 2010-07-20
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended May 31, 2010

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

As of July 8, 2010, there were 107,222,272 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
May 31, 2010 and August 31, 2009

	May 31,	August 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67	$200,099
Accounts receivable	-	75,203
Costs and estimated earnings in excess of billings on uncompleted contracts	-	292,723
Prepaid expenses and other assets	29,150	122,078
Deferred financing costs	21,333	70,257

Total current assets	50,550	760,360

Property and equipment, net of accumulated depreciation	1,394,861	1,300,641

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,310,506	1,238,653
Deposits	15,439	-

Total other assets	1,325,945	1,238,653

TOTAL ASSETS	$2,771,356	$3,299,654

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,848,098	$932,616
Accrued officer compensation	878,403	510,903
Advances from officers	959,342	-
Accrued interest, advances from officers	27,403	-
Note payable	140,000	140,000
Accrued interest, note payable	34,606	22,041
Convertible notes payable, net of unamortized discount	1,225,883	1,210,389
Accrued interest, convertible notes payable	97,950	19,405

Total current liabilities	5,211,685	2,835,354

TOTAL LIABILITIES	5,211,685	2,835,354

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 100,022,272 and 96,823,547 shares issued and outstanding at May 31, 2010 and August 31, 2009, respectively	37,623	34,424
Common stock to be issued	100	-
Additional paid-in capital	22,940,465	21,224,422
Prepaid services paid in common stock	(199,733)	(1,028,560)
Accumulated deficit	(25,218,784)	(19,765,986)

Total stockholders' equity (deficit)	(2,440,329)	464,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,771,356	$3,299,654

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2010 and 2009
(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009

Net revenue
Devices	$2,897	$-	$6,386	$-
Services	1,715	1,056	8,478	1,791
Consulting	-	552,003	46,874	622,050

Total net revenue	4,612	553,059	61,738	623,841

Cost of revenue
Devices	2,215	-	4,558	-
Services	6,121	2,044	27,436	3,974
Consulting	325	171,668	114,061	220,346

Total cost of revenue	8,661	173,712	146,055	224,320

Gross profit (loss)	(4,049)	379,347	(84,317)	399,521

Operating expenses
General and administrative	125,856	309,648	815,157	620,724
Officer compensation	135,000	1,389,750	405,000	1,569,750
Professional fees	206,964	431,837	647,570	1,265,395
Rent	42,805	33,900	132,166	101,700
Research and development	357,356	333,022	1,253,601	1,130,486

Total operating expenses	867,981	2,498,157	3,253,494	4,688,055

Net operating loss	(872,030)	(2,118,810)	(3,337,811)	(4,288,534)

Other income (expense)
Financing costs	(71,414)	(137,142)	(1,312,150)	(2,539,691)
Amortization of beneficial conversion feature	(155,883)	-	(320,494)	-
Amortization of deferred financing costs	(19,167)	(712,500)	(259,864)	(1,187,500)
Interest income (expense), net	(91,609)	(52,910)	(221,690)	(109,243)
Foreign currency gain (loss), net	87	(1,956)	11	(5,405)

Total other income (expense)	(337,986)	(904,508)	(2,114,187)	(3,841,839)

Net loss before income taxes	(1,210,016)	(3,023,318)	(5,451,998)	(8,130,373)

Provision for income taxes	-	-	800	800

Net Loss	$(1,210,016)	$(3,023,318)	$(5,452,798)	$(8,131,173)

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2010 and 2009
(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009

Accumulated Deficit:

Balance, beginning of period	$(23,543,700)	$(15,131,700)	$(19,765,986)	$(10,023,845)

Net Loss	$(1,210,016)	$(3,023,318)	$(5,452,798)	$(8,131,173)

Balance, end of period	$(24,753,716)	$(18,155,018)	$(25,218,784)	$(18,155,018)

Basic - Earnings (loss) per share	$(0.01)	$(0.03)	$(0.06)	$(0.09)

Basic - Weighted Average Number
of Shares Outstanding	98,924,544	89,618,119	97,847,854	88,225,918

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2010 and 2009
(Unaudited)

	For the nine months ended
	May 31,	May 31,
	2010	2009

Cash Flows from Operating Activities
Net loss	$(5,452,798)	$(8,131,173)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,098	33,316
Amortization of beneficial conversion feature	320,494	-
Amortization of prepaid services paid-in common stock	1,010,960	-
Common stock issued for services	194,921	1,778,006
Common stock issued for financing costs	284,940	1,251,500
Common stock issued for interest expense	-	52,082
Common stock issued for officer compensation	-	1,296,000
Warrants issued for services	394,324	1,276,299
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	75,203	-
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	292,723	(72,050)
(Increase) decrease in prepaid expenses and other assets	92,928	9,820
(Increase) decrease in deferred financing costs	48,924	(79,000)
(Increase) decrease in deposits	(15,439)	-
Increase (decrease) in accounts payable and accrued expenses	915,482	379,421
Increase (decrease) in accrued officer compensation	367,500	191,250
Increase (decrease) in accrued interest	155,037	56,737

Net cash used in operating activities	(1,258,703)	(1,957,792)

Cash Flows from Investing Activities
Purchase of property and equipment	(146,737)	(225,600)
Additions to patents and trademarks	(75,434)	(100,671)

Net cash used in investing activities	(222,171)	(326,271)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	221,500	108,750
Proceeds from common stock to be issued, net of offering costs	-	87,000
Advances from officers, net	959,342	549,000
Proceeds from notes payable	-	1,125,000
Proceeds from convertible notes payable	100,000	-
Proceeds from notes payable, related party	-	1,300,000
Repayment on notes payable, related party	-	(694,500)

Net cash provided by financing activities	1,280,842	2,475,250

Net increase (decrease) in cash and cash equivalents	(200,032)	191,187

Cash and cash equivalents, beginning of period	200,099	20,569

Cash and cash equivalents, end of period	$67	$211,756

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2010 and 2009
(Unaudited)

	For the nine months ended
	May 31,	May 31,
	2010	2009

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$73,300	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$284,940	$-
Issuance of common stock for services	$194,921	$1,778,006
Issuance of common stock for officer compensation	$-	$1,296,000
Issuance of common stock for interest costs	$-	$52,082
Issuance of warrants for services	$394,324	$1,276,299
Issuance of common stock for conversion of notes payable and accrued interest	$236,524	$-
Issuance of common stock for conversion of related party notes payable	$-	$605,500
Issuance of common stock for conversion of advances from officers	$-	$549,000
Deferred costs paid for with debt	$-	$2,850,000

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2010, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2009, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of May 31, 2010, had an accumulated deficit of $25,218,784. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at May 31, 2010 are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenues – For the nine months ended May 31, 2010, the Company’s largest customer accounted for 93.3% of total revenues. Total revenues from this customer were $46,874 for the nine months ended May 31, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of May 31, 2010, the allowance for doubtful accounts amounted to $304,597.

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

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of May 31, 2010 and August 31, 2009, the Company capitalized $1,192,220 and $1,146,852 for patent related expenditures, respectively. As of May 31, 2010 and August 31, 2009, the Company capitalized $141,584 and $111,518 for trademark related expenditures, respectively.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $3,581 and $351 for the nine months ended May 31, 2010 and 2009, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of May 31, 2010 and August 31, 2009, the Company capitalized costs totaling $1,348,341 and $1,209,204, respectively, related to its website development. The website development costs will be depreciated when the website is completed and ready for use.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets, that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of May 31, 2010, the Company did not deem any of its long-term assets to be impaired.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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

In August 2009, the Company recognized a beneficial conversion feature totaling $189,615 in connection with a $625,000 convertible note payable and a $100,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $164,611 for the nine months ended May 31, 2010.

In March 2010, the Company recognized a beneficial conversion feature totaling $195,000 in connection with a $300,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $155,161 for the nine months ended May 31, 2010.

In May 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $722 for the nine months ended May 31, 2010.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the nine months ended May 31, 2010 and 2009, the Company incurred $1,253,601 and $1,130,486 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 franchise fee in its provision for income taxes for the nine months ended May 31, 2010 and 2009.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

2.	PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2010 and August 31, 2009 consists of the following:

	May 31,	August 31,
	2010	2009

Website development costs	$1,348,341	$1,209,204
Machinery and equipment	71,934	78,388
Computer software	41,626	37,116
Computer and video equipment	36,962	27,418
Office furniture	13,166	13,166
Leasehold improvements	2,445	2,445
Less: accumulated depreciation	1,514,474	1,367,737
	(119,613)	(67,096)
Total property and equipment	$1,394,861	$1,300,641

Depreciation expense for the nine months ended May 31, 2010 and 2009 amounted to $52,517 and $32,965, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

3.           ADVANCES FROM OFFICERS (Continued)

For the nine months ended May 31, 2010, cash advances from officers totaling $959,342 were provided to the Company to cover operating expenses. As of May 31, 2010, accrued interest related to officer advances totaled $27,403.

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

4.           CONVERTIBLE NOTES PAYABLE (Continued)

$625,000 Senior Secured Promissory Note (Continued)

On August 27, 2009, in accordance with the Third Extension, the Company converted $52,603 of interest accrued through July 31, 2009, into 80,927 shares of the Company’s common stock on the basis of $0.65 per share.

The Third Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of May 31, 2010.

As of May 31, 2010, the note payable balance and accrued interest totaled $625,000 and $52,833, respectively.

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

4.           CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Senior Secured Promissory Note (Continued)

The First Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of May 31, 2010.

As of May 31, 2010, the note payable balance and accrued interest totaled $100,000 and $6,327, respectively.

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

On November 27, 2009, the promissory note agreement was extended for an additional nine months and due on May 27, 2010. As consideration for the extension, the Company issued an additional 25,000 shares of common stock valued at $17,000 on the award date.

The extension due date of May 27, 2010 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of May 31, 2010.

As of May 31, 2010, the note payable balance and accrued interest totaled $100,000 and $12,164, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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

On March 19, 2010, the Company entered into an amended and restated convertible promissory note agreement (“Amended Note”) related to the original $300,000 promissory note agreement (“Original Note”) dated July 6, 2009.  Under the terms of the Amended Note, accrued interest on the Original Note and related attorney fees were converted into the $332,000 principal balance of the Amended Note.  In addition, the Amended Note holder was awarded 200,000 shares of the Company’s common stock valued at $90,000 on the award date.  The Amended Note matures on June 19, 2010 and contains conversion rights whereby the Amended Note holder, at any time, may convert any portion of the outstanding principal amount and accrued interest into shares of the Registrant’s common stock at the rate of $0.20 per share or 50% of the volume-weighted average price of the Registrant’s shares on the conversion date, whichever is greater.

In connection with the Amended Note, the outstanding principal and unpaid accrued interest may be converted, at any time, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.  The conversion rate of $0.20 per share was below the market value of $0.33 per share resulting in a beneficial conversion feature in the amount of $195,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note extension.

On March 29, 2010, the Amended Note holder exercised the conversion rights and elected to convert $100,000 of the principal balance into 500,000 shares of the Company’s common stock at the conversion rate of $0.20 per share.

On May 13, 2010, the Amended Note holder exercised the conversion rights and elected to convert $132,000 of the principal balance and $4,524 of accrued interest into 682,620 shares of the Company’s common stock on the basis of $0.20 per share.

As of May 31, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $100,000 and $625, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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

The due date of January 24, 2010 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of May 31, 2010. In connection with the loan default, the Company issued 318,000 shares of common stock valued at $104,940 on the award date.

As of May 31, 2010, the note payable balance and accrued interest totaled $250,000 and $25,644, respectively.

$100,000 Promissory Note

On May 19, 2010, the Company entered into a promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 18, 2010. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

The conversion rate of $0.20 per share was below the market value of $0.22 per share resulting in a beneficial conversion feature in the amount of $10,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note extension.

As of May 31, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $90,722 and $356, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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

On March 24, 2010, the promissory note agreement was extended for an additional six months and due on September 24, 2010. As consideration for the extension, the Company awarded 100,000 shares of the Company’s common stock valued at $32,000 on the award date and agreed to pay $5,000 per month during the extension period until the note is repaid.

As of May 31, 2010, the note payable balance and accrued interest totaled $140,000 and $34,606, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

6.         NOTES PAYABLE – RELATED PARTY

$950,000 Promissory Note (Continued)

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

Other Commitments

On September 26, 2008, the Company received a purchase order for approximately $3,700,000 from TagWorks LLC for PetFinderTM devices. The Company expects to begin delivery in the third quarter of calendar 2010. TagWorks LLC was co-founded by a shareholder of the Company.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

7.           COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

On November 11, 2009, the Company entered into a sublease agreement to lease approximately 10,600 square feet of general office space in Irvine, California, for base rent ranging from $7,986 to $15,440 per month over the lease term.  The lease term is from December 1, 2009 through July 31, 2011.

Total rental expense on operating leases for the nine months ended May 31, 2010 and 2009 was $132,166 and $101,700, respectively.

As of May 31, 2010, the future minimum lease payments are as follows:

For the Years Ending May 31,

2011	$181,016
2012	30,879

Total	$211,895

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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

In April 2010, the Company issued 100,000 shares of common stock in connection with a note payable default. The shares were valued at $33,000, which represents the fair market value of the note payable default costs on the award date (see Note 4).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

8.           EQUITY (Continued)

Common Stock (Continued)

In April 2010, the Company issued 500,000 shares of common stock in exchange for the conversion of $100,000 in notes payable (see Note 4).

In April 2010, the Company issued 422,156 shares of common stock in exchange for accounting related advisory services and consulting services related to technology development. The shares were valued at $118,204, which represents the fair market value of the services provided on the award date.

In May 2010, the Company issued 682,620 shares of common stock in exchange for the conversion of $132,000 in notes payable and $4,524 of accrued interest (see Note 4).

Common Stock To Be Issued

On March 24, 2010, the Company agreed to issue 100,000 shares of common stock in connection with a note payable extension. The shares were valued at $32,000, which represents the fair market value of note payable extension costs on the award date (see Note 5).

Prepaid Services Paid In Common Stock

In January 2009, officers of the Company transferred 2,500,000 shares of their personally owned LBT common stock to certain advisors in exchange for capital raising services to be provided in 2009. The amount recorded as advances from officers and related deferred financing costs totaled $2,850,000 to be amortized over the performance period.  In May 2009, $2,850,000 of advances from officers was converted into shares of the Company’s common stock. At this time, the unamortized deferred financing costs were reclassified as prepaid services paid in common stock to be amortized over the remaining performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $0 at May 31, 2010.

In April 2009, the Company issued 160,000 shares of common stock to consultants for marketing related advisory services valued at $102,400 on the date of issuance, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuances amounted to $40,000 at May 31, 2010.

In February 2010, the Company issued 280,000 shares of common stock to a consultant for sales and business development advisory services valued at $89,600 on the award date, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $59,733 at May 31, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

8.           EQUITY (Continued)

Prepaid Services Paid In Common Stock (Continued)

In February 2010, the Company issued 300,000 shares of common stock to a consultant for legal advisory services valued at $100,000 on the award date, to be amortized as legal services are utilized by the Company. Unamortized prepaid services paid in common stock related to such issuance amounted to $100,000 at May 31, 2010.

Warrants

Warrants to purchase up to 5,395,858 shares of the Company’s common stock are outstanding at May 31, 2010 (see Note 9).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan. The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards. The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board. No shares of common stock were granted under the plan during the nine months ended May 31, 2010.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

9.           STOCK OPTIONS AND WARRANTS (Continued)

Warrants

On November 3, 2008, the Company agreed to issue “Series G” warrants to certain consultants to purchase 81,724 common shares at $2.45 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 3, 2011. On April 22, 2010, 20,500 of these warrants were cancelled and replaced with “Series O” warrants.  The fair value of the 61,224 outstanding warrants using the Black-Scholes option pricing model amounted to $160,939. No warrants were exercised as of May 31, 2010.

On November 24, 2008, the Company agreed to issue “Series H” warrants to certain consultants to purchase 1,528,410 common shares at $0.88 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 24, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,115,361. No warrants were exercised as of May 31, 2010.

On May 15, 2009, the Company agreed to issue “Series I” warrants in connection with a private placement to purchase 20,161 common shares at $1.76 per share. The warrants expire May 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $23,030. No warrants were exercised as of May 31, 2010.

On May 27, 2009, the Company agreed to issue “Series J” warrants in connection with a private placement to purchase 22,936 common shares at $1.24 per share. The warrants expire May 27, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,649. No warrants were exercised as of May 31, 2010.

On June 5, 2009, the Company agreed to issue “Series K” warrants in connection with a private placement to purchase 15,901 common shares at $1.34 per share. The warrants expire June 5, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $13,966. No warrants were exercised as of May 31, 2010.

On May 1, 2009, the Company agreed to issue “Series L” warrants to certain consultants to purchase 115,385 common shares at $0.65 per share in exchange for consulting services related to capital raising efforts. The warrants expire on May 1, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $58,142. No warrants were exercised as of May 31, 2010.

On July 31, 2009, the Company agreed to issue “Series M” warrants in connection with a private placement to purchase 96,849 common shares at $1.04 per share. The warrants expire on August 7, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $57,186. No warrants were exercised as of May 31, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

9.           STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On September 14, 2009, the Company agreed to issue “Series N” warrants in connection with a private placement to purchase 32,468 common shares at $0.88 per share. The warrants expire on September 14, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $19,309. No warrants were exercised as of May 31, 2010.

On September 15, 2009, the Company agreed to issue “Series O” warrants in connection with a private placement to purchase 27,671 common shares at $0.77 per share. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $14,434. No warrants were exercised as of May 31, 2010.

On November 24, 2009, the Company agreed to issue “Series P” warrants to certain consultants to purchase 410,448 common shares at $0.67 per share in exchange for consulting services related to capital raising efforts. The warrants expire on November 24, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $233,109.  No warrants were exercised as of May 31, 2010.

On November 2, 2009, the Company agreed to issue “Series Q” warrants in connection with a private placement to purchase 20,000 common shares at $0.75 per share. The warrants expire on November 2, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $12,620. No warrants were exercised as of May 31, 2010.

On December 16, 2009, the Company agreed to issue “Series R” warrants to certain consultants to purchase 240,000 common shares at $0.68 per share in exchange for consulting services related to technology and product development and legal advisory services. The warrants expire on December 16, 2014. The fair value of the warrants using the Black-Scholes option pricing model amounted to $152,801. No warrants were exercised as of May 31, 2010.

On April 20, 2010, the Company agreed to issue “Series O” warrants to a consultant to purchase 41,000 common shares at $0.77 per share in exchange for consulting services related to capital raising efforts. The warrants expire on November 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $8,414. No warrants were exercised as of May 31, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

11.           PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of May 31, 2010, are as follows:

Net operating loss carry forward	$9,161,000
Valuation allowance	(9,161,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $1,593,000 for the nine months ended May 31, 2010.

As of May 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $23,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2029. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

12.           SUBSEQUENT EVENTS

On June 2, 2010, the Company issued 100,000 shares of common stock to be issued in connection with a note payable extension. The shares were valued at $32,000, which represents the fair market value of the note payable extension costs on the award date (see Notes 5 and 8).

On June 2, 2010, the Company entered into a promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by December 1, 2010. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

12.           SUBSEQUENT EVENTS (Continued)

On June 14, 2010, the Company entered into a promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by December 13, 2010. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

On June 16, 2010, the Company issued 750,000 shares of common stock in exchange for business development and sales representative services. The shares were valued at $120,000, which represents the fair market value of the services provided on the award date.

On June 24, 2010, the Company issued 500,000 shares of common stock in exchange for consulting services related to capital raising efforts. The shares were valued at $100,000, which represents the fair market value of the services provided on the award date.

On June 28, 2010, the Company entered into a patent sale agreement to sell one of its patents in exchange for forgiveness on a $100,000 convertible note payable and accrued interest of $13,085.

On June 30, 2010, the Company issued 5,600,000 shares of common stock to an officer of the Company as reimbursement for personally owned common stock shares that were surrendered as collateral in connection with the Company’s default on a note payable.

On July 2, 2010, the Company entered into a promissory note agreement for $50,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 2, 2010. The note bears interest at 15% per annum. In addition, the Company shall issue 100,000 shares of common stock valued at $20,000 on the award date.

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

The development of our signature PocketFinder®, PetFinder®, and PocketFinder Luggage® locating products are now completed and production ready and have completed and received final certification from AT&T preparatory for global sales.

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

Through a Professional Services Agreement with Loadrack, LLC, the Company designed and built a real time, Internet-based system that increases the efficiency of moving perishable produce and refrigerated items; monitors and reports the temperature of fresh and frozen foods during transport; and will increase on-time deliveries of foods and perishable products.  LoadRack is the channel partner for sales and delivery of this specialized system for truck and load matching and its real-time asset tracking application.  The application allows shippers, carriers, and truck brokers to better utilize resources by identifying available trucks and loads while tracking load integrity across the supply chain.  Accessed via Internet, cell phone, or landline, the system allows users to determine load location and status, designate safe and unsafe zones and lanes, monitor load temperatures, facilitate route changes, and effectively manage equipment problems and delays.  The lengthy sales process began in 2008 with the first product shipped in March 2010.  Once the peak summer produce season concludes we anticipate that a sharp increase in sales will be achieved.

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

We have also developed and currently sell mobile applications that allow the Android phone (Google and T-Mobile), Apple’s iPhone (we anticipate submitting an iTunes Store mobile app for the iPad by late 3rd Qtr of 2010), Blackberry’s Bold and Curve, and GPS enabled smartphones using the Windows Mobile Professional 6.0 Operating System to act as a PocketFinder® with all of the features and functionality of our devices.  These mobile applications work world-wide as long as the phone has access to a network.  The mobile applications will be able to seamlessly add any of our PocketFinder® products.  These GPS mobile applications interact with our web-based interface from any telephone communication network globally.

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

Company Operations.  The top priority for 2010 is improving the financial performance and status of the Company.  LBT intends to leverage its personal location devices in order to drive revenue growth, deliver reasonable margins, and attain sustainable profitability.  We operate with an “outsourced” model of highly selected individuals and organizations that have quick growth capacity to keep pace with our anticipated growth.  We have a small number of employees, along with approximately 18 full and part time contractors working on product development,  manufacturing, sales and marketing and other aspects of our business.  This model allows us to tightly control our overhead and allows the Company to shift direction quickly (from development to sales) and have the right resources in place at the right time.  We believe that the infrastructure and critical organizations are in place for successful operations once additional funding is received and product is ready for sale.  Our senior management team brings the right knowledge, skills and abilities to deliver our unique products and services.  Distribution opportunities are expanding and we are carefully analyzing each market opportunity against potential growth, economic value, and support capability metrics.  We are developing a business model for international market opportunities and are in discussions with distributors in at least eleven countries at this time.  We have now reached the phase where we will focus on building our sales and customer support functions and organizations rather than on product development.  Our head of Marketing and Sales, Rod Egdorf, brings the essential knowledge, skills, and experiences that will leverage our ability on the domestic and international markets.

Product Certification.  In order for our location devices and services to be sold and used, various governmental agencies and mobile service carriers must certify that each of our products and services meets applicable standards.  In late February 2009, we submitted our devices to RFI Global Labs to be tested for compliance with standards promulgated by the U.S. Federal Communications Commission (“FCC”).  We received FCC certification in May 2009.  As of March 31, 2010, we completed and passed the PCS Type Certificaton Review Board (PTCRB) carrier certification that is required to sell devices in the United States.   AT&T’s mobile carrier network certification was received on June 17, 2010.  This is the last step prior to marketing and sales in the United States.

Our Challenges.  Globally, the past two years have been difficult with the technology industry facing one of the worst economic downturns on record.  Development of our products and the certification process has taken longer than we anticipated, primarily due to our ongoing need for funds.  In addition, revenues from Apple, Inc. and Google for our mobile applications have just recently enabled us to collect monthly use fees via Apple’s and Google’s billing systems.  We will make the necessary developmental/coding changes so that we are able to collect monthly fees as soon as possible.  However, our billing system is now operational and all smartphone downloads, with the exception of the iPhone, are now available directly from our website for only $0.99 per month.

During the economic downturn, funds that were raised were used to complete the LoadRack trucking solution as well as the PocketFinder® and PetFinder® devices. We have been significantly short of needed capital resulting in many months of delays in finalizing U.S. and European certifications and entering the market with product.  Hardware and software product development are notorious for going way past schedule and over budget.  Most products do not move smoothly from development into certification and then into the marketplace.  Our experience has been no exception.  However, as noted earlier in “Product Certification,” our certification process, though slow, the results have been consistently positive.

Though the process has been slow, we have continued to secure sufficient funds to continue our development and certification process, as well as cover our overhead, from revenues, short-term loans and private placements of common stock.  This has allowed us to support operations while we are in discussion with a small number of strategic individuals and companies with interest in providing significant cash infusion as debt or equity investments to fund inventory, support sales and marketing initiatives, and for general operational expenses.  We will continue to evaluate ways to raise capital needed to run the company and fuel anticipated growth in a way that will allow management to focus on the business more so than capital raising.  However, there is no assurance that we will be successful in future fundraising efforts.  A significant infusion of funds will strengthen our financial position and allow us to focus on optimizing the value of our operations and to formalize the sales and distribution opportunities we have nurtured during the past several years.  It also will provide stability for the shareholders, employees, customers, and vendors.

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

MDB Capital Group specializes in their focus and quantification of intellectual property (“IP”) valuation.  Recently, MDB ranked LBT in the 90th percentile for technology leadership from over 1,600 small cap companies with U.S. patents. We have a total of 25 issued and 18 pending US Patents, 6 foreign patents pending, 6 PCT filings, 15 registered trademarks, 8 pending trademarks and 4 Madrid Protocol trademark cases.  MDB reported that 60% of the value of the Wilshire 5000 is intangible and represents over seven trillion dollars in value.  Great IP typically correlates with superior risk-adjusted returns and with increased pricing power.  For example, companies with high tech scores during this most recent period of essentially flat GDP growth demonstrated company valuation growth that was 38% better than the U.S. economy at large and 112% better valuations than companies with low tech scores.  IP is a strategic asset that may be used to create and sustain competitive advantage which may lead to market share gains, enhanced pricing premiums, and increased shareholder value.

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

Our Target Markets and Marketing Strategy.  We believe that the primary target market for our products will consist of parents with school-aged children from ages five to thirteen, family pets, and the LoadRack Tracking devices for the freight and cargo carrier markets.  Secondary markets may include medical and elder care providers, campers, hikers, backpackers, adventure seekers, extreme sports enthusiasts, delivery services, vehicle finance companies, auto dealerships, law enforcement agencies, military organizations and individuals wishing to track valuable personal items.   We are also seeing an increase in interest for our family vehicle product by families with a “1st driver” teen in the home.  The vehicle device provides the consistent ability to know where the family vehicle is located along with the ability to monitor speeds and to set Speed Alerts.

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

In spite of the downturn in the economy and financial markets, we continue to see evidence of the market demand for location-based services that will allow family members to keep in touch with one another in an increasingly busy world and for products that allow companies to more efficiently utilize their vehicles and their mobile workforce.  ABI Research reports that the North American and worldwide personal navigation device (“PND”) market  remained flat in the past year as the impact of the economy and the narrow range of applications has its effect.  A Gartner report dated August 13, 2009, states that, “The market is expanding, and we expect over 100 million location based service (“LBS”) subscribers (including paying subscribers and those that use free software) by the end of 2009, with North America being the leading region.  The total will grow to over 660 million by 2013.  Over 50 operators around the world provide LBS today.” In April, 2010, Juniper Research offered similar projections regarding LBS growth saying that, “The LBS market will top $12 billion by 2014.” In a related area, IDC forecasted that worldwide shipments of smartphones will surpass 390 million units by 2013 while growing at a compound annual growth rate (“CAGR”) of 20.9% for the 2009-2013 forecast period.  Interestingly, the Android Operating System is also projected to experience the fastest growth and IDC projects it to become the #2 Operating System by 2013 with a CAGR of 150.4%.  Our Mobile PocketFinder® location solution for the Android phone is a great example of how a smartphone can be easily adapted for family members or business associates to stay in contact with one another.  The application is currently being sold from LBT’s website.

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

Currently, revenues are being generated from consulting fees associated with our LoadRack Professional Services Agreement along with initial sales from our new PocketFinder® Vehicle devices, LoadRack Tracker sales, and ongoing mobile/laptop application downloads.  Future revenues are expected to be based on fulfilling purchase orders, including the $3,000,024 purchase order for LoadRack tracking devices signed on June 29, 2009, as well as from our first purchase order of $3,700,000 for the PetFinder® product.  Delivery of the first PetFinder® products in the US will begin upon securing funds for production and delivery of production devices.  A Purchase Order valued at up to $600,000 will not be filled at this time for specialized medical asset tracking devices.  A more suitable solution will be delivered to the customer by the end of the year, 2010.

Our Growth Strategy.  Our objective is to become a major provider of personal and asset location services in the location based services market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for children, pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

•	A mass market retail price of under $150.00 for personal location devices (customized trucking solutions with additional features and capabilities will be sold at a higher cost);
•	A basic monthly service fee of under $15.00 with multiple convenient access points (mobile phone, land line, or via the internet);
•	Ease of use at the location interface point as well as with the device; and
•	Rugged design that meets the rigors of an active child, pets or the normal wear and tear of an applicable valuable asset such as a truck or laptop computer.

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

Our Research and Development.  We are in the final steps of the research and development phase for our family PocketFinder® and PetFinder® products.  We received FCC certification in May 2009 and CE certification in September 2009, PTCRB was finalized in March 2010, and the AT&T carrier network certification was completed and certified in June 2010.  Our manufacturing will continue to work with our company and several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value on the market.  We anticipate ongoing involvement with some level of developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of July 10, 2010, we have three full-time employees and approximately 18 contracted professionals engaged in hardware and software development, early marketing and sales preparation, and will soon add customer service contracted professionals.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We have identified two to four key employees to be brought in once significant revenues/funds have been secured, with selective and controlled growth commensurate with significant increases in our revenues over time.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced to organizations contracted to provide respective services.  We plan to remain focused on our core competency of providing location devices and services.

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

RESULTS OF OPERATIONS.

For the nine months ended May 31, 2010 as compared to the nine months ended May 31, 2009.

Revenue.

For the nine months ended May 31, 2010, we generated $61,738 of net revenue as compared to $623,841 of net revenue for the nine months ended May 31, 2009.  Net revenue for the nine months ended May 31, 2010 and 2009 was primarily from the Professional Services Agreement with LoadRack, LLC.  The LoadRack consulting revenues were earned pursuant to a development agreement totaling $1,200,000 for the design, construction and implementation of a location tracking system for transportation fleets.  We are recognizing this revenue according to our estimate of our current progress to completion toward identifiable project milestones.  For the nine months ended May 31, 2010, we recognized LoadRack consulting revenues totaling $46,874 primarily related to the finalization of the hardware design and software construction and implementation phases.

We commenced PocketFinder Vehicle® and Vehicle Fleet FinderTM sales at the end of August 2009.  For the nine months ended May 31, 2010, we generated $14,864 of device and service revenue from the sale of these devices.

Cost of Revenue.

For the nine months ended May 31, 2010, cost of revenue totaled $146,055 as compared to $224,319 for the nine months ended May 31, 2009.  As contract revenues are recognized using management’s estimate of total costs to complete a project, it is at least reasonably possible that the profit margin estimate could change in the near term, although management is not aware of any factors which would have a material bearing on its present revenue recognition.

Operating Expenses.

For the nine months ended May 31, 2010, our total operating expenses were $3,253,494 as compared to total operating expenses of $4,688,055 for the nine months ended May 31, 2009.  Operating costs decreased approximately $1,435,000 or 30.6% for the nine months ended May 31, 2010 as compared to May 31, 2009.  The decrease in operating expenses is attributed to significant decreases in professional fees and officer compensation that were offset by increases in general and administrative expenses and research and development expenses as discussed below:

•
A $617,825 decrease in professional fees to $647,570 for the nine months ended May 31, 2010, as compared to $1,265,395 for the nine months ended May 31, 2009.  The decrease in professional fees is primarily due to a decrease in the value of stock based compensation paid to consultants; and

•
A $1,164,750 decrease in officer compensation for the nine months ended May 31, 2010, to $405,000 as compared to $1,569,750 for the nine months ended May 31, 2009, due to the recognition of a stock-based bonus for achieving FCC approval in accordance with the executive employments agreements during the nine-months ended May 31, 2009, whereby no such bonus was awarded during the nine-months ended May 31 2010; and

•
A $123,115 increase in research and development costs for the nine months ended May 31, 2010, to $1,253,601 as compared to $1,130,486 for the nine months ended May 31, 2009, as we work to fine tune our products in preparation for production; and

•
A $194,433 increase in general and administrative expenses for the nine months ended May 31, 2010, to $815,157 as compared to $620,724 for the nine months ended May 31, 2009, due to the recognition of a $304,597 allowance for doubtful accounts.

Other Expenses.

For the nine months ended May 31, 2010, we reported other expenses consisting of financing costs, amortization expenses, interest expense and foreign currency gains totaling $2,114,187 as compared to $3,841,839 for the nine months ended May 31, 2009.  The decrease at May 31, 2010, is primarily attributed to a decrease in the value of stock compensation paid to consultants providing capital raising services.

Net Loss.

For the nine months ended May 31, 2010, we reported a net loss of $5,452,798 as compared to a net loss of $8,131,173 for the nine months ended May 31, 2009, primarily due to a decrease in operating expenses and other expenses as previously discussed.

Liquidity and Capital Resources.

We had $67 of cash and cash equivalents as of May 31, 2010, as compared to $200,099 as of August 31, 2009 as we are awaiting additional financing.  Accounts receivable totaled $0 as of May 31, 2010 as compared to $75,203 as of August 31, 2009, and primarily consisted of amounts due from the LoadRack project.  Costs and estimated earnings in excess of billings on uncompleted contracts related to the LoadRack project amounted to $0 as of May 31, 2010 as compared to $292,723 as of August 31, 2009.  Prepaid expenses and other assets totaled $29,150 as of May 31, 2010, as compared to $122,078 as of May 31, 2009, and primarily consisted of advisor retainers, prepaid insurance and license fees.  Deferred financing costs totaled $21,333 as of May 31, 2010, as compared to $70,257 as of August 31, 2009, and consisted of unamortized financing costs related to the issuance of common stock in connection with debt issuances or extensions.

As of May 31, 2010, the total of our property and equipment, less accumulated depreciation, was a net value of $1,394,861, compared to the net value of $1,300,641 for our property and equipment, less accumulated depreciation, as of May 31, 2009.  The increase is primarily due to the development of the website and database during the nine months ended May 31, 2010.  Amortization of the website and database has not commenced, and will begin when the PocketFinder® product line is launched.  We continue to assess these assets for potential impairment and none has been recorded to date.

Other assets, consisted of patents and trademarks net of amortization and deposits, and amounted to $1,325,945 as of May 31, 2010, as compared to $1,238,653 as of August 31, 2009.  The increase is the result of increased legal fees to obtain and secure additional international patents and trademarks.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of May 31, 2010, were $2,771,356 as compared to our total assets as of August 31, 2009, which were $3,299,654.  The decrease in our total assets as between the two periods was due primarily to a decrease in cash and cash equivalents, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses and deferred financing costs that was offset by increases in property and equipment, patents and trademarks and deposits.

As of May 31, 2010, our accounts payable and accrued expenses, including accrued officer compensation, were $2,726,501 as compared to $1,443,519 as of August 31, 2009.  The increase in accounts payable and accrued expenses, including accrued officer compensation, is primarily a result of cash flow management that has resulted in extending payables and accruing officer compensation.

Advances from officers including accrued interest as of May 31, 2010 totaled $986,745 whereby there were no such advances as of August 31, 2009 as outstanding advances and related accrued interest were converted into shares of our common stock during the year ended August 31, 2009.

Notes payable, net of unamortized discount, and accrued interest totaled $1,365,883 and $132,556, respectively, as of May 31, 2010, as compared to $1,498,439 of notes payable and $41,446 of accrued interest as of August 31, 2009.  The $1,365,883 in promissory notes are short term, to be repaid out of potential future permanent financing.  The Company is currently in default on three notes payable totaling $975,000 due to delays in funding commitments.  We expect to repay these notes in default as soon as we receive additional funding.

Accumulated deficit as of May 31, 2010 totaled $25,218,784 as compared to $19,765,986 as of August 31, 2009 and consisted of net losses accumulated from inception.  Approximately $13,427,000 of the accumulated deficit were “non-cash” expenses, such as stock based compensation, whereby our common stock was issued in exchange for services provided to the Company.

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

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution. Since our inception, we have generated significant losses.  As of May 31, 2010, we had an accumulated deficit of $25,218,784 and we expect to incur continual losses until sometime in calendar year 2011.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of May 31, 2010, we had $67 of cash and cash-equivalents.  During the nine months ended May 31, 2010, we received approximately $959,000 of advances from officers to fund operations.  We received equity investments, net of offering costs, totaling $221,500 for the purchase of our common stock and warrants.  In addition, we also received short-term loans of $100,000.  Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

Product Research and Development

If funding becomes available, we plan to prepare for the initial market launch of the PocketFinder® and PetFinder® products in 2010.  We anticipate that we will be prepared to begin delivery of product to retailers in 2010 although there can be no assurance that we will meet that target time period.

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

Off-Balance Sheet Arrangements

As of May 31, 2010, we had no off-balance sheet arrangements.

Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. We have evaluated subsequent events for the period from May 31, 2010, the date of these financial statements, through July 20, 2010, which represents the date the financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were events or transactions occurring during this subsequent event reporting period that are disclosed in Note 11 of the financial statements. With respect to this disclosure, we have not evaluated subsequent events occurring after July 20, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2010, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department, and a limited corporate governance structure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the nine months ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On April 19, 2010, the Company issued 422,156 shares of common stock in exchange for accounting related advisory services and consulting services related to technology development. The shares were valued at $118,204, which represents the fair market value of the services provided on the award date.

On June 16, 2010, the Company issued 750,000 shares of common stock in exchange for business development and sales representative services. The shares were valued at $120,000, which represents the fair market value of the services provided on the award date.

On June 24, 2010, the Company issued 500,000 shares of common stock in exchange for consulting services related to capital raising efforts. The shares were valued at $100,000, which represents the fair market value of the services provided on the award date.

Common Stock Issuances for Conversion of Debt

On April 6, 2010, the Company issued 500,000 shares of common stock in exchange for the conversion of $100,000 in notes payable.

On May 26, 2010, the Company issued 682,620 shares of common stock in exchange for the conversion of $132,000 in notes payable and $4,524 of accrued interest.

Common Stock Issuances in Connection with Promissory Notes, Promissory Note Extensions and Promissory Note Defaults

On April 6, 2010, the Company issued 100,000 shares of common stock in connection with a note payable default. The shares were valued at $33,000, which represents the fair market value of the note payable default costs on the award date.

On June 2, 2010, the Company issued 100,000 shares of common stock to be issued in connection with a note payable extension. The shares were valued at $32,000, which represents the fair market value of the note payable extension costs on the award date.

On June 30, 2010, the Company issued 5,600,000 shares of common stock to an officer of the Company as reimbursement for personally owned common stock shares that were surrendered as collateral in connection with the Company’s default on a note payable.

On July 2, 2010, the Company entered into a promissory note agreement for $50,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 2, 2010. The note bears interest at 15% per annum. In addition, the Company shall issue 100,000 shares of common stock valued at $20,000 on the award date.

Warrants Issuances for Services Provided

On April 20, 2010, the Company agreed to issue “Series O” warrants to a consultant to purchase 41,000 common shares at $0.77 per share in exchange for consulting services related to capital raising efforts. The warrants expire on November 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $8,414.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.*	Document Description
3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (1)
3.1A 3.2	Amended Articles of Incorporation dated October 20, 2008. (15) Amended and Restated By-Laws of Location Based Technologies, Inc. (2)
3.2 B	Amendments to By-Laws adopted June 28, 2010 (28)
10.1	Executive Employment Agreement between the Company and David Morse dated October 9, 2007. (3)
10.2	Executive Employment Agreement between the Company and Joseph Scalisi dated October 9, 2007. (3)
10.3	Executive Employment Agreement between the Company and Desiree Mejia dated October 9 2007. (3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse dated August 30, 2007 (obligation assumed by the Company). (3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi dated August 30, 2007 (obligation assumed by the Company). (3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia dated August 30, 2007 (obligation assumed by the Company). (3)
10.7	Series A Warrant Agreement between the Company and Northstar Investments, Inc. dated August 15, 2007. (3)
10.8	Series B Warrant Agreement between the Company and Northstar Investments, Inc. dated August 15, 2007. (3)
10.9	Finder’s Fee Agreement between PocketFinder, LLC and Northstar Investments, Inc. dated March 9, 2007 (obligation assumed by the Company). (3)
10.10	Consulting Agreement between PocketFinder, LLC and Northstar Investments, Inc. dated July 16, 2007 (obligation assumed by the Company ). (3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp. adopted September 10, 2007 (obligation assumed by the Company). (3)
10.12	Product Design Agreement between Location Based Technologies, Corp. and Aero Technology UK, Ltd. dated May 1, 2007 (obligation assumed by the Company). (3)
10.13	PocketFinder Branding and Website – Control Agreement between PocketFinder, LLC and Coregenic, LLC dated September 20, 2006 (obligation assumed by the Company). (3)
10.14	Professional Services Contract between PocketFinder, LLC and Coregenic, LLC dated September 27, 2006 (obligation assumed by the Company). (3)
10.15	Consulting Agreement between Location Based Technologies, Corp. and Michael Beydler dated October 3, 2006 (obligation assumed by the Company). (3)
10.16	Consulting Agreement between Location Based Technologies, Corp. and Roger Anderson dated July 10, 2006 (obligation assumed by the Company). (3)
10.17	Promissory Note Agreement for $900,000 between PocketFinder, Inc. and David Morse dated November 28, 2005 (obligation assumed by the Company). (3)
10.18
M2M Telecommunications Services Agreement (portions of Attachment D to this Exhibit 99.1 have been omitted pursuant to a request for confidential treatment which has been approved by the Commission). (4)

10.19	Consulting Agreement between the Company and Brooks Secrest dated December 10, 2007. (13)
10.20	Consulting and Sales Representative Agreement between the Company and WhizBiz, LLC dated January 2, 2008. (13)
10.21	Consulting Agreement between the Company and Tina Florance, CPA, dated January 2, 2008. (13)
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”) dated February 27, 2008. (6)
10.23	Technology License and Distribution Agreement between the Company and NXP dated February 27, 2008. (7)
10.24	Platform Development Agreement between the Company and NXP dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the Company and NXP dated February 27, 2008. (9)
10.26	Call Center Services Contract between the Company and 24/7 INtouch dated September 25, 2007. (14)
10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc. dated May 30, 2008. (10)
10.28	Business Development Consulting Agreement between the Company and The Scigliano Group dated March 1, 2008. (14)

10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr. dated August 15, 2008. (15)
10.30	Loan Promissory Note Agreement for $950,000 between the Company and Joseph Scalisi dated September 3, 2008. (11)
10.31	Consulting Services Agreement between the Company and Michael Dautermann dated October 16, 2008. (15)
10.32	Consent of Independent Registered Accounting Firm (15)
10.33	Loan Promissory Note Agreement for $625,000 between the Company and Gemini Master Fund, Ltd. dated November 18, 2008. (16)
10.34	Loan Promissory Note Agreement for $300,000 between the Company and Steve Finley dated December 24, 2008. (16)
10.35	Loan Promissory Note Agreement for $350,000 between the Company and Joseph Scalisi dated January 26, 2009. (16)
10.36	Professional Services Agreement between the Company and LoadRack, LLC dated January 28, 2009. (16)
10.37	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated January 30, 2009. (16)
10.38	Endorsement Agreement between the Company and John Riegger dated February 12, 2009. (16)
10.39	Senior Secured Promissory Note Agreement for $100,000 between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.40	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.41	Stock Purchase Agreement between the Company and Aaron Taylor dated May 15, 2009. (18)
10.42	Stock Purchase Agreement between the Company and ORI Services Corp. dated May 27, 2009. (19)
10.43	Promissory Note Agreement for $100,000 between the Company and Netgain Financial, Inc. dated May 27, 2009. (19)
10.44	Stock Purchase Agreement between the Company and Michael Flanagan dated June 5, 2009. (20)
10.45	Settlement Agreement and Release between the Company and the Redwood Parties. (20)
10.46	Senior Convertible Promissory Note Agreement for $250,000 between the Company and David Nagelberg dated July 24, 2009. (21)
10.47	Stock Purchase Agreement between the Company and Affinitas Corporation dated July 31, 2009. (21)
10.48	Extension Agreement between the Company and Gemini Master Fund, Ltd. dated August 20, 2009 (22)
10.49	Stock Purchase Agreement between the Company and David M. Morse, Jr. dated September 14, 2009. (23)
10.50	Stock Purchase Agreement between the Company and Robin Babcock dated September 15, 2009. (23)
10.51	Consulting Agreement between the Company and Tina Florance, CPA, dated May 1, 2009. (24)
10.52	Promissory Note Agreement for $300,000 between the Company and Alder Capital Partners I, L.P. dated July 6, 2009. (25)
10.53	Executive Employment Agreement between the Company and Rod Egdorf dated July 3, 2009. (26)
10.54	Assistance Services Agreement between the Company and u-blox America, Inc. dated July 7, 2009. (26)
10.55	Sublease Agreement between the Company and California Avocado Commission dated October 26, 2009. (26)
10.56	Stock Purchase Agreement between the Company and Allen Simon dated November 2, 2009. (26)
10.57	Master Services Agreement between the Company and Affinitas Corporation dated November 30, 2009. (29)
10.58	Support Services Agreement between the Company and Spectrum Design Solutions, Inc. dated December 15, 2009. (29)
10.59	Statement of Work and Terms and Conditions for Time and Materials Project between the Company and Spectrum Design Solutions, Inc. dated January 15, 2010. (29)
10.60	Consulting Agreement between the Company and Vistal capital Corp. dated February 1, 2010. (29)
10.61	Amended and Restated Convertible Promissory Note Agreement between the Company and Alder Capital Partners I, L.P. dated March 19, 2010. (27)
10.62	Extension Agreement between the Company and Steve Finley dated March 24, 2010.
10.63	Consulting Services Agreement between the Company and Netgain Financial, Inc. dated April 29, 2010.
10.64	Promissory Note Agreement between the Company and Rotary Partners LLC dated May 19, 2010.
10.65	Promissory Note Agreement between the Company and Joseph Gallagi dated June 2, 2010.
10.66	Consulting and Representative Services Agreement between the Company and SimCar Holdings, Inc. dated June 4, 2010.
10.67	Consulting and Representative Services Agreement between the Company and Kay Strategies, Inc. dated June 14, 2010.

10.68	Promissory Note Agreement between the Company and Jeffrey Motske dated June 14, 2010.
10.69	Financial Advisory Agreement between the Company and ALTA Investments, LLC dated June 15, 2010.
10.70	Patent Sale Agreement between the Company and Netgain Financial, Inc. dated June 28, 2010.
10.71	Promissory Note Agreement between the Company and Robert Freedman dated July 2, 2010.
14.1	Code of Business Conduct and Ethics Policy (3)
21.1	Subsidiary of the Registrant
Location Based Technologies, Ltd. ( an England and Wales private limited company)
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer

(1)
Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.

(2)	Filed as Exhibit 3.(II) to the SRI SB-2 and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”).
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2009 8-K.
(10)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008.
(11)	Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008.
(12)	Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008.
(13)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008.
(14)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008.
(15)	Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008.
(16)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2009.
(17)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
(18)	Filed as like-numbered exhibit to registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2009.
(19)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2009.
(20)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.
(21)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.
(22)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009.
(23)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2009.

(24)	Filed as Exhibit 10.44 to registrant’s Form 10-Q filed with the SEC on July 14, 2009.
(25)	Filed as Exhibit 10.45 to registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2009.
(26)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on November 30, 2009.
(27)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(28)	Filed as Exhibit 3.01 to registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010.
(29)	Filed as like-numbered exhibits to registrant's Form 10-Q filed with the SEC on April 19, 2010.

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K

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