Form 10-K
period 2010-08-31
Location Based Technologies, Inc.
filed 2010-12-14
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 2010

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from         to

Commission File Number 333-139395

LOCATION BASED TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	20-4854758
(State of incorporation)	(I.R.S. Employer Identification No.)

38 Discovery, Ste. 150, Irvine, California 92618
(Address of principal executive offices)

888-600-1044
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

56,178,486 common shares @ $0.43 (1) = $24,156,748
(1) Closing price as quoted on the OTC Bulletin Board on February 26, 2010

As of November 29, 2010, there were 108,872,272 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

ITEM 1. BUSINESS

Overview.  We are a corporation incorporated in Nevada as of April 10, 2006.  We are qualified to do business in California.  Our shares of common stock are currently traded in the over-the-counter market and our stock price is reported on the OTC Bulletin Board under the symbol “LBAS.”  We are headquartered in Irvine, California.

Our Business.  Location Based Technologies, Inc. designs, develops, and sells personal, pet, and vehicle locator devices and services.  We are the developer of the PocketFinder® family of products and the PocketFinder Network™.  The PocketFinder® family of products currently includes the PocketFinder® People, PocketFinder® Vehicle, PocketFinder® Pets, PocketFinder® Luggage, PocketFinder® Mobile and PocketFinder® Fleet.  The PocketFinder® is a small location device that enables a user to locate a device, person, or pet, at anytime from almost anywhere.  PocketFinder® personal locator devices are completely wireless.  Users can monitor the safety and location of family members, pets, and valuables using Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies.

With current economic conditions and the lack of available capital, we have been significantly short of needed capital resulting in many months of delays.  Without significant capital, LBT will not be able to consummate launch of its products within the consumer markets, Business-to-Business markets, or the government markets.  Since September 11, 2001, our country has experienced two recessions, two wars, a housing boom to bust, and what many consider to be the greatest financial crisis since the Great Depression.  The recessions, wars, loss of home values along with unemployment woes have hurt consumers.  For small businesses, it has been the lack of available capital that has hurt LBT the most.  The prevailing economic conditions have exasperated the delays expected as products move from development into certification and then into the marketplace.  Our experience is no exception.  However, our certification process, though slow, has been very positive and with exemplary results.

Through our Professional Services Agreement with Loadrack, LLC, we developed a new User Interface designed for the trucking and freight monitoring industry.  We assisted LoadRack in building a dynamic, real time, internet-based system that will increase the efficiency of moving produce and refrigerated items, ensure the safety of fresh and frozen foods during transport, and will increase on-time deliveries of foods and perishable products.  LoadRack is positioning to be the premier provider of truck and load matching with this industry first real-time asset tracking application.  Their advanced application allows shippers, carriers, and truck brokers to optimize resources and coordination by procuring available trucks and loads while ensuring load integrity across the supply chain.  Accessed via Internet, cell phone, or landline, the system allows users to determine load location and status, designate safe and unsafe zones and lanes, monitor load temperatures, facilitate route changes, and effectively manage equipment problems and delays.  This opportunity represents a great way to leverage a vast vertical market by applying the Company’s cutting edge PocketFinder Network™ with its smartphone and hardware applications to enhance the way commerce is moved, contain costs, and facilitate the delivery of goods to stores cheaper, better and faster throughout the United States (“US”).

The Company’s associated PocketFinder® Fleet uses similar advanced technology to help businesses optimize their mobile resources (vehicles, equipment, sales forces, etc.) by providing location information that enables enhanced coordination and leveraging of assets.  Once again, the lack of manufacturing and marketing capital has severely limited LBT’s ability to sell and install product.

The Company generated $67,000 in revenues for the year ended August 31, 2010 as compared to $958,000 in revenues for the year ended August 31, 2009.  We generated revenue from our new PocketFinder® Vehicle devices and the mobile and laptop application downloads.  Future revenues will be based on new purchase orders, including the $3,000,024 purchase order for LoadRack tracking devices as well as from our previously reported first purchase order of $3,700,000 for the PetFinder® product once the company is able to secure manufacturing funds.

We have continued sales of mobile applications that allow the Android phone (Google, T-Mobile), Apple’s iPhone, Blackberry’s Bold and Curve, and GPS enabled smartphones using the Windows Mobile Professional 6.0 Operating System to act as a PocketFinder® with all of the features and functionality of our devices although sales have been limited due to lack of marketing funds.  These mobile applications work world-wide as long as the phone has access to a network.  Furthermore, as PocketFinder® People and PocketFinder® Pets devices enter the US market, the mobile applications will be able to seamlessly add our devices.  These GPS mobile applications interact with our easy to use web-based interface from any telecom network (Global System for Mobile communication (“GSM”) or Code Division Multiple Access (“CDMA”)).  Our billing system is now operational and all downloads, with the exception of the iPhone, are now available directly from our website for $0.99 per month.  Our Android Mobile PocketFinder® Mobile application won both the Handango 2009 Award for “Best GPS/Map Application” and its 2009 “Groundbreaker Award”.  The Handango awards recognize best in class applications for a number of mobile platforms and functionalities.  Applications are nominated by industry leaders and then voted on by the global user community.  With this recognition we continue to note that the greatest value for these smartphone applications will not be realized until we deliver PocketFinder® People and PocketFinder® Pets products to our customers that will drive value and enhance the way that families and businesses stay connected.

Due to the lack of available capital, we were unable to fulfill the first order for the LoadRack hardware components and will not be able to do so until funds are secured. Manufacturing and delivery of all products will begin once sufficient funds are received.  We have continued to work with our geospatial provider, u-blox of Switzerland, to ensure continued support and world class levels of service.  With the latest upgrades to the u-blox system our location speed and accuracy is stellar.  U-blox is a well recognized location based company with a great reputation for their quality delivery of specialized geospatial support.  The Company has secured all necessary certifications to conduct global sales including AT&T’s Carrier Network approval.

We have been successful in securing sufficient funds from revenues and short-term loans that have allowed us to support operations from quarter to quarter. We are in discussion with a small number of strategic individuals and companies with interest in providing significant cash infusion as debt or equity investments to fund inventory, support sales and marketing initiatives, and for general operational expenses. We are evaluating ways to raise capital necessary to run the company and fuel anticipated growth in a way that will allow management to focus on the business more so than capital raising.  However, there is no assurance that we will be successful in the fundraising efforts. The desired outcome is to form long-term relationships that deliver both immediate and long-term mutual benefit to all parties.

We will continue to enhance the functional capability of our products on an ongoing basis as new vertical market opportunities are regularly being discovered.  OEM opportunities are also an element of our strategic direction.

In spite of the dramatic downturn in the economy and the financial markets, we continue to see evidence of the market demand for location-based services that will allow family members to keep in touch with one another in an increasingly busy world and for products that allow companies to more efficiently utilize their vehicles and their mobile workforce.  In July, 2010, Frost & Sullivan projected growth of location based services (LBS) for wireless carriers to be $1.58B in 2015.  In their study they stated, “In tandem with smartphone advances, carriers are making their networks and locating capability more accessible to LBS application developers.”  LBT is on the forefront of this movement and working closely to utilize carrier based location information to enhance the in-door performance of the PocketFinder® family of products.

At the same time, navigation on cellular phones is gaining momentum.  According to ABI Research, in the long-term, PNDs will face increasing competition from new form factors such as mobile Internet devices (“MID”), portable media players, and multipurpose, large-screen, connected portable devices.

We believe that the PocketFinder® family of products represents the sought for application that ABI recognizes is missing to stimulate the growth of personal location or navigation devices.  By taking advantage of the latest in GPS, GSM, and Internet technology, small and medium sized businesses will be able to more effectively and efficiently manage their mobile assets and human resources.  In addition, the PocketFinder® products will optimize the ability for families to stay connected.  Gartner estimates that only 5 to 20% of the targeted audience for Location Based Services has been tapped and that we will see mainstream adoption within the next 2 years.

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

In addition, vertical applications may include: outdoor and extreme sports enthusiasts, parents, adult children of the elderly, elder care providers of patients with Alzheimer’s and dementia, special needs providers for those with disabilities, pet owners, and for the tracking and recovery of valuable property and luggage while traveling.  Our device is fifty millimeters in diameter or about 2 inches.  It fits easily into a child’s pocket, their backpack, or onto a belt.  The PocketFinder® People and PocketFinder® Pets devices will come with a form fitting silicone pouch that can easily slide onto a belt or a pet’s collar.

We operate with an “outsourced” model of highly selected individuals and organizations that have quick growth capacity to keep pace with our anticipated fast growth.  We have a small number of employees and, due to our shortage of operating funds, we have significantly reduced our use of full and part time contractors working on our endeavor.  It has allowed us to tightly control our overhead and ensure that we have the right resources in place at the right time.   We have a very talented senior management team that brings the right knowledge, skills and abilities to deliver world-class products and services.  Distribution opportunities are available and we are carefully analyzing each market opportunity against the cost of entry, potential growth, economic value, and support capability metrics.    We are developing a business model for international market opportunities and are in discussions with distributors in at least eleven countries at this time.

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

Our Personal Locator Services.  We have been unable to begin manufacturing the PocketFinder® devices.  We have entered into a manufacturing agreement  to produce our PocketFinder® devices in France.  We will provide end-user customer service and support in the United States through existing, award winning call centers.  We anticipate exploring multiple vertical markets including the following:

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

Our Intellectual Property Investment.  We have invested significantly, and continue to invest, in intellectual properties, which consist of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover all aspects of the PocketFinder®, its operating system and user interface.  We have expanded and filed additional claims this fiscal year that cover new aspects of the PocketFinder® People locator, its operating system and user interface.  Our intellectual property portfolio includes 24 issued US patents, 18 pending US patents, 6 pending foreign patents, 6 PCT filings, 13 registered trademarks, 8 pending trademarks, and 4 Madrid protocol trademark cases.

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

The Company launched PocketFinder® Vehicle, PocketFinder® Fleet and the LoadRack tracking device and system.  Launch of the PocketFinder® People and PocketFinder® Pets in the United States and in certain parts of Europe are dependent upon receipt of needed funds.  The Company hopes to also be involved in numerous other “white label” marketing opportunities.  In addition, several licensing opportunities are being explored on the international front.

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

Closely related to personal locators is the desire for pet locators as it is estimated there are 70,000,000 pets in the US.  A locator device will give a pet owner the ability to locate their pet if it were to become lost or missing as well as to ensure that services paid for are received, i.e., that a walking service or pet care facility actually provide the outdoor activity contractually agreed to.  In addition, we are finding significant interest in the PocketFinder® Pets product in European countries.

Location Based Technologies marketing initiatives will include:

•	Licensing opportunities for the products in international areas or regions;
•	Self branded or “white label” opportunities for niche market or vertical market sales;
•	Affinity group marketing and outreach opportunities;
•	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters; and
•	Retail distribution initiatives.

Our Revenue Sources.  We expect our revenues to be based on the following sales and revenue sources:

•	Potential licensing fees;
•	Organizations that will self-brand the PocketFinder® for specialized niche markets (“white label”);
•	Personal Locator device sales to Retailers;
•	Personal Locator device sales through Affinity groups and through our web site;
•	Personal Locator device accessory sales;
•	Monthly recurring service fees; and
•	GPS Smartphone mobile application sales (one-time or monthly fees as applicable).

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

Our competitors include Geospatial Platform Providers, Application Developers, Zoombak, Snitch, Little Buddy, Lo-Jack, and Spot.  These competitors may be better financed, or have greater marketing and scientific resources than we do.

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

Our Research and Development.  As funds become available we will have ongoing research and development to enhance the size and performance of our existing products as well as to customize products to better fit specific vertical market needs and requirements.  We will continue to work with our manufacturer and several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value in the market.  We anticipate ongoing involvement with some level of developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of November 29, 2010, we have significantly limited our use of  contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We have identified two to four key employees to be brought in once significant revenues/funds have been secured, with selective and controlled growth commensurate with significant increases in our revenues over time.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced organizations contracted to provide respective services.  The company will remain focused on its core competency of providing location devices and services.

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

We reported net losses of $9,062,939 for the fiscal year ended August 31, 2010, and had net losses of $9,742,141 for the fiscal year ended August 31, 2009.  We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations.  In order to achieve profitable operations we need to secure sales of product.  This sales cycle has begun in Europe, New Zealand, and Australia with early discussions in several other countries.  In order to begin sales in the United States we have achieved required federal but must still complete carrier certification, and achieve significant sales revenues in order to establish our customer base.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

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

We have not been able to launch our marketing plan and have achieved light sales of our vehicle units.  We are unable to fill our two existing Purchase Orders until sufficient capital is received that will allow us to begin volume production of our vehicle and personal locator devices.  If our relationships with any of these retailers and affinity groups were disrupted, we could lose a significant portion of our anticipated revenues.

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

As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing, promotional and development expenses, unforeseen negative publicity, competition, product liability and lack of operating experience.  Many of the risks may be unforeseeable or beyond our control.  There can be no assurance that we will successfully implement our business plan in a timely or effective manner, or generate sufficient interest in the PocketFinder® products or services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

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

We will continue our research and development activities which require working capital.  To date, we have received minimal revenues from  sales of our products or services.  Our continuing research and development activities will require a commitment of substantial additional funds.  Our future capital requirements will depend on many factors, including continued progress in its research and development programs, the magnitude of these programs, the time and costs involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing research relationships, establishing collaborative arrangements, and the cost of finalizing licensing agreements to produce licensing revenues.

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

We may become dependent upon various consultants for one or more significant services required for PocketFinder® products which services will be provided to our business pursuant to agreements with such providers.  Inasmuch as the capacity for certain services by certain consultants may be limited, our inability, for economic or other reasons, to continue to receive services from existing providers in a timely manner or to obtain similar products or services from additional providers in a timely manner could have a material adverse effect on our business.

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

•           decreased demand for the PocketFinder® devices or its withdrawal from the market;
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

We may have a limited opportunity to operate freely.  Our commercial success will depend in part on our freedom to make, use, and sell our products.  If third party patents have claims that cover any of these products, then we will not be free to operate as described in our business plan, without invalidating or obtaining license(s) to such patents.  We may not be successful in identifying and invalidating prior claims of invention.  Similarly, a license may be unavailable or prohibitively expensive. In either case, we may have to redesign our products.  Such redesign efforts may take significant time and money, and such redesign efforts may fail to yield commercially feasible options.  If we are unable to develop products or processes that lie outside the scope of the third party’s patent claims, and we continue to operate, then we may be faced with claims of patent infringement, wherein the third party may seek to enjoin us from continuing to operate within our claim scope and seek monetary compensation for commercial damages resulting from our infringing activity.

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

Sales of a substantial number of shares of our common stock in the public market following this report could harm the market price of our common stock.  There are approximately 46,972,400 shares of our common stock currently available for resale under Rule 144.   As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price.

Our principal shareholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 48.4% of our outstanding common stock.  These shareholders intend to act together although they have not signed an agreement to do so.  If they act together, they will be able to control our management and affairs in all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interest of our other shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   DESCRIPTION OF PROPERTY

Our executive, administrative and operating offices are located at38 Discovery, Suite 150, Irvine, California 92618.  Our office space is approximately 10,000 square feet and consists of administrative work space for base rent of $15,440 per month.   The lease expires on July 31, 2011.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results.  However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholder meeting on August 25, 2010. The record date for the meeting was June 30, 2010, on which date there were 107,222,272 Shares of Common Stock issued and outstanding and were the only class of voting securities outstanding.

The shareholders voted on the following matters:

1.	To elect directors, David M. Morse, Joseph F. Scalisi and Desiree Mejia, to serve until the 2011 Annual Meeting of Shareholders; and

The only official item voted upon at the meeting was the election of directors, David M. Morse, Joseph F. Scalisi and Desiree Mejia, to serve until the 2010 Annual Meeting of Shareholders.  The results of the voting for Mr. Morse were 56,006,076 shares in favor, 0 shares against, and 1,260,723 shares withheld.  The results of the voting for Mr. Scalisi were 56,266,063 shares in favor, 0 shares against, and 1,000,736 shares withheld.  The results of the voting for Mrs. Mejia were 56,264,463 shares in favor, 0 shares against, and 1,002,336 shares withheld.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common shares are currently traded on the OTC Bulletin Board under the symbol “LBAS.”  This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The following table sets forth the high and low trading prices for each quarter of the last two fiscal years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or conversion, and may not represent actual transactions.

	High ($)	Low ($)
Fiscal Quarter ended November 30, 2008	$3.08	$0.66
Fiscal Quarter ended February 28, 2009	$1.37	$0.65
Fiscal Quarter ended May 31, 2009	$1.85	$0.42
Fiscal Quarter ended August 31, 2009	$1.37	$0.61
Fiscal Quarter ended November 30, 2009	$1.13	$0.60
Fiscal Quarter ended February 28, 2010	$0.68	$0.24
Fiscal Quarter ended May 31, 2010	$0.43	$0.14
Fiscal Quarter ended August 31, 2010	$0.34	$0.10

Reports to Security Holders.  We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Holders of Common Stock.  As of November 29, 2010, we had 108,872,272 shares of our common stock and outstanding and were owned by approximately 124 registered shareholders of our common stock including the Depository Trust’s nominee, which represents an unknown number of street form shareholders.

Recent Sales of Unregistered Securities.

Common Stock Issuances for Services Provided

On June 10, 2010, the Company issued 250,000 shares of common stock in exchange for business development and capital raising advisory services. The shares were valued at $65,000, which represents the fair market value of the services provided on the award date.

On September 27, 2010, the Company issued 500,000 shares of common stock in exchange for business development and capital raising advisory services. The shares were valued at $130,000, which represents the fair market value of the services provided on the award date.

Common Stock Issuances in Connection with Promissory Notes, Promissory Note Extensions and Promissory Note Defaults

On September 27, 2010, the Company issued 250,000 shares of common stock in connection with a debt issuance. The shares were valued at $25,000, which represents the fair market value of the debt issuance costs on the award date.

On October 21, 2010, the Company issued 100,000 shares of common stock in connection with a debt issuance. The shares were valued at $14,000, which represents the fair market value of the debt issuance costs on the award date.

On October 21, 2010, the Company issued 200,000 shares of common stock in connection with a debt issuance. The shares were valued at $22,000, which represents the fair market value of the debt issuance costs on the award date.

On October 28, 2010, the Company issued 400,000 shares of common stock in connection with a debt issuance. The shares were valued at $48,000, which represents the fair market value of the debt issuance costs on the award date.

Exemption From Registration. The shares of Common Stock referenced above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Re-Purchase of Equity Securities.  None

Dividends.  We announced on October 10, 2008, that the Board declared a 200% dividend (3 for 1 stock dividend) payable in stock for shareholders of record as of close of business on October 20, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information with respect to outstanding options and warrants as of November 29, 2010, pursuant to compensation plans (including individual compensation arrangements) under which equity securities of are authorized for issuance.

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

RESULTS OF OPERATIONS.

For the fiscal year ended August 31, 2010 as compared to the fiscal year ended August 31, 2009.

Revenue.

For the years ended August 31, 2010 and 2009, we generated $67,090 and $957,862 of net revenue primarily from the Professional Services Agreement with LoadRack, LLC, respectively.  The LoadRack consulting revenues were earned pursuant to a development agreement totaling $1,200,000 for the design, construction and implementation of a location tracking system for transportation fleets.  We are recognizing this revenue according to our estimate of our current progress to completion toward identifiable project milestones.  For the years ended August 31, 2010 and 2009, we recognized LoadRack consulting revenues approximating $47,000 and $943,000, respectively.

We commenced PocketFinder® Vehicle sales at the end of August 2009.  For the year ended August 31, 2010, we generated $20,000 of device sales and service revenue from the sale of PocketFinder® Vehicle devices.

Cost of Revenue.

For the years ended August 31, 2010 and 2009, cost of revenue totaled $157,710 and $362,365, respectively.  As contract revenues are recognized using management’s estimate of total costs to complete a project, it is at least reasonably possible that the profit margin estimate could change in the near term, although management is not aware of any factors which would have a material bearing on its present revenue recognition.

Operating Expenses.

For the year ended August 31, 2010, our total operating expenses were $4,179,708 as compared to total operating expenses of $5,560,632 for the year ended August 31, 2009.  Operating costs decreased by approximately $1,381,000 or 2.5% in 2010 from 2009.  The fluctuation in operating expenses is primarily attributed to the following:

•
A $1,142,250 decrease in officer compensation for the year ended August 31, 2010, to $540,000 as compared to $1,682,250 for the year ended August 31, 2009, due to the recognition of $1,296,000 in stock compensation during the year ended August 31, 2009, in accordance with executive employments agreements for receiving FCC approval on the devices;

•
A $430,032 decrease in professional fees to $909,756 for the year ended August 31, 2010, as compared to $1,339,788 for the year ended August 31, 2009.  The decrease in professional fees is primarily attributed to an overall decrease in legal fees and a decrease in stock based compensation for sales, marketing and technology consultants;

•
A $112,394 increase in research and development costs for the year ended August 31, 2010, to $1,647,797 as compared to $1,535,403 for the year ended August 31, 2009, due to the costs involved in obtaining various certifications; and

•	A $36,658 increase in rent for the year ended August 31, 2010, to $174,970 as compared to $138,312 for the year ended August 31, 2009, due to the Company moving its office space to Irvine.

Other Expenses.

For the year ended August 31, 2010, we reported other expenses consisting of net interest expense, financing costs, debt issuance costs, amortization expense, foreign currency gains and losses, gains on asset disposal and loss on asset impairment totaling $4,791,811 as compared to $4,776,206 for the year ended August 31, 2009.

Net Loss.

For the year ended August 31, 2010, we reported a net loss of $9,062,939 as compared to a net loss of $9,742,141 for the year ended August 31, 2009, primarily due to decreases in operating and other expenses as previously discussed.

Liquidity and Capital Resources.

We had cash and cash equivalents of $267 as of August 31, 2010, as compared to $200,099 as of August 31, 2009.  There was no accounts receivable balance as of August 31, 2010, while accounts receivable totaled $75,203 as of August 31, 2009 and primarily consisted of amounts due from the LoadRack project.  There were no costs and estimated earnings in excess of billings on uncompleted contracts as of August 31, 2010, while costs and estimated earnings in excess of billings on uncompleted contracts related to the LoadRack project amounted to $292,723 as of August 31, 2009.  Prepaid expenses totaled $0 as of August 31, 2010, as compared to $122,078 as of August 31, 2009, which previously consisted of advisor retainers.  Deferred financing costs totaled $10,002 as of August 31, 2010, as compared to $70,257 as of August 31, 2009, and consisted of unamortized financing costs related to the issuance of common stock in connection with debt issuances or extensions.

As of August 31, 2010, the total of our property and equipment, less accumulated depreciation, was a net value of $33,413, compared to the net value of $1,300,641 for our property and equipment, less accumulated depreciation, as of August 31, 2009.  The decrease is primarily due to the impairment adjustment of the website and database during the year ended August 31, 2010.  The website and database continue to functional, however, due to uncertainties related to the poor economy and availability of financing, the recovering of this asset may be in doubt.  As a result, an impairment was recorded in the current year.

Other assets, consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of the security deposit on the new Irvine office and amounted to $16,159 as of August 31, 2010.  Patents and trademarks, net of amortization, amounted to $1,303,675 as of August 31, 2010, as compared to $1,238,653 as of August 31, 2009.  The increase is the result of increased legal fees to obtain and secure additional international patents and trademarks.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of August 31, 2010, were $1,363,516 as compared to our total assets as of August 31, 2009, which were $3,299,654.  The decrease in our total assets as between the two periods was due primarily to an overall decrease in cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, deferred financing costs and the impairment adjustment for website development costs.

As of August 31, 2010, our accounts payable and accrued expenses, including accrued officer compensation, were $3,318,895 as compared to $1,443,519 as of August 31, 2009.  The increase in accounts payable and accrued expenses, including accrued officer compensation, is primarily a result of cash flow management that has resulted in extending payables and accruing officer compensation.

There were $993,832 of outstanding advances from officers including accrued interest as of August 31, 2010, while there were no outstanding advances from officers as of August 31, 2009 as outstanding advances and related accrued interest were converted into shares of the Company’s common stock during the year ended August 31, 2009.

Notes payable and related accrued interest totaled $265,487 as of August 31, 2010 as compared to $162,041 as of August 31, 2009.  The $225,000 in promissory notes are short term, to be repaid out of potential future permanent financing.

Convertible notes payable, net of unamortized discount, and related accrued interest totaled $1,396,539 as of August 31, 2010, as compared to $1,229,794 as of August 31, 2009.  The $1,275,000 in convertible promissory notes are short term, to be repaid out of potential future permanent financing.

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

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution.  Since our inception, we have generated significant losses.  As of August 31, 2010 we had an accumulated deficit of $28,828,925 and we expect to incur continual losses until sometime in calendar year 2011.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of August 31, 2010, we had $267 in cash and cash-equivalents.  During the year ended August 31, 2010, we received loans totaling $385,000 and advances from officers totaling $947,000 to fund operations.  In addition, we also received equity investments, net of offering costs, totaling $221,500 for the purchase of our common stock and warrants.  Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

Our funding requirements will depend on numerous factors, including:

•
Costs involved in production and manufacturing to fill Purchase Orders, software and interface customization for OEM partners, and the network necessary to commence the commercialization of the PocketFinder® People and PocketFinder® Pets devices;

•	The costs of outsourced manufacturing;

•	The costs of commercialization activities, including product marketing, sales and distribution, and customer service and support; and

•	Our revenues, if any, from successful commercialization of the PocketFinder® People and PocketFinder® Pets devices and the PocketFinder® Network platform services.

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

Product Research and Development

Production ready units are now available.  We plan to continue to develop new product enhancements while we deliver the initial market launch of the PocketFinder® People and PocketFinder® Pets devices including manufacturing in 2011.  Our first purchase order was secured in September 2008 and others are being negotiated at this time.  Many of our distributors were waiting for the Company to deliver final production ready product.  We anticipate that we will be prepared to begin delivery of product to retailers in 2011 although there can be no assurance that we will meet that target time period.

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

Off-Balance Sheet Arrangements

As of August 31, 2010, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
August 31, 2010 and 2009

	August 31,	August 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$267	$200,099
Accounts receivable, net of allowance for doubtful accounts	-	75,203
Costs and estimated earnings in excess of billings
on uncompleted contracts	-	292,723
Prepaid expenses	-	122,078
Deferred financing costs	10,002	70,257

Total current assets	10,269	760,360

Property and equipment, net of accumulated depreciation	33,413	1,300,641

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,303,675	1,238,653
Deposits and other assets	16,159	-

Total other assets	1,319,834	1,238,653

TOTAL ASSETS	$1,363,516	$3,299,654

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,305,492	$932,616
Accrued officer compensation	1,013,403	510,903
Advances from officers	947,297	-
Accrued interest, advances from officers	46,535	-
Notes payable	225,000	140,000
Accrued interest, notes payable	40,487	22,041
Convertible notes payable, net of unamortized discount	1,265,833	1,210,389
Accrued interest, convertible notes payable	130,706	19,405

Total current liabilities	5,974,753	2,835,354

TOTAL LIABILITIES	5,974,753	2,835,354

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
107,322,272 and 96,823,547 shares issued and outstanding
at August 31, 2010 and 2009, respectively	44,923	34,424
Common stock to be issued	100
Additional paid-in capital	24,382,165	21,224,422
Prepaid services paid in common stock	(209,500)	(1,028,560)
Accumulated deficit	(28,828,925)	(19,765,986)

Total stockholders' equity	(4,611,237)	464,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,363,516	$3,299,654

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31, 2010 and 2009

	August 31,	August 31,
	2010	2009

Net revenue
Devices	$10,090	$12,597
Services	10,126	2,542
Consulting	46,874	942,723

Total net revenue	67,090	957,862

Cost of revenue
Devices	5,924	7,700
Services	32,792	14,383
Consulting	118,994	340,282

Total cost of revenue	157,710	362,365

Gross profit (loss)	(90,620)	595,497

Operating expenses
General and administrative	907,185	864,879
Officer compensation	540,000	1,682,250
Professional fees	909,756	1,339,788
Rent	174,970	138,312
Research and development	1,647,797	1,535,403

Total operating expenses	4,179,708	5,560,632

Net operating loss	(4,270,328)	(4,965,135)

Other income (expense)
Financing costs	(1,892,852)	(1,744,835)
Amortization of beneficial conversion feature	(370,444)	(25,004)
Amortization of deferred financing costs	(950,000)	(2,850,000)
Interest income (expense), net	(323,662)	(149,378)
Foreign currency gain (loss), net	59	(6,989)
Gain on asset disposal	107,047	-
Loss on asset impairment	(1,361,959)	-

Total other income (expense)	(4,791,811)	(4,776,206)

Net loss before income taxes	(9,062,139)	(9,741,341)

Provision for income taxes	800	800

Net Loss	$(9,062,939)	$(9,742,141)

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31, 2010 and 2009

	August 31,	August 31,
	2010	2009

Accumulated Deficit:

Balance, beginning of period	$(19,765,986)	$(10,023,845)

Net Loss	$(9,062,939)	$(9,742,141)

Balance, end of period	$(28,828,925)	$(19,765,986)

Basic - Earnings (loss) per share	$(0.09)	$(0.11)

Basic - Weighted Average Number
of Shares Outstanding	99,712,365	90,236,562

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2010 and 2009

							Prepaid
							Services		Total
	Preferred Stock		Common Stock			Additional	Paid-In		Stockholders'
	Number		Number		To be	Paid-In	Common	Accumulated	Equity
	of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Deficit	(Deficit)

Balance, August 31, 2008	-	$-	87,091,914	$24,693	$-	$11,228,750	$-	$(10,023,845)	$1,229,598

Issuance of common stock for services, October 2008	-	-	184,856	184	-	453,088	-	-	453,272

Issuance of common stock for services, November 2008	-	-	100,000	100	-	112,900	-	-	113,000

Issuance of Series G warrants for services, November 2008	-	-	-	-	-	160,939	-	-	160,939

Issuance of Series H warrants for services, November 2008	-	-	-	-	-	1,115,361	-	-	1,115,361

Issuance of common stock for services, December 2008	-	-	351,500	352	-	343,878	-	-	344,230

Issuance of common stock in connection with a note payable extension, December 2008	-	-	50,000	50	-	54,950	-	-	55,000

Issuance of common stock for services, January 2009	-	-	136,000	136	-	140,021	-	-	140,157

Issuance of common stock for services, February 2009	-	-	180,000	180	-	169,020	-	-	169,200

Issuance of common stock in connection with a note payable extension, February 2009	-	-	50,000	50	-	46,950	-	-	47,000

Issuance of common stock in connection with a debt issuance, February 2009	-	-	100,000	100	-	93,900	-	-	94,000

Issuance of common stock for services, April 2009	-	-	235,000	235	-	150,165	(92,480)	-	57,920

Issuance of common stock in connection with note payable extensions, April 2009	-	-	100,000	100	-	63,900	-	-	64,000

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2010 and 2009

Prepaid
						Services		Total
Preferred Stock		Common Stock			Additional	Paid-In		Stockholders'
Number		Number		To be	Paid-In	Common	Accumulated	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Deficit	(Deficit)

Recognition of prepaid services paid in common stock upon conversion of related advances from officers, May 2009	-	$-	-	$-	$-	$-	$(1,662,500)	$-	$(1,662,500)

Issuance of common stock for services, May 2009	-	-	281,101	281	-	303,946	-	-	304,227

Issuance of common stock for officer compensation, May 2009	-	-	900,000	900	-	1,295,100	-	-	1,296,000

Issuance of common stock for conversion of related party notes payable, advances from officers, and accrued interest, May 2009	-	-	5,950,835	5,950	-	4,210,041	-	-	4,215,991

Issuance of common stock and Series I warrants for cash proceeds, net of offering costs, May 2009	-	-	80,645	81	-	108,669	-	-	108,750

Issuance of common stock and Series J warrants for cash proceeds, net of offering costs, May 2009	-	-	91,743	92	-	86,908	-	-	87,000

Issuance of common stock for services, June 2009	-	-	184,858	185	-	241,940	-	-	242,125

Issuance of common stock and Series K warrants for cash proceeds, net of offering costs, June 2009	-	-	63,602	64	-	65,186	-	-	65,250

Issuance of common stock in connection with a debt issuance, June 2009	-	-	25,000	25	-	30,975	-	-	31,000

Issuance of common stock for services, July 2009	-	-	36,585	37	-	29,963	-	-	30,000

Issuance of common stock in connection with debt issuances, July 2009	-	-	55,000	55	-	50,345	-	-	50,400

Issuance of common stock for services, August 2009	-	-	102,234	102	-	94,813	-	-	94,915

Issuance of Series L warrants for services, August 2009	-	-	-	-	-	58,142	-	-	58,142

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2010 and 2009

Prepaid
						Services		Total
Preferred Stock		Common Stock			Additional	Paid-In		Stockholders'
Number		Number		To be	Paid-In	Common	Accumulated	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Deficit	(Deficit)

Issuance of common stock and Series M warrants for cash proceeds, net of offering costs, August 2009	-	$-	387,397	$387	$-	$269,613	$-	$-	$270,000

Issuance of common stock for conversion of accrued interest on convertible notes payable, August 2009	-	-	85,277	85	-	55,345	-	-	55,430

Amortization of prepaid services paid-in common stock	-	-	-	-	-	-	726,420	-	726,420

Beneficial conversion discount of convertible notes payable	-	-	-	-	-	189,615	-	-	189,615

Net loss	-	-	-	-	-	-	-	(9,742,141)	(9,742,141)

Balance, August 31, 2009	-	-	96,823,547	34,424	-	21,224,422	(1,028,560)	(19,765,986)	464,300

Issuance of common stock in connection with a debt issuance, September 2009	-	-	50,000	50	-	40,950	-	-	41,000

Issuance of common stock and Series N warrants for cash proceeds, September 2009	-	-	129,870	130	-	99,870	-	-	100,000

Issuance of common stock for services, September 2009	-	-	64,485	64	-	52,186	-	-	52,250

Issuance of common stock and Series O warrants for cash proceeds, net of offering costs, November 2009	-	-	110,685	111	-	67,389	-	-	67,500

Cash received for 90,909 shares and warrants to be issued, net of offering costs, November 2009	-	-	-	-	91	53,909	-	-	54,000

Common stock to be issued in connection with a debt extension, November 2009	-	-	-	-	25	16,975	-	-	17,000

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2010 and 2009

Prepaid
						Services		Total
Preferred Stock		Common Stock			Additional	Paid-In		Stockholders'
Number		Number		To be	Paid-In	Common	Accumulated	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Deficit	(Deficit)

Issuance of P warrants for services, December 2009	-	$-	-	$-	$-	$233,109	$-	$-	$233,109

Issuance of 90,909 shares of common stock and Series Q warrants, December 2009	-	-	90,909	91	(91)	-	-	-	-

Issuance of common stock in connection with a note payable extension, February 2010	-	-	25,000	25	(25)	-	-	-	-

Issuance of common stock for services, February 2010	-	-	605,000	605	-	205,995	(182,133)	-	24,467

Issuance of R warrants for services, February 2010	-	-	-	-	-	152,801	-	-	152,801

Issuance of common stock in connection with note payable default penalties, February 2010	-	-	418,000	418	-	161,522	-	-	161,940

Common stock to be issued in connection with a note payable extension, March 2010	-	-	-	-	100	31,900	-	-	32,000

Issuance of common stock in connection with a note payable default penalty, April 2010	-	-	100,000	100	-	32,900	-	-	33,000

Issuance of common stock for note payable conversion, April 2010	-	-	500,000	500	-	99,500	-	-	100,000

Issuance of common stock for services, April 2010	-	-	422,156	422	-	117,782	-	-	118,204

Issuance of O warrants for services, April 2010	-	-	-	-	-	8,414	-	-	8,414

Issuance of common stock for note payable and accrued interest conversion, May 2010	-	-	682,620	683	-	135,841	-	-	136,524

Issuance of common stock in connection with a note payable extension, June 2010	-	-	100,000	100	(100)	-	-	-	-

Issuance of common stock for services, June 2010	-	-	1,500,000	1,500	-	283,500	(144,167)	-	140,833

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2010 and 2009

Prepaid
						Services		Total
Preferred Stock		Common Stock			Additional	Paid-In		Stockholders'
Number		Number		To be	Paid-In	Common	Accumulated	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Deficit	(Deficit)

Issuance of common stock in connection with a note payable default, June 2010	-	-	5,600,000	5,600	-	1,114,400	-	-	1,120,000

Issuance of common stock in connection with a debt issuance, July 2010	-	-	100,000	100	-	19,900	-	-	20,000

Common stock to be issued in connection with a debt issuance, July 2010	-	-	-	-	100	13,900	-	-	14,000

Amortization of prepaid services paid-in common stock	-	-	-	-	-	-	1,145,360	-	1,145,360

Beneficial conversion discount of convertible notes payable	-	-	-	-	-	215,000	-	-	215,000

Net loss	-	-	-	-	-	-	-	(9,062,939)	(9,062,939)

Balance, August 31, 2010	-	$-	107,322,272	$44,923	$100	$24,382,165	$(209,500)	$(28,828,925)	$(4,611,237)

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2010 and 2009

	August 31,	August 31,
	2010	2009

Cash Flows from Operating Activities
Net loss	$(9,062,939)	$(9,742,141)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on asset disposal	(107,047)	-
Loss on asset impairment	1,361,959	-
Depreciation and amortization	70,621	70,938
Amortization of beneficial conversion feature	370,444	25,004
Amortization of prepaid services paid-in common stock	1,188,931	-
Common stock issued for services	335,754	1,962,966
Common stock issued for officer compensation	-	1,296,000
Common stock issued for financing costs	1,438,940	2,241,400
Common stock issued for interest expense	-	107,512
Warrants issued for services	394,324	1,334,442
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	75,203	(75,203)
(Increase) decrease in costs and estimated earnings in
excess of billings on uncompleted contracts	292,723	(292,723)
(Increase) decrease in prepaid expenses	122,078	(35,462)
(Increase) decrease in debt issuance/financing costs	60,255	(70,257)
(Increase) decrease in deposits	(16,159)	20,458
Increase (decrease) in accounts payable and accrued expenses	1,372,876	297,794
Increase (decrease) in accrued officer compensation	502,500	242,500
Increase (decrease) in accrued interest	176,282	41,446

Net cash used in operating activities	(1,423,255)	(2,575,326)

Cash Flows from Investing Activities
Purchase of property and equipment	(160,355)	(308,417)
Additions to patents and trademarks	(70,019)	(137,227)

Net cash used in investing activities	(230,374)	(445,644)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	221,500	531,000
Advances / (repayments) from officers, net	947,297	549,000
Proceeds from convertible notes payable	300,000	1,375,000
Repayment on convertible notes payable	(100,000)	-
Proceeds from notes payable	85,000	300,000
Repayment on notes payable	-	(160,000)
Proceeds from notes payable, related party	-	1,300,000
Repayment on notes payable, related party	-	(694,500)

Net cash provided by financing activities	1,453,797	3,200,500

Net increase (decrease) in cash and cash equivalents	(199,832)	179,530

Cash and cash equivalents, beginning of period	200,099	20,569

Cash and cash equivalents, end of period	$267	$200,099

 See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2010 and 2009

	August 31,	August 31,
	2010	2009

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$103,793	$-

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$1,438,940	$3,191,400
Issuance of common stock for services	$335,754	$1,962,966
Issuance of common stock for officer compensation	$-	$1,296,000
Issuance of common stock for interest costs	$-	$107,512
Issuance of warrants for services	$394,324	$1,334,442
Disposal of patent for note payable and accrued interest	$113,085	$-
Issuance of common stock for conversion of notes payable	$232,000	$-
Issuance of common stock for conversion of related party notes payable	$-	$605,500
Issuance of common stock for conversion of advances from officers	$-	$549,000

See accompanying notes to financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company designs, develops, and sells personal, pet, and vehicle locator devices and services including the PocketFinder®, PetFinder®, PocketFinder® Luggage, PocketFinder® Vehicle, PocketFinder® Laptop and vehiclefleetfinder™. The PocketFinder® is a small, completely wireless, location device that enables a user to locate a device, person, or pet, at anytime from almost anywhere using Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of August 31, 2010, had an accumulated deficit of $28,828,925. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at August 31, 2010 are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenues – For the years ended August 31, 2010 and 2009, the Company’s largest customer accounted for 70% and 98% of total revenues, respectively. Total revenues from this customer were $46,874 and $942,723 for the years ended August 31, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of August 31, 2010 and 2009, the allowance for doubtful accounts amounted to $304,597 and $0, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of August 31, 2010 and 2009, the Company capitalized $1,174,626 and $1,146,852 for patent related expenditures, respectively. As of August 31, 2010 and 2009, the Company capitalized $136,103 and $111,518 for trademark related expenditures, respectively.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $4,997 and $19,301 for the years ended August 31, 2010 and 2009, respectively.

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

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of August 31, 2010 and 2009, the Company capitalized costs totaling $1,361,959 and $1,209,204, respectively, related to its website development.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets, that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of August 31, 2010, due to uncertainties related to the recovery of its investment in the Pocketfinder website as a result of generally poor economic conditions and the Company’s history of difficulties in obtaining financing for product launch, the Company recorded a full impairment of its Website Development Costs. The product has passed or is expected to pass all remaining regulatory tests and will be available for launch upon receipt of sufficient financing. There can be no guarantee that the Company will be successful in obtaining sufficient financing for its product line, or that it will achieve profitability and positive cash flow.

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

In August 2009, the Company recognized a beneficial conversion feature totaling $189,615 in connection with a $625,000 convertible note payable and a $100,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $164,611 and $25,004 for the years ended August 31, 2010 and 2009, respectively.

In March 2010, the Company recognized a beneficial conversion feature totaling $195,000 in connection with a $300,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $195,000 for the year ended August 31, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beneficial Conversion Feature of Convertible Notes Payable (Continued)

In May 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $5,833 for the year ended August 31, 2010.

In June 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $5,000 for the year ended August 31, 2010.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the years ended August 31, 2010 and 2009, the Company incurred $1,647,797 and $1,535,403 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 franchise fee in its provision for income taxes for the years ended August 31, 2010 and 2009.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2009, the FASB issued ASU No. 2009-12, “Measuring Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that provides additional guidance on how companies should estimate the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. The fair value of such investments can now be determined using net asset value (“NAV”) as a practical expedient, unless it is probable that the investment will not be sold at a price equal to NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale will be required. New disclosures of the attributes of all investments within the scope of the new guidance is required, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. ASU No. 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The adoption of ASU No. 2009-12 did not have a material impact on the Company’s results of operations or financial position.

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not believe the adoption of this standard will have a material effect on its financial position and results of operations.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” that amends the FASB ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (1) the obligation to absorb losses of such entity or (2) the right to receive benefits from such entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. ASU No. 2009-17 is effective for annual periods beginning after November 15, 2009. The Company does not believe the adoption of this standard will have a material effect on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company does not believe the adoption of this standard will have a material effect on its financial position and results of operations.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events,” that amended its guidance on subsequent events. Securities and Exchange Commission (“SEC”) filers are not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance for all entities.

In February 2010, the FASB issued ASU 2010-10, “Consolidations” to defer FAS 167, Amendments to FASB Interpretation No. 46(R), for certain investment entities that have the attributes of entities subject to ASC 946 (the “investment company guide”). In addition, the ASU (1) amends the requirements for evaluating whether a decision maker or service contract is a variable interest to clarify that a quantitative approach should not be the sole consideration in assessing the criteria and (2) clarifies that related parties should be considered in applying all of the decision maker and service contract criteria. The Company’s adoption of this standard did not have a material effect on its financial position and results of operations.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

2.	PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2010 and August 31, 2009 consists of the following:

	August 31,	August 31,
	2010	2009
Website development costs	$1,361,959	$1,209,204
Machinery and equipment	71,934	78,388
Computer software	41,626	37,116
Computer and video equipment	36,962	27,418
Office furniture	13,166	13,166
Leasehold improvements	-	2,445
	1,525,647	1,367,737
Less: accumulated depreciation and impairment adjustment	(1,492,234)	(67,096)
Total property and equipment	$33,413	$1,300,641

Depreciation expense for the years ended August 31, 2010 and 2009 amounted to $65,624 and $51,638, respectively.  In addition, the Company recorded an impairment of its Website development costs in the amount of $1,361,959 as of August 31, 2010 due to uncertainty concerning its ability to obtain sufficient financing to bring its products to market.

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

3.	ADVANCES FROM OFFICERS (Continued)

On May 14, 2009, advances from officers amounting to $1,377,574 were converted into 1,671,814 shares of the Company’s common stock on basis of $0.82 per share.

For the year ended August 31, 2010, cash advances from officers totaling $947,297 were provided to the Company to cover operating expenses. As of August 31, 2010, accrued interest related to officer advances totaled $46,535.

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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

The Third Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of August 31, 2010.

As of August 31, 2010, the note payable balance and accrued interest totaled $625,000 and $71,738, respectively.

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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

The First Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of August 31, 2010.

As of August 31, 2010, the note payable balance and accrued interest totaled $100,000 and $9,351, respectively.

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

On June 28, 2010, the Company entered into a patent sale agreement to sell one of its non-core patents in exchange for the promissory note principal balance amounting to $100,000 and accrued interest totaling $13,085.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Promissory Note (Continued)

As of August 31, 2010, the note payable balance and accrued interest totaled $0.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

$300,000 Promissory Note (Continued)

On June 15, 2010, the remaining principal balance totaling $100,000 and accrued interest totaling $625 was repaid.

As of August 31, 2010, the note payable balance and accrued interest totaled $0.

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

The due date of January 24, 2010 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of August 31, 2010. In connection with the loan default, the interest rate was increased to 18% per annum and the Company issued 318,000 shares of common stock valued at $104,940 on the award date.

As of August 31, 2010, the note payable balance and accrued interest totaled $250,000 and $42,164, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Promissory Note (Continued)

As of August 31, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $95,832 and $2,849, respectively.

$100,000 Promissory Note

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

As of August 31, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $95,000 and $2,466, respectively.

$100,000 Promissory Note

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

As of August 31, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $100,000 and $2,137, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

5.	NOTES PAYABLE

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

On March 24, 2010, the promissory note agreement was extended for an additional six months and due on September 24, 2010. As consideration for the extension, the Company issued 100,000 shares of the Company’s common stock valued at $32,000 on the award date and agreed to pay $5,000 per month during the extension period until the note is repaid.

As of August 31, 2010, the note payable balance and accrued interest totaled $140,000 and $38,841, respectively.

$50,000 Promissory Note

On July 2, 2010, the Company entered into a promissory note agreement for $50,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 2, 2010. The note bears interest at 15% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty. In addition, the Company issued 100,000 shares of common stock valued at $20,000 on the award date.

The due date of August 2, 2010 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of August 31, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

5.	NOTE PAYABLE (Continued)

$50,000 Promissory Note (Continued)

As of August 31, 2010, the note payable balance and accrued interest totaled $50,000 and $1,253, respectively.

$35,000 Promissory Note

On July 21, 2010, the Company entered into a promissory note agreement for $35,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by September 21, 2010. The note bears interest at 10% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty. In addition, the Company agreed to issue 100,000 shares of common stock valued at $14,000 on the award date.

As of August 31, 2010, the note payable balance and accrued interest totaled $35,000 and $393, respectively.

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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

On September 26, 2008, the Company received a purchase order for approximately $3,700,000 from TagWorks LLC for PetFinderTM devices. The Company expects to begin delivery in fiscal 2011. TagWorks LLC was co-founded by a shareholder of the Company.

Operating Leases

On November 11, 2009, the Company entered into a sublease agreement to lease approximately 10,600 square feet of general office space in Irvine, California, for base rent ranging from $7,986 to $15,440 per month over the lease term.  The lease term is from December 1, 2009 through July 31, 2011.

The future minimum lease payments totaled $168,771 for the year ended August 31, 2011.

Total rental expense on operating leases for the year ended August 31, 2010 and 2009 was $174,970 and $138,312, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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

In September 2009, the Company issued 4,870 shares of its restricted common stock for finder’s fee commissions.  The shares were valued at $3,750, which represents the fair market value of the services provided on the award date.

In November 2009, the Company performed a private placement and agreed to issue 90,909 shares of common stock and 20,000 warrants for cash proceeds of $54,000, net of offering costs of $6,000 (see Note 9).

In November 2009, the Company issued 25,000 shares of common stock in connection with a note payable extension. The shares were valued at $17,000, which represents the fair market value of note payable extension costs on the award date (see Note 4).

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

In February 2010, the Company issued 280,000 shares of common stock in exchange for sales and business development advisory services. The shares were valued at $89,600, which represents the fair market value of the services to be provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

8.	EQUITY (Continued)

Common Stock (Continued)

In February 2010, the Company issued 300,000 shares of common stock in exchange for legal advisory services. The shares were valued at $100,000, which represents the fair market value of the services to be provided on the award date.

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

In June 2010, the Company issued 100,000 shares of common stock in connection with a note payable extension. The shares were valued at $32,000, which represents the fair market value of note payable extension costs on the award date (see Note 5).

In June 2010, the Company issued 1,000,000 shares of common stock in exchange for business development and sales representative services. The shares were valued at $185,000, which represents the fair market value of the services to be provided on the award date.

In June 2010, the Company issued 500,000 shares of common stock in exchange for financial advisory services. The shares were valued at $100,000, which represents the fair market value of the services to be provided on the award date.

In June 2010, the Company issued 5,600,000 shares of common stock to an officer of the Company as reimbursement for personally owned common stock shares that were surrendered as collateral in connection with the Company’s default on a note payable. The shares were valued at $1,120,000, which represents the fair market value of the note payable default costs on the award date (see Note 4).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

8.	EQUITY (Continued)

Common Stock (Continued)

In July 2010, the Company issued 100,000 shares of common stock in connection with a debt issuance. The shares were valued at $20,000, which represents the fair market value of the debt issuance costs on the award date (see Note 5).

Common Stock To Be Issued

On July 21, 2010, the Company agreed to issue 100,000 shares of common stock in connection with a debt issuance. The shares were valued at $14,000, which represents the fair market value of debt issuance costs on the award date (see Note 5).

Prepaid Services Paid In Common Stock

In January 2009, officers of the Company transferred 2,500,000 shares of their personally owned LBT common stock to certain advisors in exchange for capital raising services to be provided in 2009. The amount recorded as advances from officers and related deferred financing costs totaled $2,850,000 to be amortized over the performance period.  In May 2009, $2,850,000 of advances from officers was converted into shares of the Company’s common stock. At this time, the unamortized deferred financing costs were reclassified as prepaid services paid in common stock to be amortized over the remaining performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $0 at August 31, 2010.

In April 2009, the Company issued 160,000 shares of common stock to consultants for marketing related advisory services valued at $102,400 on the date of issuance, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuances amounted to $28,000 at August 31, 2010.

In February 2010, the Company issued 280,000 shares of common stock to a consultant for sales and business development advisory services valued at $89,600 on the award date, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $37,333 at August 31, 2010.

In February 2010, the Company issued 300,000 shares of common stock to a consultant for legal advisory services valued at $100,000 on the award date, to be amortized as legal services are utilized by the Company. Unamortized prepaid services paid in common stock related to such issuance amounted to $0 at August 31, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

8.	EQUITY (Continued)

Prepaid Services Paid In Common Stock (Continued)

In June 2010, the Company issued 750,000 shares of common stock to consultants for sales and business development advisory services valued at $120,000 on the award date, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $65,000 at August 31, 2010.

In July 2010, the Company issued 500,000 shares of common stock to a consultant for financial advisory services valued at $100,000 on the award date, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $79,167 at August 31, 2010.

Warrants

Warrants to purchase up to 5,395,858 shares of the Company’s common stock are outstanding at August 31, 2010 (see Note 9).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan. The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards. The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board. No shares of common stock were granted under the plan during the year ended August 31, 2010.

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

9.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

On November 3, 2008, the Company agreed to issue “Series G” warrants to certain consultants to purchase 81,724 common shares at $2.45 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 3, 2011. On April 22, 2010, 20,500 of these warrants were cancelled and replaced with “Series O” warrants.  The fair value of the 61,224 outstanding warrants using the Black-Scholes option pricing model amounted to $160,939. No warrants were exercised as of August 31, 2010.

On November 24, 2008, the Company agreed to issue “Series H” warrants to certain consultants to purchase 1,528,410 common shares at $0.88 per share in exchange for consulting services related to capital raising efforts. The warrants expire November 24, 2011. The fair value of the warrants using the Black-Scholes option pricing model amounted to $1,115,361. No warrants were exercised as of August 31, 2010.

On May 15, 2009, the Company agreed to issue “Series I” warrants in connection with a private placement to purchase 20,161 common shares at $1.76 per share. The warrants expire May 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $23,030. No warrants were exercised as of August 31, 2010.

On May 27, 2009, the Company agreed to issue “Series J” warrants in connection with a private placement to purchase 22,936 common shares at $1.24 per share. The warrants expire May 27, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $18,649. No warrants were exercised as of August 31, 2010.

On June 5, 2009, the Company agreed to issue “Series K” warrants in connection with a private placement to purchase 15,901 common shares at $1.34 per share. The warrants expire June 5, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $13,966. No warrants were exercised as of August 31, 2010.

On May 1, 2009, the Company agreed to issue “Series L” warrants to certain consultants to purchase 115,385 common shares at $0.65 per share in exchange for consulting services related to capital raising efforts. The warrants expire on May 1, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $58,142. No warrants were exercised as of August 31, 2010.

On July 31, 2009, the Company agreed to issue “Series M” warrants in connection with a private placement to purchase 96,849 common shares at $1.04 per share. The warrants expire on August 7, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $57,186. No warrants were exercised as of August 31, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

9.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On September 14, 2009, the Company agreed to issue “Series N” warrants in connection with a private placement to purchase 32,468 common shares at $0.88 per share. The warrants expire on September 14, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $19,309. No warrants were exercised as of August 31, 2010.

On September 15, 2009, the Company agreed to issue “Series O” warrants in connection with a private placement to purchase 27,671 common shares at $0.77 per share. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $14,434. No warrants were exercised as of August 31, 2010.

On November 24, 2009, the Company agreed to issue “Series P” warrants to certain consultants to purchase 410,448 common shares at $0.67 per share in exchange for consulting services related to capital raising efforts. The warrants expire on November 24, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $233,109.  No warrants were exercised as of August 31, 2010.

On November 2, 2009, the Company agreed to issue “Series Q” warrants in connection with a private placement to purchase 20,000 common shares at $0.75 per share. The warrants expire on November 2, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $12,620. No warrants were exercised as of August 31, 2010.

On December 16, 2009, the Company agreed to issue “Series R” warrants to certain consultants to purchase 240,000 common shares at $0.68 per share in exchange for consulting services related to technology and product development and legal advisory services. The warrants expire on December 16, 2014. The fair value of the warrants using the Black-Scholes option pricing model amounted to $152,801. No warrants were exercised as of August 31, 2010.

On April 20, 2010, the Company agreed to issue “Series O” warrants to a consultant to purchase 41,000 common shares at $0.77 per share in exchange for consulting services related to capital raising efforts. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $8,414. No warrants were exercised as of August 31, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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

The components of the Company’s deferred tax asset as of August 31, 2010, are as follows:

Net operating loss carry forward and deductible
temporary differences	$9,958,000
Valuation allowance	(9,958,000)
Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)
$-

The Company’s valuation allowance increased by $2,390,000 for the year ended August 31, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

10.	PROVISION FOR INCOME TAXES (Continued)

As of August 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $25,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

11.	SUBSEQUENT EVENTS

On August 27, 2010, the Company entered into a promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 27, 2011. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. The loan was funded on September 10, 2010.

On September 2, 2010, the Company entered into an extension agreement to extend the August 2, 2010 due date of the $50,000 promissory note entered into on July 2010. The promissory note due date was extended an additional four months and due on January 2, 2011. As consideration for the extension, the Company agreed to issue 25,000 shares of common stock valued at $3,500 on the award date.

On September 27, 2010, the Company issued 250,000 shares of common stock in connection with a debt issuance. The shares were valued at $25,000, which represents the fair market value of the debt issuance costs on the award date.

On September 27, 2010, the Company issued 500,000 shares of common stock in exchange for business development advisory services. The shares were valued at $130,000, which represents the fair market value of the services provided on the award date.

On Oct 21, 2010, the Company issued 100,000 shares of common stock in connection with a debt issuance. The shares were valued at $14,000, which represents the fair market value of the debt issuance costs on the award date (see Note 5 and 8).

On Oct 21, 2010, the Company issued 200,000 shares of common stock in connection with a debt issuance. The shares were valued at $22,000, which represents the fair market value of the debt issuance costs on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

11.	SUBSEQUENT EVENTS (Continued)

On Oct 28, 2010, the Company issued 400,000 shares of common stock in connection with debt issuances. The shares were valued at $48,000, which represents the fair market value of the debt issuance costs on the award date.

On November 2, 2010, the Company entered into a promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 1, 2011. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

On November 5, 2010, the Company entered into a promissory note agreement for $25,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by February 5, 2011. The note bears no interest. In addition, the Company agreed to issue 150,000 shares of common stock valued at $39,000 on the award date.

On November 8, 2010, the Company entered into a promissory note agreement for $30,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 9, 2011. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

On November 11 2010, the Company entered into a promissory note agreement for $300,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 11, 2011. The note bears interest at 10% per annum, compounded monthly. At the option of the Company, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.25 per share.

On November 16 2010, the Company entered into a promissory note agreement for $400,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by the earlier of December 15, 2011 or upon the Company receiving $2,000,000 from the sale of securities or a debt issuance. The note bears interest at 10% per annum, compounded monthly. At the option of the Company, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.25 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2010, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department and a limited corporate governance structure.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2010.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that there are material weaknesses in internal controls over financial reporting, which are as follows:

•	Due to the limited number of staff resources, the Company believes there are instances where a lack of segregation of duties exist to provide effective controls; and
•	There is a limited corporate governance structure including the lack of an audit committee.

As a result of these weaknesses, the Company’s internal controls over financial reporting are not effective.  The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in size and number of staff.  The Company believes it has taken initial steps to mitigate these risks by consulting outside advisors.  However, these weaknesses in internal controls over financial reporting so could result in a more than remote likelihood that a material misstatement would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There were no other significant changes in our internal control over financial reporting during the year ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Each of our three executive officers serves the Company pursuant to employment contracts which terminate in October 2012 subject to the automatic and successive one-year extensions if not cancelled by either party.  See “Item 11, Executive Compensation – Employment Contracts.”

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
David M. Morse	57	Co-President and Chief Executive Officer and Director
Joseph F. Scalisi	47	Co-President and Chief Development Officer and Director
Desiree Mejia	39	Chief Operating Officer, Secretary and Director

Dr. Morse serves as Co-President, Chief Executive Officer and Chairman of the Board of Directors since October 8, 2007.  From late 2001 to 2005, Dr. Morse was involved in several start-up ventures providing consulting services (People Basics from August 2001 to April 2002 and ESP Networks from April 2002 to July 2004).  Early development work on the PocketFinder® began in 2004 and resulted in the establishment of the Company in September of 2005.  Dr. Morse brings 20 years of executive-level experience to the Company.  The majority of his career focused on the consumer market, leading him to serve as Vice President of Consumer Billing Services for Pacific Bell from 2000 to 2001.  His passion for customer service led to his appointment as Chief Customer Officer for Pacific Bell from 1997 to 2000 where he worked directly with the Chairman and the Executive Committee to establish the alignment of corporate strategy and process management objectives.  Prior to Pacific Bell, he served as Vice President of Sales and Service for SBC, now AT&T, the second largest telecommunications company in the United States from 1991 to 1997.  While at SBC, he led an organization of more than 4,000 employees in 23 locations, serving 7,000,000 households.  Subsequent to leading the consumer organization, he served as Vice President of Product Marketing responsible for SBC’s core billing product.

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

Mr. Scalisi serves as Co-President, Chief Development Officer and a director since October 11, 2007.  As co-founder of the Company, Mr. Scalisi designed the first generation PocketFinder® device.  With vast of knowledge of the communications industry, including expertise in patents and trademarks, Mr. Scalisi is responsible for filing intellectual property applications, architecting the PocketFinder® design team (interactive voice recognition (“IVR”), mapping interface, man-machine user interface, and hardware design) and participates in the negotiation of contracts.

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

Ms. Mejia serves as Chief Operating Officer, Secretary and a director since October 11, 2007.  As a co-founder of the Company, Ms. Mejia is responsible for running the day-to-day operations and oversees with the Accounting and Marketing departments.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending August 31, 2010 and 2009.  Our board of directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David M. Morse (1)	2010	180,000	(4)	–	–	–	–	–	–	180,000	(4)
	2009	128,750	(4)	–	432,000	–	–	–	–	560,750	(4)

Joseph F. Scalisi(2)	2010	180,000	(5)	–	–	–	–	–	–	180,000	(5)
	2009	128,750	(5)	–	432,000	–	–	–	–	560,750	(5)

Desiree Mejia(3)	2010	180,000	(6)	–	–	–	–	–	–	180,000	(6)
	2009	128,750	(6)	–	432,000	–	–	–	–	560,750	(6)

(1)	Co-President, Chief Executive Officer and Chairman of the Board
(2)	Co-President, Chief Development Officer and Director
(3)	Chief Operating Officer, Secretary and Director
(4)
In 2010, $22,500 was paid and $157,500 was accrued for future payment.  In 2009, $61,250 was paid and $67,500 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.

(5)
In 2010, $7,500 was paid and $172,500 was accrued for future payment.  In 2009, $41,250 was paid and $87,500 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.

(6)
In 2010, $7,500 was paid and $172,500 was accrued for future payment.  In 2009, $41,250 was paid and $87,500 was accrued for future payment.  At the election of the officer, accrued officer compensation may be converted into common stock of the Company at a rate of $1 per share.

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive officers as of August 31, 2010.

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

Employment Contracts.

David Morse, our Chief Executive Officer, is employed pursuant to a written agreement.  The agreement expires on October 11, 2012, provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Mr. Morse is entitled to a base salary of $15,000 per month and is entitled to adjustments to his base salary based on certain performance standards.  He may participate in any general bonus plan established by the board of directors and is entitled to participate in the stock incentive plan of the Company on such terms as the board deems appropriate from time to time.  He will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days), resignation, good cause as defined and good cause.  If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for two years.

Joseph Scalisi, our Co-President and Chief Development Officer, is employed pursuant to a written agreement.  The agreement expires on October 11, 2012, provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Mr. Scalisi is entitled to a base salary of $15,000 per month and is entitled to adjustments to his base salary based on certain performance standards.  He may participate in any general bonus plan established by the board of directors and is entitled to participate in the stock incentive plan of the Company on such terms as the board deems appropriate from time to time.  He will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on his death, incapacity (after 180 days), resignation, and good cause as defined.  If he is terminated without cause, he is entitled to base salary, all bonuses otherwise applicable, and medical benefits for two years.

Desiree Mejia, our Chief Operating Officer and Secretary, is employed pursuant to a written agreement.  The agreement expires on October 11, 2012, provided however, that it is automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Ms. Mejia is entitled to a base salary of $15,000 per month and is entitled to adjustments to her base salary based on certain performance standards.  She may participate in any general bonus plan established by the board of directors and is entitled to participate in the stock incentive plan of the Company on such terms as the board deems appropriate from time to time.  She will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on her death, incapacity (after 180 days), resignation, good cause as defined and good cause.  If she is terminated without cause, she is entitled to base salary, all bonuses otherwise applicable, and medical benefits for two years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 29, 2010, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers and (iii) by all of our executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  Unless otherwise noted in the table, the address for each of the persons identified is 38 Discovery, Suite 150, Irvine, California 92618.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock

David M. Morse Co-President, CEO and Chairman of the Board	18,766,103 shares	17.2%

Joseph F. Scalisi Co-President, Chief Development Officer and Director	14,636,017 shares	13.4%

Desiree Mejia Chief Operating Officer, Secretary and Director	13,291,666 shares	12.2%

The MPR Revocable Trust	6,000,000 shares	5.5%

All executive officers and directors as a group	52,693,786 shares	48.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence.  None of our directors are independent within the definition of “independence” set forth in Regulation S-K.

Related Party Transactions.  There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Regulation S-K, except as follows:

On November 28, 2005, the Company issued a promissory note to David Morse, the Company’s CEO and stockholder, in the amount of $900,000 for funds loaned by Dr. Morse.  The note was secured by a pledge of the patents and trademarks owned by the Company.  In October 2007, the principal balance of the promissory note amounting to $803,500 was converted into 2,410,500 shares of the Company’s common stock on the basis of $0.33 per share.  In February 2008, accrued interest on the promissory note totaling $120,599 was converted into 361,797 shares of the Company’s common stock on the basis of $0.33 per share.

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

On January 26, 2009, the Company entered into an unsecured promissory note agreement with Joseph Scalisi, the Company’s Co-President and stockholder, for $350,000.  Under the terms of the promissory note agreement, the principal and any unpaid interest shall be repaid by April 26, 2009, three months from the date of issuance.  The note bears interest at 8% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty. In May 2009, the note payable balance and accrued interest totaling $350,000 and $7,288, respectively, was converted into 538,625 shares of the Company’s common stock on the basis of $0.66 per share.

On August 15, 2008, the Company entered into a consulting agreement with Richard Mejia, Jr. for business and financial advisory services related to fund raising, corporate governance and SEC filings.  The agreement expires February 15, 2009, but may be extended for an additional six-month period.  Mr. Mejia receives an hourly amount for his services that may be paid in a combination of cash and/or equity with the cash portion not to exceed 50%.  Mr. Mejia is related to Desiree Mejia, Chief Operating Officer, Secretary and Director, of the Company.  Mr. Mejia, is a retired partner from Ernst & Young LLP and is the father of Desiree Mejia, Chief Operating Officer, Secretary and Director, of the Company.  Through August 31, 2010, Mr. Mejia has not received, nor is due any compensation for services.

During the year ended August 31, 2010, officers advanced the Company $947,297 to fund operating expenses.  Officer advances accrued interest at 8% per annum and totaled $46,535 as of August 31, 2010.

From inception to August 31, 2010, each of David Morse, Joseph Scalisi and Desiree Mejia were paid salaries or other compensation totaling $1,145,750 (of which $455,000 was accrued for future payment), $1,145,750 (of which $280,000 was accrued for future payment) and $1,145,750 (of which $278,403 was accrued for future payment), respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Comiskey & Company served as our independent registered public accounting firm for the fiscal years ended August 31, 2010 and 2009.  The following table represents the fees billed to us for the audit and other services provided by our accountants:

	August 31,	August 31,
	2010	2009
Audit Fees	$47,884	$48,561
Tax Fees	-	5,760
All other Fees	-	-

Total Fees	$47,884	$54,321

AUDIT FEES. This category includes the annual audit of our consolidated financial statements included in our Form 10-K and the quarterly reviews of our consolidated financial statements included in our Form 10-Q.  This category also includes advice on accounting matters that is normally provided by the accountant in connection with statutory and regulatory filings.

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

PART IV

ITEM 15.  EXHIBITS

Exhibit No.*	Document Description

3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (1)
3.1A	Amended Articles of Incorporation, dated October 20, 2008. (15)
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (2)
10.1	Executive Employment Agreement between the Company and David Morse, dated October 11, 2007. (3)
10.2	Executive Employment Agreement between the Company and Joseph Scalisi, dated October 11, 2007. (3)
10.3	Executive Employment Agreement between the Company and Desiree Mejia, dated October 11, 2007. (3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse, dated August 30, 2007 (obligation assumed by the Company). (3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi, dated August 30, 2007 (obligation assumed by the Company). (3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia, dated August 30, 2007 (obligation assumed by the Company). (3)
10.7	Series A Warrant Agreement between the Company and Northstar Investments, Inc., dated August 15, 2007. (3)
10.8	Series B Warrant Agreement between the Company and Northstar Investments, Inc., dated August 15, 2007. (3)
10.9	Finder’s Fee Agreement between PocketFinder, LLC and Northstar Investments, Inc. dated March 9, 2007 (obligation assumed by the Company). (3)
10.10	Consulting Agreement between PocketFinder, LLC and Northstar Investments, Inc. dated July 16, 2007 (obligation assumed by the Company ). (3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp., adopted September 10, 2007 (obligation assumed by the Company). (3)
10.12	Product Design Agreement between Location Based Technologies, Corp. and Aero Technology UK, Ltd., dated May 1, 2007 (obligation assumed by the Company). (3)
10.13	PocketFinder Branding and Website – Control Agreement between PocketFinder, LLC and Coregenic LLC, dated September 20, 2006 (obligation assumed by the Company). (3)
10.14	Coregenic Professional Services Contract, between PocketFinder, LLC and Coregenic LLC, dated September 27, 2006 (obligation assumed by the Company). (3)
10.15	Consulting Agreement between Location Based Technologies, Corp. and Michael Beydler, dated October 3, 2006 (obligation assumed by the Company). (3)
10.16	Consulting Agreement between Location Based Technologies, Corp. and Roger Anderson, dated July 10, 2006 (obligation assumed by the Company). (3)
10.17	Loan Promissory Note in the amount of $900,000 with PocketFinder, Inc. as maker and David Morse as payee, dated November 28, 2005 (obligation assumed by the Company). (3)
10.18
M2M Telecommunications Services Agreement (portions of Attachment D to this Exhibit 99.1 have been omitted pursuant to a request for confidential treatment which has been approved by the Commission). (4)

10.19	Consulting Agreement between the Company and Brooks Secrest, dated December 10, 2007. (13)
10.20	Consulting and Sales Representative Agreement between the Company and WhizBiz, LLC, dated January 2, 2008. (13)
10.21	Consulting Agreement between the Company and Tina Florance, CPA, dated January 2, 2008. (13)
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”), dated February 27, 2008. (6)
10.23	Technology License and Distribution Agreement between the Company and NXP, dated February 27, 2008. (7)
10.24	Platform Development Agreement between the Company and NXP, dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the Company and NXP, dated February 27, 2008. (9)
10.26	Call Center Services Contract between the Company and 24/7 INtouch, dated September 25, 2007. (14)
10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc., dated May 30, 2008. (10)

10.28	Business Development Consulting Agreement between the Company and The Scigliano Group, dated March 1, 2008. (14)
10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr., dated August 15, 2008. (15)
10.30	Loan Promissory Note Agreement for $950,000 between the Company and Joseph Scalisi, dated September 3, 2008. (11)
10.31	Consulting Services Agreement between the Company and Michael Dautermann, dated October 16, 2008. (15)
10.32	Consent of Independent Registered Accounting Firm (15)
10.33	Loan Promissory Note Agreement for $625,000 between the Company and Gemini Master Fund, Ltd., dated November 18, 2008. (16)
10.34	Loan Promissory Note Agreement for $300,000 between the Company and Steve Finley, dated December 24, 2008. (16)
10.35	Loan Promissory Note Agreement for $350,000 between the Company and Joseph Scalisi, dated January 26, 2009. (16)
10.36	Professional Services Agreement between the Company and LoadRack, LLC, dated January 28, 2009. (16)
10.37	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated January 30, 2009. (16)
10.38	Endorsement Agreement between the Company and John Riegger, dated February 12, 2009. (16)
10.39	Senior Secured Promissory Note Agreement for $100,000 between the Company and Gemini Master Fund, Ltd., dated May 7, 2009. (17)
10.40	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd., dated May 7, 2009. (17)
10.41	Stock Purchase Agreement between the Company and Aaron Taylor, dated May 15, 2009. (18)
10.42	Stock Purchase Agreement between the Company and ORI Services Corp., dated May 27, 2009. (19)
10.43	Promissory Note Agreement for $100,000 between the Company and Netgain Financial, Inc., dated May 27, 2009. (19)
10.44	Stock Purchase Agreement between the Company and Michael Flanagan, dated June 5, 2009. (20)
10.45	Settlement Agreement and Release between the Company and the Redwood Parties. (20)
10.46	Senior Convertible Promissory Note Agreement for $250,000 between the Company and David Nagelberg, dated July 24, 2009. (21)
10.47	Stock Purchase Agreement between the Company and Affinitas Corporation, dated July 31, 2009. (21)
10.48	Extension Agreement between the Company and Gemini Master Fund, Ltd., dated August 20, 2009 (22)
10.49	Stock Purchase Agreement between the Company and David M. Morse, Jr., dated September 14, 2009. (23)
10.50	Stock Purchase Agreement between the Company and Robin Babcock, dated September 15, 2009. (23)
10.51	Consulting Agreement between the Company and Tina Florance, CPA, dated May 1, 2009. (24)
10.52	Promissory Note Agreement for $300,000 between the Company and Alder Capital Partners I, L.P., dated July 6, 2009. (25)
10.53	Executive Employment Agreement between the Company and Rod Egdorf, dated July 3, 2009.
10.54	Assistance Services Agreement between the Company and u-blox America, Inc., dated July 7, 2009.
10.55	Sublease Agreement between the Company and California Avocado Commission dated October 26, 2009. (26)
10.56	Stock Purchase Agreement between the Company and Allen Simon dated November 2, 2009. (26)
10.57	Master Services Agreement between the Company and Affinitas Corporation dated November 30, 2009. (29)
10.58	Support Services Agreement between the Company and Spectrum Design Solutions, Inc. dated December 15, 2009. (29)
10.59	Statement of Work and Terms and Conditions for Time and Materials Project between the Company and Spectrum Design Solutions, Inc. dated January 15, 2010. (29)
10.60	Consulting Agreement between the Company and Vistal capital Corp. dated February 1, 2010. (29)
10.61	Amended and Restated Convertible Promissory Note Agreement between the Company and Alder Capital Partners I, L.P. dated March 19, 2010. (27)
10.62	Extension Agreement between the Company and Steve Finley dated March 24, 2010. (30)
10.63	Consulting Services Agreement between the Company and Netgain Financial, Inc. dated April 29, 2010. (30)

10.64	Promissory Note Agreement between the Company and Rotary Partners LLC dated May 19, 2010. (30)
10.65	Promissory Note Agreement between the Company and Joseph Gallagi dated June 2, 2010. (30)
10.66	Consulting and Representative Services Agreement between the Company and SimCar Holdings, Inc. dated June 4, 2010. (30)
10.67	Consulting and Representative Services Agreement between the Company and Kay Strategies, Inc. dated June 14, 2010. (30)
10.68	Promissory Note Agreement between the Company and Jeffrey Motske dated June 14, 2010. (30)
10.69	Financial Advisory Agreement between the Company and ALTA Investments, LLC dated June 15, 2010. (30)
10.70	Patent Sale Agreement between the Company and Netgain Financial, Inc. dated June 28, 2010. (30)
10.71	Promissory Note Agreement between the Company and Robert Freedman dated July 2, 2010. (30)
10.72	Promissory Note Agreement between the Company and Michael Glazer dated July 21, 2010.
10.73	Promissory Note Agreement between the Company and David Caspers dated August 27, 2010.
10.74	Promissory Note Agreement between the Company and Jorge Pavez dated November 2, 2010.
10.75	Promissory Note Agreement between the Company and Robert Wheat dated November 5, 2010.
10.76	Promissory Note Agreement between the Company and David Caspers dated November 8, 2010.
14.1	Code of Business Conduct and Ethics Policy (3)
21.1	Subsidiary of the Registrant
Location Based Technologies, Ltd. (an England and Wales private limited company)
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer

(1)
Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SRI SB-2”) and incorporated herein by this reference.

(2)	Filed as Exhibit 3.(II) to the SRI SB-2 and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”).
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2009 8-K.
(10)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008.
(11)	Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008.
(12)	Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008.
(13)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008.
(14)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008.
(15)	Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008.
(16)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2009.
(17)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
(18)	Filed as like-numbered exhibit to registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2009.
(19)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2009.
(20)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.

(21)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.
(22)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009.
(23)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2009.
(24)	Filed as Exhibit 10.44 to registrant’s Form 10-Q filed with the SEC on July 14, 2009.
(25)	Filed as Exhibit 10.45 to registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2009.
(26)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on November 30, 2009.
(27)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(28)	Filed as Exhibit 3.01 to registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010.
(29)	Filed as like-numbered exhibits to registrant's Form 10-Q filed with the SEC on April 19, 2010.
(30)	Filed as like-numbered exhibits to registrant's Form 10-Q filed with the SEC on July 20, 2010.

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

Dated: December 14, 2010	By:	/s/ David M. Morse
David M. Morse, Co- President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

December 14, 2010	By:	/s/ David M. Morse
David M. Morse, Co- President, Chief Executive Officer and Director

December 14, 2010	By:	/s/ Desiree Mejia
Desiree Mejia, Chief Operating Officer, Principal Financial Officer, Principal Accounting Officer and Director

December 14, 2010	By:	/s/ Joseph Scalisi
Joseph Scalisi, Co-President, Chief Technology Officer, and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.	No proxy statement, form of proxy, or other proxy soliciting material has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.