Form 10-K/A
period 2010-08-31
Location Based Technologies, Inc.
filed 2010-12-15
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K/A

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

56,178,486 common shares @ $0.43 (1) = $24,156,748
(1) Closing price as quoted on the OTC Bulletin Board on February 26, 2010

As of November 29, 2010, there were 108,772,272 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Explanatory Note

The Company hereby amends its Annual Report on Form 10-K for the year ended August 31, 2010, to include the Auditor's Report of Independent Registered Public Accounting Firm.  The report was inadvertently omitted from the Company's Annual Report on Form 10-K filed on December 14, 2010.  Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Location Based Technologies, Inc.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended August 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Location Based Technologies, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of Location Based Technologies, Inc. as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended August 31, 2010 and 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Location Based Technologies, Inc. as of August 31, 2010 and 2009, and the results of its operations, changes in stockholders' equity and cash flows for the year ended August 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has an accumulated deficit in excess of $28,800,000 and a working capital deficit in excess of $5,900,000. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Denver, Colorado
December 13, 2010
/s/ Comiskey & Company

PROFESSIONAL CORPORATION

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