Form 10-Q
period 2010-11-30
Location Based Technologies, Inc.
filed 2011-01-14
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______

 FORM 10-Q
_______

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended November 30, 2010

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

888-600-1044
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

As of January 10, 2011, there were 114,047,466 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2010 and August 31, 2010

	November 30,	August 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$83,179	$267
Prepaid expenses and other assets	2,232	-
Deferred financing costs	32,733	10,002

Total current assets	118,144	10,269

Property and equipment, net of accumulated depreciation	22,523	33,413

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,302,259	1,303,675
Deposits and other assets	34,000	16,159

Total other assets	1,336,259	1,319,834

TOTAL ASSETS	$1,476,926	$1,363,516

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,118,045	$2,305,492
Accrued officer compensation	1,148,403	1,013,403
Advances from officers	921,122	947,297
Accrued interest, advances from officers	65,160	46,535
Notes payable	270,298	225,000
Accrued interest, notes payable	47,418	40,487
Convertible notes payable, net of unamortized discount	1,746,918	1,265,833
Accrued interest, convertible notes payable	124,612	130,706

Total current liabilities	6,441,976	5,974,753

TOTAL LIABILITIES	6,441,976	5,974,753

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
108,872,272 and 107,322,272 shares issued and outstanding at November 30, 2010 and August 31, 2010, respectively	46,473	44,923
Common stock to be issued	175	100
Additional paid-in capital	24,883,040	24,382,165
Prepaid services paid in common stock	(189,576)	(209,500)
Accumulated deficit	(29,705,162)	(28,828,925)

Total stockholders' equity (deficit)	(4,965,050)	(4,611,237)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,476,926	$1,363,516

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30, 2010 and 2009
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2010	2009

Net revenue
Devices	$1,020	$2,981
Services	952	3,445
Consulting	-	46,874

Total net revenue	1,972	53,300

Cost of revenue
Devices	364	1,762
Services	4,426	14,187
Consulting	16	82,727

Total cost of revenue	4,806	98,676

Gross profit (loss)	(2,834)	(45,376)

Operating expenses
General and administrative	103,300	232,862
Officer compensation	135,000	135,000
Professional fees	124,061	161,792
Rent	42,804	34,917
Research and development	46,326	435,363

Total operating expenses	451,491	999,934

Net operating loss	(454,325)	(1,045,310)

Other income (expense)
Financing costs	(244,754)	(982,431)
Amortization of beneficial conversion feature	(28,085)	(164,611)
Amortization of deferred financing costs	(27,769)	(58,099)
Interest income (expense), net	(120,500)	(61,517)
Foreign currency gain (loss), net	(4)	86

Total other income (expense)	(421,112)	(1,266,572)

Net loss before income taxes	(875,437)	(2,311,882)

Provision for income taxes	800	800

Net Loss	$(876,237)	$(2,312,682)

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30, 2010 and 2009
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2010	2009

Accumulated Deficit:

Balance, beginning of period	$(28,828,925)	$(19,765,986)

Net Loss	$(876,237)	$(2,312,682)

Balance, end of period	$(29,705,162)	$(22,078,668)

Basic - Earnings (loss) per share	$(0.01)	$(0.02)

Basic - Weighted Average Number of Shares Outstanding	108,187,657	97,083,630

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2010 and 2009
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2010	2009

Cash Flows from Operating Activities
Net loss	$(876,237)	$(2,312,682)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,306	18,116
Amortization of beneficial conversion feature	28,085	164,611
Amortization of prepaid services paid-in common stock	39,924	726,420
Common stock issued for services	110,000	52,250
Common stock issued for financing costs	145,500	58,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(242,530)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	-	253,126
(Increase) decrease in prepaid expenses	(2,232)	(48,728)
(Increase) decrease in debt issuance/financing costs	(22,731)	41,099
(Increase) decrease in deposits	(17,841)	(2,231)
Increase (decrease) in accounts payable and accrued expenses	(187,447)	608,907
Increase (decrease) in accrued officer compensation	135,000	125,000
Increase (decrease) in accrued interest	19,462	33,110

Net cash used in operating activities	(616,211)	(525,532)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(56,281)
Additions to patents and trademarks	-	(10,206)

Net cash used in investing activities	-	(66,487)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	167,500
Proceeds from common stock to be issued, net of offering costs	-	54,000
Advances / (repayments) from officers, net	(26,175)	171,900
Proceeds from convertible notes payable	930,000	-
Repayment on convertible notes payable	(250,000)	-
Proceeds from notes payable	58,298	-
Repayment on notes payable	(13,000)	-

Net cash provided by financing activities	699,123	393,400

Net increase (decrease) in cash and cash equivalents	82,912	(198,619)

Cash and cash equivalents, beginning of period	267	200,099

Cash and cash equivalents, end of period	$83,179	$1,480

See accompanying notes to financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2010 and 2009
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2010	2009

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$100,514	$13,300

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$145,500	$58,000
Issuance of common stock for services	$110,000	$52,250

See accompanying notes to financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2010, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2010, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of November 30, 2010, had an accumulated deficit of $29,705,162. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at November 30, 2010, are principally held by one institution which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of November 30, 2010 and August 31, 2010, the allowance for doubtful accounts amounted to $304,597.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of November 30, 2010 and August 31, 2010, the Company capitalized $1,174,626 for patent related expenditures. As of November 30, 2010 and August 31, 2010, the Company capitalized $136,103 for trademark related expenditures.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $1,416 and $963 for the three months ended November 30, 2010 and 2009, respectively.

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of November 30, 2010 and August 31, 2010, the Company capitalized costs totaling $1,361,959 related to its website development.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets, that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the year ended August 31, 2010, due to uncertainties related to the recovery of its investment in the Pocketfinder website as a result of generally poor economic conditions and the Company’s history of difficulties in obtaining financing for product launch, the Company recorded a full impairment of its Website Development Costs totaling $1,361,959. The product has passed or is expected to pass all remaining regulatory tests and will be available for launch upon receipt of sufficient financing. There can be no guarantee that the Company will be successful in obtaining sufficient financing for its product line, or that it will achieve profitability and positive cash flow.

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beneficial Conversion Feature of Convertible Notes Payable (Continued)

In May 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $4,168 for the three months ended November 30, 2010.

In June 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $5,000 for the three months ended November 30, 2010.

In November 2010, the Company recognized a beneficial conversion feature totaling $12,000 in connection with a $30,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $1,000 for the three months ended November 30, 2010.

In November 2010, the Company recognized a beneficial conversion feature totaling $135,000 in connection with a $300,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $11,250 for the three months ended November 30, 2010.

In November 2010, the Company recognized a beneficial conversion feature totaling $80,000 in connection with a $400,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $6,667 for the three months ended November 30, 2010.

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the three months ended November 30, 2010 and 2009, the Company incurred $46,326 and $435,363 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 franchise fee in its provision for income taxes for the three months ended November 30, 2010 and 2009.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

2.	PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2010 and August 31, 2010 consists of the following:

	November 30,	August 31,
	2010	2010
Website development costs	$1,361,959	$1,361,959
Machinery and equipment	71,934	71,934
Computer software	41,626	41,626
Computer and video equipment	36,962	36,962
Office furniture	13,166	13,166
Leasehold improvements	-	-
	1,525,647	1,525,647
Less: accumulated depreciation and impairment adjustment	(1,503,124)	(1,492,234)
Total property and equipment	$22,523	$33,413

Depreciation expense for the three months ended November 30, 2010 and 2009 amounted to $10,890 and $17,153, respectively.  In addition, the Company recorded an impairment of its Website development costs in the amount of $1,361,959 during the year ended August 31, 2010 due to uncertainty concerning its ability to obtain sufficient financing to bring its products to market.

3.	ADVANCES FROM OFFICERS

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

For the three months ended November 30, 2010, there were no advances from officers provided to the Company. As of November 30, 2010, outstanding advances from officers and related accrued interest totaled $921,122 and $65,160, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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

The Third Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of November 30, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

$625,000 Senior Secured Promissory Note (Continued)

As of November 30, 2010, the note payable balance and accrued interest totaled $625,000 and $90,436, respectively.

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

The First Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of November 30, 2010.

As of November 30, 2010, the note payable balance and accrued interest totaled $100,000 and $12,343, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

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

The conversion rate of $0.20 per share was below the market value of $0.22 per share resulting in a beneficial conversion feature in the amount of $10,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note.

The promissory note due date of November 18, 2010 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of November 30, 2010.

As of November 30, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $100,000 and $5,342, respectively.

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

The conversion rate of $0.20 per share was below the market value of $0.22 per share resulting in a beneficial conversion feature in the amount of $10,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note.

As of November 30, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $100,000 and $4,959, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

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

As of November 30, 2010, the note payable balance and accrued interest totaled $100,000 and $4,630, respectively.

$100,000 Promissory Note

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

As of November 30, 2010, the note payable balance and accrued interest totaled $100,000 and $2,630, respectively.

$100,000 Promissory Note

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

As of November 30, 2010, the note payable balance and accrued interest totaled $100,000 and $795, respectively.

$30,000 Promissory Note

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

$30,000 Promissory Note

The conversion rate of $0.20 per share was below the market value of $0.28 per share resulting in a beneficial conversion feature in the amount of $12,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note.

As of November 30, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $19,000 and $189, respectively.

$300,000 Promissory Note

On November 11, 2010, the Company entered into a promissory note agreement for $300,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by the earlier of December 10, 2011 or upon the Company receiving $2,000,000 from the sale of securities or a debt issuance. The note bears interest at 10% per annum, compounded monthly. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

The conversion rate of $0.20 per share was below the market value of $0.29 per share resulting in a beneficial conversion feature in the amount of $135,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note.

As of November 30, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $176,250 and $1,644, respectively.

$400,000 Promissory Note

On November 16, 2010, the Company entered into a promissory note agreement for $400,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by the earlier of December 15, 2011 or upon the Company receiving $2,000,000 from the sale of securities or a debt issuance. The note bears interest at 10% per annum, compounded monthly. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

4.	CONVERTIBLE NOTES PAYABLE (Continued)

$400,000 Promissory Note (Continued)

The conversion rate of $0.20 per share was below the market value of $0.24 per share resulting in a beneficial conversion feature in the amount of $80,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note.

As of November 30, 2010, the note payable balance, net of unamortized discount, and accrued interest totaled $326,667 and $1,644, respectively.

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

The Third Extension due date of November 24, 2010 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of November 30, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

5.	NOTES PAYABLE (Continued)

$300,000 Promissory Note (Continued)

As of November 30, 2010, the note payable balance and accrued interest totaled $140,000 and $43,029, respectively.

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

On September 2, 2010, the promissory note agreement was extended for an additional four months and due on January 2, 2011. As consideration for the promissory note extension, the Company issued an additional 25,000 shares of common stock valued at $3,500 on the award date.

As of November 30, 2010, the note payable balance and accrued interest totaled $50,000 and $3,123, respectively.

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

On September 22, 2010, the promissory note agreement was extended for an additional six months and due on March 19, 2011. As consideration for the promissory note extension, the Company issued an additional 100,000 shares of common stock valued at $8,000 on the award date.

As of November 30, 2010, the note payable balance and accrued interest totaled $35,000 and $1,266, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

5.	NOTES PAYABLE (Continued)

$25,000 Promissory Note

On November 5, 2010, the Company entered into a promissory note agreement for $25,000. Under the terms of the promissory note agreement, the principal shall be repaid by February 5, 2011. The note bears no interest. In addition, the Company agreed to issue 150,000 shares of common stock valued at $39,000 on the award date.

As of November 30, 2010, the note payable balance totaled $25,000.

6.	COMMITMENTS AND CONTINGENCIES

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

The future minimum lease payments totaled $123,517 for the year ended November 30, 2011.

Total rental expense on operating leases for the three months ended November 30, 2010 and 2009 was $42,804 and $34,917, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

6.	COMMITMENTS AND CONTINGENCIES (Continued)

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

7.	EQUITY

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

In September 2009, the Company performed a private placement and issued 129,870 shares of common stock and 32,468 warrants for cash proceeds of $100,000 (see Note 8).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

7.	EQUITY (Continued)

Common Stock (Continued)

In September 2009, the Company performed a private placement and issued 110,685 shares of common stock and 27,671 warrants for cash proceeds of $67,500, net of offering costs of $7,500 (see Note 8).

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

In November 2009, the Company performed a private placement and agreed to issue 90,909 shares of common stock and 20,000 warrants for cash proceeds of $54,000, net of offering costs of $6,000 (see Note 8).

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

7.	EQUITY (Continued)

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

7.	EQUITY (Continued)

Common Stock (Continued)

In July 2010, the Company issued 100,000 shares of common stock in connection with a debt issuance. The shares were valued at $20,000, which represents the fair market value of the debt issuance costs on the award date (see Note 5).

In September 2010, the Company issued 250,000 shares of common stock in connection with a debt issuance. The shares were valued at $25,000, which represents the fair market value of the debt issuance costs on the award date.

In September 2010, the Company issued 500,000 shares of common stock in exchange for business development advisory services. The shares were valued at $130,000, which represents the fair market value of the services provided on the award date.

In October 2010, the Company issued 200,000 shares of common stock in connection with a debt issuance and a note payable extension. The shares were valued at $22,000, which represents the fair market value of the debt issuance costs on the award date (see Note 5).

In October 2010, the Company issued 200,000 shares of common stock in connection with a debt issuance. The shares were valued at $22,000, which represents the fair market value of the debt issuance costs on the award date.

In October 2010, the Company issued 400,000 shares of common stock in connection with debt issuances. The shares were valued at $48,000, which represents the fair market value of the debt issuance costs on the award date.

Common Stock To Be Issued

On September 2, 2010, the Company agreed to issue 25,000 shares of common stock in connection with a note payable extension. The shares were valued at $3,500, which represents the fair market value of note payable extension costs on the award date (see Note 5).

On September 2, 2010, the Company agreed to issue 150,000 shares of common stock in connection with a debt issuance. The shares were valued at $39,000, which represents the fair market value of the debt issuance costs on the award date (see Note 5).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

7.	EQUITY (Continued)

Prepaid Services Paid In Common Stock

In April 2009, the Company issued 150,000 shares of common stock to consultants for marketing related advisory services valued at $96,000 on the date of issuance, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuances amounted to $16,000 at November 30, 2010.

In February 2010, the Company issued 280,000 shares of common stock to a consultant for sales and business development advisory services valued at $89,600 on the award date, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $14,933 at November 30, 2010.

In June 2010, the Company issued 750,000 shares of common stock to consultants for sales and business development advisory services valued at $120,000 on the award date, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $84,476 at November 30, 2010.

In June 2010, the Company issued 500,000 shares of common stock to a consultant for financial advisory services valued at $100,000 on the award date, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $54,167 at November 30, 2010.

In September 2010, the Company issued 500,000 shares of common stock to a consultant for capital raising and business development advisory services valued at $130,000 on the award date. Unamortized prepaid services paid in common stock related to such issuance amounted to $20,000 at November 30, 2010.

Warrants

Warrants to purchase up to 5,395,858 shares of the Company’s common stock are outstanding at November 30, 2010 (see Note 8).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan. The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards. The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board. No shares of common stock were granted under the plan during the three months ended November 30, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

8.	STOCK OPTIONS AND WARRANTS

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

Warrants

On September 14, 2009, the Company agreed to issue “Series N” warrants in connection with a private placement to purchase 32,468 common shares at $0.88 per share. The warrants expire on September 14, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $19,309. No warrants were exercised as of November 30, 2010.

On September 15, 2009, the Company agreed to issue “Series O” warrants in connection with a private placement to purchase 27,671 common shares at $0.77 per share. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $14,434. No warrants were exercised as of November 30, 2010.

On November 24, 2009, the Company agreed to issue “Series P” warrants to certain consultants to purchase 410,448 common shares at $0.67 per share in exchange for consulting services related to capital raising efforts. The warrants expire on November 24, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $233,109.  No warrants were exercised as of November 30, 2010.

On November 2, 2009, the Company agreed to issue “Series Q” warrants in connection with a private placement to purchase 20,000 common shares at $0.75 per share. The warrants expire on November 2, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $12,620. No warrants were exercised as of November 30, 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

8.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On December 16, 2009, the Company agreed to issue “Series R” warrants to certain consultants to purchase 240,000 common shares at $0.68 per share in exchange for consulting services related to technology and product development and legal advisory services. The warrants expire on December 16, 2014. The fair value of the warrants using the Black-Scholes option pricing model amounted to $152,801. No warrants were exercised as of November 30, 2010.

On April 20, 2010, the Company agreed to issue “Series O” warrants to a consultant to purchase 41,000 common shares at $0.77 per share in exchange for consulting services related to capital raising efforts. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $8,414. No warrants were exercised as of November 30, 2010.

9.	PROVISION FOR INCOME TAXES

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

9.	PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of November 30, 2010, are as follows:

Net operating loss carry forward and deductible temporary differences	$9,958,000
Valuation allowance	(9,958,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

There was no change in the Company’s valuation allowance for the three months ended November 30, 2010.

As of November 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $25,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

10.	SUBSEQUENT EVENTS

Note Payable

On December 1, 2010, the Company entered into a promissory note agreement for $150,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by the earlier of May 31, 2011 or upon the Company raising $2,000,000 from the sale of equity securities or through a debt issuance. The note bears interest at 10% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

10.	SUBSEQUENT EVENTS (Continued)

Warrant Issuances

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The fair value of the warrants using the Black-Scholes option pricing model amounted to $604,963.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The fair value of the warrants using the Black-Scholes option pricing model amounted to $84,023.

Common Stock Issuances

On December 20, 2010, the Company issued 60,000 shares of common stock in exchange for consulting services related to sales and business development services. The shares were valued at $10,200, which represents the fair market value of the services provided on the award date.

On December 20, 2010, the Company issued 100,000 shares of common stock in exchange for accounting related advisory services. The shares were valued at $17,000, which represents the fair market value of the services provided on the award date.

On December 20, 2010, the Company issued 25,000 shares of common stock in connection with a note payable extension. The shares were valued at $3,500, which represents the fair market value of note payable extension costs on the award date.

On December 20, 2010, the Company issued 150,000 shares of common stock in connection with a debt issuance. The shares were valued at $39,000, which represents the fair market value of the debt issuance costs on the award date.

On December 20, 2010, the Company issued 3,500,000 shares of common stock for the conversion of $700,000 in promissory notes. The promissory notes were converted on the basis of $0.20 per share. In addition, 500,000 shares of common stock were issued in connection with the conversion in accordance with the promissory note agreement and were valued at $85,000, which represents the fair market value of the debt conversion costs on the award date.

On December 20, 2010, the Company issued 54,480 shares of common stock in exchange for the cancellation of 54,480 “Series D” and “Series E” warrants.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

10.	SUBSEQUENT EVENTS (Continued)

On December 27, 2010, the Company issued 285,714 shares of common stock in exchange for business development and sales representative services. The shares were valued at $40,000, which represents the fair market value of the services to be provided on the award date.

On December 27, 2010, the Company issued 500,000 shares of common stock in exchange for business development and capital raising advisory services. The shares were valued at $130,000, which represents the fair market value of the services to be provided on the award date.

Line of Credit

On January 5, 2011, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit. The principal amount outstanding under the credit line accrues interest at a floating per annum rate equal to the greater of (i) the Prime Rate, plus 2.5% or (ii) 6.5% and is to be paid monthly. The credit line expires on January 6, 2012.

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

Our Business.  We design, develop, and sell personal, pet, and vehicle locator devices and services.  We are the developer of the PocketFinder® family of products and the PocketFinder Network™.  The PocketFinder® family of products currently includes the PocketFinder® People, PocketFinder® Vehicle, PocketFinder® Pets, PocketFinder® Luggage, PocketFinder® Mobile and PocketFinder® Fleet.  The PocketFinder® is a small location device that enables a user to locate a device, person, or pet, at anytime from almost anywhere.  PocketFinder® personal locator devices are completely wireless.  Users can monitor the safety and location of family members, pets, and valuables using Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies.

The company received $1,000,000 as a Term Loan from Silicon Valley Bank in early January, 2011.  An additional $1,000,000 was raised during the months of November and December netting the company with $2,000,000 in working capital.  In addition, Silicon Valley Bank intends to provide a $5,000,000 revolving Line of Credit, expandable once the initial Term Loan is paid off, in support of secured Purchase Orders. With this capital, LBT will be able to begin limited sales of its vehicle and fleet devices as well as complete the PocketFinder® and PetFinder® devices in order to launch both products within the consumer market, Business-to-Business markets, or the government markets.

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

The Company’s associated PocketFinder® Fleet uses similar advanced technology to help businesses optimize their mobile resources (vehicles, equipment, sales forces, etc.) by providing location information that enables enhanced coordination and leveraging of assets.  Strategic sales partnerships for this market segment are being negotiated at this time.

We are currently selling mobile applications that allow the Android phone (Google, T-Mobile), Apple’s iPhone, Blackberry’s Bold and Curve, and GPS enabled smartphones using the Windows Mobile Professional 6.0 Operating System to act as a PocketFinder® with all of the features and functionality of our devices although sales have been limited due to lack of marketing funds.  These mobile applications work world-wide as long as the phone has access to a network.  Furthermore, as PocketFinder® People and PocketFinder® Pets devices enter the US market, the mobile applications will be able to seamlessly add our devices.  These GPS mobile applications interact with our easy to use web-based interface from any telecom network (Global System for Mobile communication (“GSM”) or Code Division Multiple Access (“CDMA”)).  Our billing system is now operational and all downloads, with the exception of the iPhone, are now available directly from our website for $0.99 per month.  Our Android Mobile PocketFinder® Mobile application won both the Handango 2009 Award for “Best GPS/Map Application” and its 2009 “Groundbreaker Award”.  The Handango awards recognize best in class applications for a number of mobile platforms and functionalities.  Applications are nominated by industry leaders and then voted on by the global user community.  With this recognition we continue to note that the greatest value for these smartphone applications will not be realized until we deliver PocketFinder® People and PocketFinder® Pets products to our customers that will drive value and enhance the way that families and businesses stay connected.

With this available capital, we will be able to begin to fulfill the first order for the LoadRack hardware components . We have continued to work with our geospatial provider, u-blox of Switzerland, to ensure continued support and world class levels of service.  With the latest upgrades to the u-blox system our location speed and accuracy is stellar.  U-blox is a well recognized location based company with a great reputation for their quality delivery of specialized geospatial support.  The Company has secured all necessary certifications to conduct global sales including AT&T’s Carrier Network approval.

We have been successful in securing sufficient funds from revenues and short-term loans that have allowed us to support operations from quarter to quarter. We continue discussions with a small number of strategic individuals and companies with interest in providing additional cash as debt or equity investments to fund inventory, support sales and marketing initiatives, retire debt, and for general operational expenses. We are evaluating ways to raise capital necessary to run the company and fuel anticipated growth in a way that will allow management to focus on the business more so than capital raising.  However, there is no assurance that we will be successful in future  fundraising efforts. The desired outcome is to form long-term relationships that deliver both immediate and long-term mutual benefit to all parties.

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

We operate with an “outsourced” model of highly selected individuals and organizations that have quick growth capacity to keep pace with our anticipated fast growth.  We have a small number of employees and, due to our shortage of operating funds, we have significantly reduced our use of full and part time contractors working on our endeavor.  It has allowed us to tightly control our overhead and ensure that we have the right resources in place at the right time.   We have a very talented senior management team that brings the right knowledge, skills and abilities to deliver world-class products and services.  Distribution opportunities are available and we are carefully analyzing each market opportunity against the cost of entry, potential growth, economic value, and support capability metrics.    We are developing a business model for international market opportunities and are in discussions with distributors in at least eleven countries at this time.  As additional capital is raised we will bring in key personnel to supplement our existing team of contractors.

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

Our Personal Locator Services.  We will be able to begin manufacturing an initial run of approximately 1,000 of the PocketFinder® devices in Q1, 2011.  We have entered into a manufacturing agreement  to produce our PocketFinder® devices in France.  We will provide end-user customer service and support in the United States through existing, award winning call centers.  We anticipate exploring multiple vertical markets including the following:

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

The Company launched PocketFinder® Vehicle, PocketFinder® Fleet and the LoadRack tracking device and system.  Launch of the PocketFinder® People and PocketFinder® Pets in the United States and in certain parts of Europe are under discussion.  The Company hopes to also be involved in numerous other “white label” marketing opportunities.  In addition, several licensing opportunities are being explored on the international front.

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

Employees and Outsourced Assistance.  As of January 10, 2011, we have significantly limited our use of  contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We have identified two to four key employees to be brought in once significant revenues/funds have been secured, with selective and controlled growth commensurate with significant increases in our revenues over time.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced organizations contracted to provide respective services.  The company will remain focused on its core competency of providing location devices and services.

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

RESULTS OF OPERATIONS.

For the three months ended November 30, 2010 as compared to the three months ended November 30, 2009.

Revenue.

For the three months ended November 30, 2010, we generated $1,972 of net revenue from the sale of PocketFinder® Vehicle devices and services as compared to $53,300 of net revenue for the three months ended November 30, 2009, that primarily consisted of consulting revenue from the Professional Services Agreement with LoadRack, LLC.  The LoadRack consulting revenues were earned pursuant to a development agreement totaling $1,200,000 for the design, construction and implementation of a location tracking system for transportation fleets.

Cost of Revenue.

For the three months ended November 30, 2010, cost of revenue totaled $4,806 as compared to $98,676 for the three months ended November 30, 2009.

Operating Expenses.

For the three months ended November 30, 2010, our total operating expenses were $451,491 as compared to total operating expenses of $999,934 for the three months ended November 30, 2009.  Operating costs decreased by approximately $548,000 or 55% in 2010 from 2009.  The fluctuation in operating expenses is primarily attributed to the following:

•
A $37,731 decrease in professional fees to $124,061 for the three months ended November 30, 2010, as compared to $161,792 for the three months ended November 30, 2009.  The decrease in professional fees is primarily attributed to a decrease in stock based compensation for finance and accounting consultants;

•
A $389,037 decrease in research and development costs for the three months ended November 30, 2010, to $46,326 as compared to $435,363 for the three months ended November 30, 2009, as research and development activities significantly decreased due to the lack of funding; and

•
A $129,562 decrease in general and administrative costs for the three months ended November 30, 2010, to $103,300 as compared to $232,862 for the three months ended November 30, 2009, due to the lack of funding.

Other Expenses.

For the three months ended November 30, 2010, we reported other expenses consisting of net interest expense, financing costs, amortization of beneficial conversion feature on convertible notes payable, amortization of deferred financing costs and foreign currency losses totaling $421,112 as compared to $1,266,572 for the three months ended November 30, 2009.

Net Loss.

For the three months ended November 30, 2010, we reported a net loss of $876,237 as compared to a net loss of $2,312,682 for the three months ended November 30, 2009, primarily due to decreases in operating and other expenses as previously discussed.

Liquidity and Capital Resources.

We had cash and cash equivalents of $83,179 as of November 30, 2010, as compared to $267 as of August 31, 2010.  Prepaid expenses and other assets totaled $2,232 as of November 30, 2010, as compared to $0 as of August 31, 2010, and consisted primarily of prepaid license fees.  Deferred financing costs totaled $32,733 as of November 30, 2010, as compared to $10,002 as of August 31, 2010, and consisted of unamortized financing costs related to the issuance of common stock in connection with debt issuances or extensions.

As of November 30, 2010, the total of our property and equipment, less accumulated depreciation, was a net value of $22,523, compared to the net value of $33,413 for our property and equipment, less accumulated depreciation, as of August 31, 2010.  There was an impairment adjustment to the net value of the website and database during the year ended August 31, 2010 as the recoverability of this asset was in doubt due to uncertainties related to the poor economy and availability of financing.  The website and database continue to be fully operational and functional.

Other assets, consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of the security deposit on the Irvine office and amounted to $34,000 as of November 30, 2010 as compared to $16,159 as of August 31, 2010.  Patents and trademarks, net of amortization, amounted to $1,302,259 as of November 30, 2010, as compared to $1,303,675 as of August 31, 2010.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of November 30, 2010, were $1,476,926 as compared to our total assets as of August 31, 2010, which were $1,363,516.  The increase in our total assets as between the two periods was due primarily to an overall increase in cash, prepaid expenses, deferred financing costs and deposits.

As of November 30, 2010, our accounts payable and accrued expenses, including accrued officer compensation, were $3,266,448 as compared to $3,318,895 as of August 31, 2010.  The increase in accounts payable and accrued expenses, including accrued officer compensation, is primarily a result of cash flow management that has resulted in extending payables and accruing officer compensation.

There were $986,282 of outstanding advances from officers including accrued interest as of November 30, 2010, as compared to $993,832 as of August 31, 2010.

Notes payable and related accrued interest totaled $317,716 as of November 30, 2010 as compared to $265,487 as of August 31, 2010.  The $270,298 in promissory notes are short term, to be repaid out of potential future permanent financing.

Convertible notes payable, net of unamortized discount, and related accrued interest totaled $1,871,530 as of November 30, 2010, as compared to $1,396,539 as of August 31, 2010.  The $1,955,000 in convertible promissory notes are short term, to be repaid out of potential future permanent financing.

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

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution.  Since our inception, we have generated significant losses.  As of  November 30, 2010 we had an accumulated deficit of $29,705,162 and we expect to incur continual losses until sometime in calendar year 2011.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of  November 30, 2010, we had $83,179 in cash and cash-equivalents.  During the three months ended November 30, 2010, we received loans totaling $988,298 to fund operations.  Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

Off-Balance Sheet Arrangements

As of November 30, 2010, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2010, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department, and a limited corporate governance structure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrant Issuances for Services Provided

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The fair value of the warrants using the Black-Scholes option pricing model amounted to $604,963.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The fair value of the warrants using the Black-Scholes option pricing model amounted to $84,023.

Common Stock Issuances for Services Provided

On December 20, 2010, the Company issued 60,000 shares of common stock in exchange for consulting services related to sales and business development services.  The shares were valued at $10,200, which represents the fair market value of the services provided on the award date.

On December 20, 2010, the Company issued 100,000 shares of common stock in exchange for accounting related advisory services.  The shares were valued at $17,000, which represents the fair market value of the services provided on the award date.

On December 27, 2010, the Company issued 285,714 shares of common stock in exchange for business development and sales representative services. The shares were valued at $40,000, which represents the fair market value of the services to be provided on the award date.

On December 27, 2010, the Company issued 500,000 shares of common stock in exchange for business development and capital raising advisory services. The shares were valued at $130,000, which represents the fair market value of the services to be provided on the award date.

Common Stock Issuances in Connection with Promissory Notes, Promissory Note Extensions and Promissory Note Defaults

On December 20, 2010, the Company issued 25,000 shares of common stock in connection with a note payable extension.  The shares were valued at $3,500, which represents the fair market value of note payable extension costs on the award date.

On December 20, 2010, the Company issued 150,000 shares of common stock in connection with a debt issuance.   The shares were valued at $39,000, which represents the fair market value of the debt issuance costs on the award date.

On December 20, 2010, the Company issued 3,500,000 shares of common stock for the conversion of $700,000 in promissory notes.  The promissory notes were converted on the basis of $0.20 per share.  In addition, 500,000 shares of common stock were issued in connection with the conversion in accordance with the promissory note agreement.

Other Common Stock Issuances

On December 20, 2010, the Company issued 54,480 shares of common stock in exchange for the cancellation of 54,480 “Series D” and “Series E” warrants.

Exemption From Registration. The shares of Common Stock referenced in Part II, Item 2 above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

On December 24, 2008, the Company entered into a promissory note agreement for $300,000.  Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by March 24, 2009, or upon a minimum of $1,500,000 being raised by the Company.  The note bears interest at 12% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty.  The Third Extension due date of November 24, 2010 was not extended further, and therefore, the Company is in default in the payment of the $140,000 principal balance and unpaid accrued interest.

On May 19, 2010, the Company entered into a promissory note agreement for $100,000.  Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 18, 2010.  The note bears interest at 10% per annum.  At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.  The promissory note due date of November 18, 2010 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest.

On June 2, 2010, the Company entered into a promissory note agreement for $100,000.  Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by December 1, 2010.  The note bears interest at 10% per annum.  At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.  The promissory note due date of December 1, 2010 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest.

On June 14, 2010, the Company entered into a promissory note agreement for $100,000.  Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by December 13, 2010.  The note bears interest at 10% per annum.  At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.  The promissory note due date of December 13, 2010 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest.

ITEM 5.  OTHER INFORMATION

Line of Credit

On January 5, 2011, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit. The principal amount outstanding under the credit line accrues interest at a floating per annum rate equal to the greater of (i) the Prime Rate, plus 2.5% or (ii) 6.5% and is to be paid monthly. The credit line expires on January 6, 2012.

ITEM 6.  EXHIBITS

Exhibit No.*	Document Description
3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (1)
3.1A 3.2	Amended Articles of Incorporation, dated October 20, 2008. (15) Amended and Restated By-Laws of Location Based Technologies, Inc. (2)
10.1	Executive Employment Agreement between the Company and David Morse, dated October 11, 2007. (3)
10.2	Executive Employment Agreement between the Company and Joseph Scalisi, dated October 11, 2007. (3)
10.3	Executive Employment Agreement between the Company and Desiree Mejia, dated October 11, 2007. (3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse, dated August 30, 2007 (obligation assumed by the Company). (3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi, dated August 30, 2007 (obligation assumed by the Company). (3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia, dated August 30, 2007 (obligation assumed by the Company). (3)
10.7	Series A Warrant Agreement between the Company and Northstar Investments, Inc., dated August 15, 2007. (3)
10.8	Series B Warrant Agreement between the Company and Northstar Investments, Inc., dated August 15, 2007. (3)
10.9	Finder’s Fee Agreement between PocketFinder, LLC and Northstar Investments, Inc. dated March 9, 2007 (obligation assumed by the Company). (3)
10.10	Consulting Agreement between PocketFinder, LLC and Northstar Investments, Inc. dated July 16, 2007 (obligation assumed by the Company ). (3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp., adopted September 10, 2007 (obligation assumed by the Company). (3)
10.12	Product Design Agreement between Location Based Technologies, Corp. and Aero Technology UK, Ltd., dated May 1, 2007 (obligation assumed by the Company). (3)
10.13	PocketFinder Branding and Website – Control Agreement between PocketFinder, LLC and Coregenic LLC, dated September 20, 2006 (obligation assumed by the Company). (3)
10.14	Coregenic Professional Services Contract, between PocketFinder, LLC and Coregenic LLC, dated September 27, 2006 (obligation assumed by the Company). (3)
10.15	Consulting Agreement between Location Based Technologies, Corp. and Michael Beydler, dated October 3, 2006 (obligation assumed by the Company). (3)
10.16	Consulting Agreement between Location Based Technologies, Corp. and Roger Anderson, dated July 10, 2006 (obligation assumed by the Company). (3)
10.17	Loan Promissory Note in the amount of $900,000 with PocketFinder, Inc. as maker and David Morse as payee, dated November 28, 2005 (obligation assumed by the Company). (3)
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
10.28 10.29 10.30 10.31 10.32 10.33 10.34 10.35 10.36 10.37 10.38
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
Professional Services Agreement between the Company and LoadRack, LLC, dated January 28, 2009. (16)
Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated January 30, 2009. (16)
Endorsement Agreement between the Company and John Riegger, dated February 12, 2009. (16)

10.39	Senior Secured Promissory Note Agreement for $100,000 between the Company and Gemini Master Fund, Ltd., dated May 7, 2009. (17)
10.40	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd., dated May 7, 2009. (17)
10.41	Stock Purchase Agreement between the Company and Aaron Taylor, dated May 15, 2009. (18)
10.42	Stock Purchase Agreement between the Company and ORI Services Corp., dated May 27, 2009. (19)
10.43	Promissory Note Agreement for $100,000 between the Company and Netgain Financial, Inc., dated May 27, 2009. (19)
10.44	Stock Purchase Agreement between the Company and Michael Flanagan, dated June 5, 2009. (20)
10.45	Settlement Agreement and Release between the Company and the Redwood Parties. (20)
10.46	Senior Convertible Promissory Note Agreement for $250,000 between the Company and David Nagelberg, dated July 24, 2009. (21)
10.47	Stock Purchase Agreement between the Company and Affinitas Corporation, dated July 31, 2009. (21)
10.48	Extension Agreement between the Company and Gemini Master Fund, Ltd., dated August 20, 2009 (22)
10.49	Stock Purchase Agreement between the Company and David M. Morse, Jr., dated September 14, 2009. (23)
10.50	Stock Purchase Agreement between the Company and Robin Babcock, dated September 15, 2009. (23)
10.51	Consulting Agreement between the Company and Tina Florance, CPA, dated May 1, 2009. (24)
10.52	Promissory Note Agreement for $300,000 between the Company and Alder Capital Partners I, L.P., dated July 6, 2009. (25)
10.53	Executive Employment Agreement between the Company and Rod Egdorf, dated July 3, 2009.
10.54	Assistance Services Agreement between the Company and u-blox America, Inc., dated July 7, 2009.
10.55	Sublease Agreement between the Company and California Avocado Commission dated October 26, 2009. (26)
10.56	Stock Purchase Agreement between the Company and Allen Simon dated November 2, 2009. (26)
10.57	Master Services Agreement between the Company and Affinitas Corporation dated November 30, 2009. (29)
10.58	Support Services Agreement between the Company and Spectrum Design Solutions, Inc. dated December 15, 2009. (29)
10.59	Statement of Work and Terms and Conditions for Time and Materials Project between the Company and Spectrum Design Solutions, Inc. dated January 15, 2010. (29)
10.60	Consulting Agreement between the Company and Vistal Capital Corp. dated February 1, 2010. (29)
10.61	Amended and Restated Convertible Promissory Note Agreement between the Company and Alder Capital Partners I, L.P. dated March 19, 2010. (27)

10.62	Extension Agreement between the Company and Steve Finley dated March 24, 2010. (30)
10.63	Consulting Services Agreement between the Company and Netgain Financial, Inc. dated April 29, 2010. (30)
10.64	Promissory Note Agreement between the Company and Rotary Partners LLC dated May 19, 2010. (30)
10.65	Promissory Note Agreement between the Company and Joseph Gallagi dated June 2, 2010. (30)
10.66	Consulting and Representative Services Agreement between the Company and SimCar Holdings, Inc. dated June 4, 2010. (30)
10.67	Consulting and Representative Services Agreement between the Company and Kay Strategies, Inc. dated June 14, 2010. (30)
10.68	Promissory Note Agreement between the Company and Jeffrey Motske dated June 14, 2010. (30)
10.69	Financial Advisory Agreement between the Company and ALTA Investments, LLC dated June 15, 2010. (30)
10.70	Patent Sale Agreement between the Company and Netgain Financial, Inc. dated June 28, 2010. (30)
10.71	Promissory Note Agreement between the Company and Robert Freedman dated July 2, 2010. (30)
10.72	Promissory Note Agreement between the Company and Michael Glazer dated July 21, 2010. (31)
10.73	Promissory Note Agreement between the Company and David Caspers dated August 27, 2010. (31)
10.74	Promissory Note Agreement between the Company and Jorge Pavez dated November 2, 2010. (31)
10.75	Promissory Note Agreement between the Company and Robert Wheat dated November 5, 2010. (31)
10.76	Promissory Note Agreement between the Company and David Caspers dated November 8, 2010. (31)
10.77	Promissory Note Agreement between the Company and Greggory Haugen dated November 11, 2010.
10.78	Promissory Note Agreement between the Company and Greggory Haugen dated November 16, 2010.
10.79	Promissory Note Agreement between the Company and Greggory Haugen dated December 1, 2010.
10.80	Financing Agreement between the Company and Greggory Haugen dated December 1, 2010.
10.81	Loan and Security Agreement between the Company and Silicon Valley Bank dated January 5, 2011.
14.1	Code of Business Conduct and Ethics Policy (3)
21.1	Subsidiary of the Registrant
Location Based Technologies, Ltd. ( an England and Wales private limited company)
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer

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
(10) (11) (12) (13) (14)
Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008.
Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008.
Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008.

(15)	Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008.
(16)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2009.
(17)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
(18)	Filed as like-numbered exhibit to registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2009.
(19)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2009.
(20)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.
(21)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.
(22)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009.
(23)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2009.
(24)	Filed as Exhibit 10.44 to registrant’s Form 10-Q filed with the SEC on July 14, 2009.
(25)	Filed as Exhibit 10.45 to registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2009.
(26)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on November 30, 2009.
(27)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(28)	Filed as Exhibit 3.01 to registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010.
(29)	Filed as like-numbered exhibits to registrant's Form 10-Q filed with the SEC on April 19, 2010.
(30)	Filed as like-numbered exhibits to registrant's Form 10-Q filed with the SEC on July 20, 2010.
(31)	Filed as like-numbered exhibits to registrant's Form 10-K filed with the SEC on December 14, 2010.

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.
Dated: January 14, 2011	By:	/s/ David M. Morse
David M. Morse Co- President and Chief Executive Officer

Dated: January 14, 2011	By:	/s/ Desiree Mejia
Desiree Mejia Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer