Form 10-Q
period 2011-05-31
Location Based Technologies, Inc.
filed 2011-07-13
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended May 31, 2011

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from        to

Commission File Number 333-139395

LOCATION BASED TECHNOLOGIES, INC.
(Name of registrant as specified in its charter)

Nevada	20-4854758
(State of incorporation)	(I.R.S. Employer Identification No.)

49 Discovery, Suite 260, Irvine, California 92618
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

As of July 10, 2011, there were 127,057,440 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
May 31, 2011 and August 31, 2010

	May 31,	August 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$354,526	$267
Prepaid expenses and other assets	39,118	-
Deferred financing costs	12,167	10,002

Total current assets	405,811	10,269

Property and equipment, net of accumulated depreciation	13,522	33,413

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,289,662	1,303,675
Deposits and other assets	64,000	16,159

Total other assets	1,353,662	1,319,834

TOTAL ASSETS	$1,772,995	$1,363,516

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,712,220	$2,305,492
Accrued officer compensation	1,259,515	1,013,403
Advances from officers	811,073	947,297
Accrued interest, advances from officers	98,866	46,535
Line of credit	1,000,000	-
Accrued interest, line of credit	5,597	-
Notes payable	185,298	225,000
Accrued interest, notes payable	51,406	40,487
Convertible notes payable, net of unamortized discount	2,385,000	1,265,833
Accrued interest, convertible notes payable	194,521	130,706

Total current liabilities	7,703,496	5,974,753

TOTAL LIABILITIES	7,703,496	5,974,753

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;
120,738,690 and 107,322,272 shares issued and outstanding
at May 31, 2011 and August 31, 2010, respectively	58,338	44,923
Common stock to be issued	-	100
Additional paid-in capital	28,187,844	24,382,165
Prepaid services paid in common stock	(81,092)	(209,500)
Accumulated deficit	(34,095,591)	(28,828,925)

Total stockholders' deficit	(5,930,501)	(4,611,237)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,772,995	$1,363,516

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
STATEMENT OF OPERATIONS
For the three and nine months ended May 31, 2011 and 2010
(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010

Net revenue
Devices	$2,830	$2,897	$5,889	$6,386
Services	1,745	1,715	3,553	8,478
Consulting	-	-	-	46,874

Total net revenue	4,575	4,612	9,442	61,738

Cost of revenue
Devices	3,235	2,215	4,580	4,558
Services	1,520	6,121	9,222	27,436
Consulting	2,021	325	6,450	114,061
Other	-	-	825	-

Total cost of revenue	6,776	8,661	21,077	146,055

Gross loss	(2,201)	(4,049)	(11,635)	(84,317)

Operating expenses
General and administrative	227,192	125,856	529,332	815,157
Officer compensation	135,000	135,000	405,000	405,000
Professional fees	336,844	206,964	1,004,005	647,570
Rent	41,694	42,805	127,302	132,166
Research and development	119,400	357,356	124,663	1,253,601

Total operating expenses	860,130	867,981	2,190,302	3,253,494

Net operating loss	(862,331)	(872,030)	(2,201,937)	(3,337,811)

Other income (expense)
Financing costs	(137,000)	(71,414)	(2,361,405)	(1,312,150)
Amortization of beneficial conversion feature	-	(155,883)	(236,167)	(320,494)
Amortization of deferred financing costs	(47,333)	(19,167)	(111,335)	(259,864)
Interest income (expense), net	(139,437)	(91,609)	(354,885)	(221,690)
Foreign currency gain (loss), net	(100)	87	(137)	11

Total other income (expense)	(323,870)	(337,986)	(3,063,929)	(2,114,187)

Net loss before income taxes	(1,186,201)	(1,210,016)	(5,265,866)	(5,451,998)

Provision for income taxes	-	-	800	800

Net Loss	$(1,186,201)	$(1,210,016)	$(5,266,666)	$(5,452,798)

Accumulated Deficit:

Balance, beginning of period	$(32,909,390)	$(24,008,768)	$(28,828,925)	$(19,765,986)

Net Loss	$(1,186,201)	$(1,210,016)	$(5,266,666)	$(5,452,798)

Balance, end of period	$(34,095,591)	$(25,218,784)	$(34,095,591)	$(25,218,784)

Basic - Earnings (loss) per share	$(0.01)	$(0.01)	$(0.05)	$(0.06)

Basic - Weighted Average Number
of Shares Outstanding	119,397,514	98,924,544	113,746,522	97,847,854

See accompanying notes to unaudited financial statements.

	For the nine months ended
	May 31,	May 31,
	2011	2010

Cash Flows from Operating Activities
Net loss	$(5,266,666)	$(5,452,798)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,339	56,098
Amortization of beneficial conversion feature	236,167	320,494
Amortization of prepaid services paid-in common stock	245,331	1,010,960
Common stock issued for services	1,070,977	194,921
Common stock issued for financing costs	292,515	284,940
Warrants issued for services	1,055,636	394,324
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	75,203
(Increase) decrease in costs and estimated earnings in
excess of billings on uncompleted contracts	-	292,723
(Increase) decrease in prepaid expenses and other assets	(39,118)	92,928
(Increase) decrease in debt issuance/financing costs	(2,165)	48,924
(Increase) decrease in deposits	(47,841)	(15,439)
Increase (decrease) in accounts payable and accrued expenses	(593,272)	915,482
Increase (decrease) in accrued officer compensation	246,112	367,500
Increase (decrease) in accrued interest	132,662	155,037

Net cash used in operating activities	(2,622,323)	(1,258,703)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,600)	(146,737)
Additions to patents and trademarks	(10,835)	(75,434)

Net cash used in investing activities	(13,435)	(222,171)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	221,500
Advances / (repayments) from officers, net	(136,224)	959,342
Proceeds from convertible notes payable	2,380,000	100,000
Repayment on convertible notes payable	(275,000)	-
Proceeds from notes payable	58,298	-
Repayment on notes payable	(63,000)	-
Proceeds from line of credit	1,000,000	-

Net cash provided by financing activities	2,964,074	1,280,842

Net increase (decrease) in cash and cash equivalents	328,316	(200,032)

Cash and cash equivalents, beginning of period	267	200,099

Cash and cash equivalents, end of period	$354,526	$67

Supplemental disclosure of cash flow information:
Income taxes paid	$3,200	$-
Interest paid	$161,609	$73,300

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$292,515	$284,940
Issuance of common stock for services	$1,070,977	$194,921
Issuance of warrants for services	$1,055,636	$394,324
Issuance of common stock for conversion of notes payable and accrued interest	$1,055,944	$236,524

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2010, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of May 31, 2011, had an accumulated deficit of $34,095,591. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at May 31, 2011, are principally held by two institutions which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of May 31, 2011 and August 31, 2010, the allowance for doubtful accounts amounted to $304,597.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of May 31, 2011 and August 31, 2010, the Company capitalized $1,184,136 and $1,174,626, respectively, for patent related expenditures. As of May 31, 2011 and August 31, 2010, the Company capitalized $116,828 and $136,103, respectively, for trademark related expenditures.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $24,848 and $3,581 for the nine months ended May 31, 2011 and 2010, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of May 31, 2011 and August 31, 2010, the Company capitalized costs totaling $1,361,959 related to its website development.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the year ended August 31, 2010, due to uncertainties related to the recovery of its investment in the PocketFinder® website as a result of generally poor economic conditions and the Company’s history of difficulties in obtaining financing for product launch, the Company recorded a full impairment of its Website Development Costs totaling $1,361,959. The product has passed or is expected to pass all remaining regulatory tests and will be available for launch upon receipt of sufficient financing. There can be no guarantee that the Company will be successful in obtaining sufficient financing for its product line, or that it will achieve profitability and positive cash flow.

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beneficial Conversion Feature of Convertible Notes Payable (Continued)

In May 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $4,167 for the nine months ended May 31, 2011.

In June 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $5,000 for the nine months ended May 31, 2011.

In November 2010, the Company recognized a beneficial conversion feature totaling $12,000 in connection with a $30,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $12,000 for the nine months ended May 31, 2011.

In November 2010, the Company recognized a beneficial conversion feature totaling $135,000 in connection with a $300,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $135,000 for the nine months ended May 31, 2011.

In November 2010, the Company recognized a beneficial conversion feature totaling $80,000 in connection with a $400,000 convertible note payable (see Note 4). Amortization expense related to this beneficial conversion feature amounted to $80,000 for the nine months ended May 31, 2011.

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the nine months ended May 31, 2011 and 2010, the Company incurred $124,663 and $1,253,601 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum franchise fee in its provision for income taxes for the nine months ended May 31, 2011 and 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement, Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, which amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The guidance will be effective for fiscal 2013, and is not expected to have a material impact on the financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

2.           PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2011 and August 31, 2010 consists of the following:

	May 31,	August 31,
	2011	2010
Website development costs	$1,361,959	$1,361,959
Machinery and equipment	68,238	71,934
Computer software	41,626	41,626
Computer and video equipment	36,962	36,962
Office furniture	13,166	13,166
Leasehold improvements	-	-

	1,521,951	1,525,647
Less: accumulated depreciation and impairment adjustment	(1,508,429)	(1,492,234)
Total property and equipment	$13,522	$33,413

Depreciation expense for the nine months ended May 31, 2011 and 2010 amounted to $20,131 and $52,517, respectively.  In addition, the Company recorded an impairment of its Website development costs in the amount of $1,361,959 during the year ended August 31, 2010, due to uncertainty concerning its ability to obtain sufficient financing to bring its products to market.

3.           RELATED PARTY TRANSACTIONS

Advances from Officers

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the nine months ended May 31, 2011, new advances from officers totaled $1,000, repayments totaled $137,224 and increase in accrued interest totaled $52,331, resulting in advances from officers and related accrued interest amounting to $811,073 and $98,866, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

3.           RELATED PARTY TRANSACTIONS (Continued)

Services Provided

A relative of the Chief Operating Officer provides bookkeeping and accounting services to the Company for $2,500 per month.  During the nine months ended May 31, 2011, bookkeeping and accounting fees for this related party amounted to $22,500.

On March 30, 2011, the Company entered into an Employment Letter of Intent (“LOI”) with a relative of the Company’s CEO and President, to act as Vice President of Customer Service. Under the terms of the LOI, the related party is paid compensation of $10,000 per month and 250,000 shares of the Company’s common stock as a signing bonus. The common stock was valued at $42,500 on the award date. During the nine months ended May 31, 2011, compensation under this related party agreement totaled $20,000.

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

The Third Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of May 31, 2011.

In June 2010, common shares personally owned by a Company officer which had been pledged as collateral for this note were surrendered to the creditor.

As of May 31, 2011, the note payable balance and accrued interest totaled $625,000 and $127,833, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

The First Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of May 31, 2011.

As of May 31, 2011, the note payable balance and accrued interest totaled $100,000 and $18,327, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

4.           CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Promissory Note (Continued)

On May 11, 2011, the Company entered into a Settlement Agreement and Mutual Release whereby the Company agreed to pay the note holder a payment of $25,000 in May 2011, a payment of $25,000 in June 2011 and a final payment of $60,708 in July 2011.

As of May 31, 2011, the note payable balance and accrued interest totaled $75,000 and $9,815, respectively.

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

On September 22, 2010, the promissory note agreement was extended for an additional six months (“First Extension”) and due on March 19, 2011. As consideration for the promissory note extension, the Company issued an additional 100,000 shares of common stock valued at $8,000 on the award date.

On March 19, 2011, the promissory note agreement was extended and due on March 31, 2011 (“Second Extension”). In connection with the Second Extension, a conversion feature was added whereby the outstanding principal and unpaid accrued interest may be converted, at any time, in whole or in part, into shares of the Company’s common stock at the option of the note holder on the basis of $0.20 per share.

The Second Extension due date of March 31, 2011 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of May 31, 2011.

As of May 31, 2011, the note payable balance and accrued interest totaled $35,000 and $3,011, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

4.           CONVERTIBLE NOTES PAYABLE (Continued)

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

As of May 31, 2011, the note payable balance and accrued interest totaled $100,000 and $5,781, respectively.

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

As of May 31, 2011, the note payable balance and accrued interest totaled $150,000 and $7,479, respectively.

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

As of May 31, 2011, the note payable balance and accrued interest totaled $50,000 and $1,521, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

4.           CONVERTIBLE NOTES PAYABLE (Continued)

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

As of May 31, 2011, the note payable balance and accrued interest totaled $50,000 and $1,411, respectively.

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

As of May 31, 2011, the note payable balance and accrued interest totaled $100,000 and $2,548, respectively.

$50,000 Promissory Note

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

As of May 31, 2011, the note payable balance and accrued interest totaled $50,000 and $1,247, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

4.           CONVERTIBLE NOTES PAYABLE (Continued)

$50,000 Promissory Note

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

As of May 31, 2011, the note payable balance and accrued interest totaled $50,000 and $1,219, respectively.

$200,000 Promissory Note

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

As of May 31, 2011, the note payable balance and accrued interest totaled $200,000 and $3,781, respectively.

$300,000 Promissory Note

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

As of May 31, 2011, the note payable balance and accrued interest totaled $300,000 and $5,671, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

4.           CONVERTIBLE NOTES PAYABLE (Continued)

$400,000 Promissory Note

On April 18, 2011, the Company entered into a promissory note agreement for $400,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by April 17, 2012. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

As of May 31, 2011, the note payable balance and accrued interest totaled $400,000 and $4,712, respectively.

$100,000 Promissory Note

On May 26, 2011, the Company entered into a promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by the earlier of May 25, 2012 or upon the Company raising $2,000,000 from the sale of equity securities or through a debt issuance. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

As of May 31, 2011, the note payable balance and accrued interest totaled $100,000 and $164, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

5.           NOTES PAYABLE (Continued)

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

The Third Extension due date of November 24, 2010 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of May 31, 2011.

As of May 31, 2011, the note payable balance and accrued interest totaled $140,000 and $51,406, respectively.

$25,000 Promissory Note

On November 5, 2010, the Company entered into a promissory note agreement for $25,000. Under the terms of the promissory note agreement, the principal shall be repaid by February 5, 2011. The note bears no interest. In addition, the Company agreed to issue 150,000 shares of common stock valued at $39,000 on the award date.

On February 5, 2011, the promissory note agreement was extended for an additional six months and due on August 5, 2011. As consideration for the promissory note extension, the Company issued an additional 100,000 shares of common stock valued at $19,000 on the award date.

As of May 31, 2011, the note payable balance totaled $25,000.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

The Company must maintain certain financial covenants under the Loan Agreement. As of May 31, 2011, the Company was not in compliance with the financial covenants and, therefore, is in covenant default.

As of May 31, 2011, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $5,597, respectively.

7.           COMMITMENTS AND CONTINGENCIES

Operating Leases

On November 11, 2009, the Company entered into a sublease agreement to lease approximately 10,600 square feet of general office space in Irvine, California, for base rent ranging from $7,986 to $15,440 per month over the lease term.  The lease term is from December 1, 2009 through June 30, 2011.

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term.  The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for the nine months ended May 31, 2011 and 2010 was $127,302 and $132,166, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

7.           COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

As of May 31, 2011, the future minimum lease payments are as follows:

For the Years Ending May 31,
2012	$71,231
2013	78,029
2014	81,484
2015	85,937
2016	7,193
Total	$323,874

Contingencies

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

On April 5, 2011, Gemini Master Fund, Ltd., filed a complaint for breach of contract against Location Based Technologies for non-payment of outstanding loans. The complaint specifies damages totaling $858,292, plus pre-judgment interest, costs of suit and other relief. The entire amount of the loans plus accrued interest, which together approximate the specified damages, are included in the accompanying financial statements. On June 8, 2011, the Location Based Technologies filed a Cross-Complaint against Gemini Master Fund, Ltd. for monetary damages related to the creditor’s disposition of common shares of Location Based Technologies which had been pledged as collateral for the notes.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

8.           EQUITY (Continued)

Common Stock (Continued)

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

8.           EQUITY (Continued)

Common Stock (Continued)

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

8.           EQUITY (Continued)

Common Stock (Continued)

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
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

In March 2011, the Company issued 200,000 shares of common stock in connection with note payable extensions. The shares were valued at $34,000, which represents the fair market value of note payable extension costs on the award date.

In March 2011, the Company issued 1,079,863 shares of common stock for the conversion of two promissory notes and accrued interest totaling $200,000 and $14,893, respectively.  The promissory notes and accrued interest were converted on the basis of $0.20 per share.

In April 2011, the Company issued 500,000 shares of common stock in exchange for business development and capital raising advisory services. The shares were valued at $80,000, which represents the fair market value of the services provided on the award date.

In April 2011, the Company issued 321,429 shares of common stock in exchange for business development and sales representative services. The shares were valued at $45,000, which represents the fair market value of the services to be provided on the award date.

In April 2011, the Company issued 500,000 shares of common stock in connection with two Letter of Intent for Employment Agreements. The shares were valued at $85,000, which represents the fair market value of note payable extension costs on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

8.           EQUITY (Continued)

Common Stock (Continued)

In May 2011, the Company issued 50,000 shares of common stock in exchange for accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the services provided on the award date.

In May 2011, the Company issued 20,000 shares of common stock in exchange for sales advisory services. The shares were valued at $3,200, which represents the fair market value of the services to be provided on the award date.

In May 2011, the Company issued 250,000 shares of common stock in exchange for business development and capital raising advisory services. The shares were valued at $40,000, which represents the fair market value of the services provided on the award date.

In May 2011, the Company issued 100,000 shares of common stock in connection with a note payable extension. The shares were valued at $19,000, which represents the fair market value of note payable extension costs on the award date (see Note 5).

Prepaid Services Paid In Common Stock

In June 2010, the Company issued 500,000 shares of common stock to a consultant for financial advisory services valued at $100,000 on the award date, to be amortized over the performance period. Unamortized prepaid services paid in common stock related to such issuance amounted to $4,169 at May 31, 2011.

In April 2011, the Company issued 321,429 shares of common stock to a consultant for business development and sales representative services valued at $45,000 on the award date to be amortized over from February 1, 2011 to June 13, 2011. Unamortized prepaid services paid in common stock related to such issuance amounted to $5,000 at May 31, 2011.

In April and May 2011, the Company issued 750,000 shares of common stock to a consultant for business development and capital raising advisory services valued at $120,000 on the award date to be amortized over from April 3, 2011 to August 28, 2011. Unamortized prepaid services paid in common stock related to such issuance amounted to $71,923 at May 31, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

8.           EQUITY (Continued)

Warrants

Warrants to purchase up to 9,432,453 shares of the Company’s common stock are outstanding at May 31, 2011 (see Note 9).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan. The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards. The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board. No shares of common stock were granted under the plan during the nine months ended May 31, 2011.

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

Warrants

On September 14, 2009, the Company agreed to issue “Series N” warrants in connection with a private placement to purchase 32,468 common shares at $0.88 per share. The warrants expire on September 14, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $19,309. No warrants were exercised as of May 31, 2011.

On September 15, 2009, the Company agreed to issue “Series O” warrants in connection with a private placement to purchase 27,671 common shares at $0.77 per share. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $14,434. No warrants were exercised as of May 31, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

9.           STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On November 24, 2009, the Company agreed to issue “Series P” warrants to certain consultants to purchase 410,448 common shares at $0.67 per share in exchange for consulting services related to capital raising efforts. The warrants expire on November 24, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $233,109.  No warrants were exercised as of May 31, 2011.

On November 2, 2009, the Company agreed to issue “Series Q” warrants in connection with a private placement to purchase 20,000 common shares at $0.75 per share. The warrants expire on November 2, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $12,620. No warrants were exercised as of May 31, 2011.

On December 16, 2009, the Company agreed to issue “Series R” warrants to certain consultants to purchase 240,000 common shares at $0.68 per share in exchange for consulting services related to technology and product development and legal advisory services. The warrants expire on December 16, 2014. The fair value of the warrants using the Black-Scholes option pricing model amounted to $152,801. No warrants were exercised as of May 31, 2011.

On April 20, 2010, the Company agreed to issue “Series O” warrants to a consultant to purchase 41,000 common shares at $0.77 per share in exchange for consulting services related to capital raising efforts. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $8,414. No warrants were exercised as of May 31, 2011.

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan personal guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The warrants expire on December 15, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $926,900. No warrants were exercised as of May 31, 2011.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The warrants expire on December 15, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $128,736. No warrants were exercised as of May 31, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

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

The components of the Company’s deferred tax asset as of May 31, 2011, are as follows:

Net operating loss carry forward and deductible
temporary differences	$10,891,000
Valuation allowance	(10,891,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $933,000 for the nine months ended May 31, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

10.           PROVISION FOR INCOME TAXES (Continued)

As of May 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $26,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

11.           SUBSEQUENT EVENTS

On June 2, 2011, the Company entered into a promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by June 1, 2012. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

On June 6, 2011, the Company entered into a promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by June 5, 2012. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

On June 28, 2011, the Company entered into a promissory note agreement for $25,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by June 27, 2012. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.25 per share.

On July 6, 2011, the Company issued 4,318,750 shares of common stock in exchange for the conversion of $500,000 in related party advances from an officer and $363,750 of accrued officer compensation.

On July 6, 2011, the Company issued 2,000,000 shares of common stock to two consultants in exchange for business development and sales representative services. The shares were valued at $440,000, which represents the fair market value of the services to be provided on the award date.

On July 12, 2011, the Company entered into a promissory note agreement for $50,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by July 11, 2012. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.25 per share.

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

Our Business.  We design, develop, and sell personal, pet, and vehicle locator devices and services.  We developed the PocketFinder® family of products and the PocketFinder Network™.  The PocketFinder® family of products currently includes PocketFinder® People, PocketFinder® Vehicle, PocketFinder® Pets, PocketFinder® Luggage, PocketFinder® Mobile and VehicleFleetFinder™.  The PocketFinder® is a small location device that enables a user to locate a vehicle, person, pet or other valuable asset at any time from almost anywhere.  PocketFinder® personal locator devices are completely wireless.  Using our recently upgraded website at www.pocketfinder.com, users can monitor the safety and location of family members, pets, automobiles, and other valuable assets using Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies.

The initial pilot run of approximately 350 PocketFinder® devices was completed in March 2011 and market ready demo devices were immediately made available to strategically identified sales channels and distributors. We are currently in negotiations to establish distribution or re-sale agreements with a number of strategic channel members and distributors – including retail outlets. Our website and product packaging has been completely updated and can be viewed on our new website at www.pocketfinder.com. Funds received from Silicon Valley Bank and other key investors enabled us to complete this essential pilot run and place product.  These initial pilot run devices allowed us to identify our big-box launch partner.  All support activities are underway.

In the process of delivering and meeting with strategic partners we also identified the need for a small location device that delivered as much as 30 days of battery life for asset tracking and, more specifically, the shipping of high value parts and/or products.  We delivered the first prototype to a potential high volume customer of this extended battery life device in mid-June for testing purposes. A small number of production units are now being built for review and testing for other asset tracking solutions.

Through our Professional Services Agreement with Loadrack.com, LLC, we developed a new User Interface designed for the trucking and freight monitoring industry.  We assisted LoadRack.com in building a dynamic, real time, internet-based system that will increase the efficiency of moving produce and refrigerated items, ensure the safety of temperature controlled foods during transport, and will increase on-time deliveries of foods and perishable products.  LoadRackTracker (“LRT”) is positioning to be the premier provider of truck and load matching with this industry first real-time asset tracking application.  Their advanced application allows shippers, carriers, and truck brokers to optimize resources and coordination by procuring available trucks and loads while ensuring load integrity across the supply chain.  Accessed via Internet the system allows users to determine load location and status, view zones, monitor load temperatures, facilitate route changes, and effectively manage equipment problems and delays.  This opportunity represents a great way to leverage a vast vertical market by applying the Company’s cutting edge PocketFinder Network™ with its smartphone and hardware applications to enhance the way commerce is moved, contain costs, and facilitate the delivery of goods to stores cheaper, better and faster throughout the United States (“US”).

We have now begun to fulfill the first order for the LRT hardware components and are working with our vendors to prepare for future orders.  We plan to work closely with LRT to grow our potential mutual customer base which will also allow both companies to achieve significant cash flow benefits by filling pent up demand.  Such a “win-win” relationship will also provide the ability for LRT to begin payments toward outstanding bills for custom work delivered.

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

In some measure, due to the dramatic downturn in the economy and the financial markets, we see evidence of market demand for location-based services that will allow family members to keep in touch with one another in an increasingly busy and highly mobile world and for products that allow companies to more efficiently utilize their vehicles and their mobile workforce.  In July 2010, Frost & Sullivan projected growth of location based services (“LBS”) for wireless carriers to be $1.58 billion in 2015.  In their study they stated, “In tandem with smartphone advances, carriers are making their networks and locating capability more accessible to LBS application developers.”  LBT is on the forefront of this movement and working closely to utilize carrier based location information to enhance the in-door performance of the PocketFinder® family of products.

Strategy Analytic’s Nitesh Patel released the “The $10 B Rule: Location, Location, Location” study in May 2011.  Mr. Patel believes that the evolution of location based services has momentum of its own sufficient to further evolve and develop the market to a point where it is projected to be valued at $10B by 2016.  He further states that “Consumers are increasingly demanding services such as search, maps, or navigation, for which location information is either fundamental to or provides greater context, utility and therefore appeal.”

The company is aggressively moving the PocketFinder® family of products web-based features and functionality onto more robust mobile apps to better meet the needs of our highly mobile society.  We are seeing similar demands and requirements in families and in businesses.  By taking advantage of the latest in GPS, GSM, and Internet technology, small and medium sized businesses will be able to more effectively and efficiently manage their mobile assets and key human resources.  Recently, a UK based company utilized our PocketFinder® device for added security while a manager was on site working with a client in Zambia, Africa.  The device provided real-time location information to the firm and to the manager’s family.

The PocketFinder® family of products enhances the ability for families with young children, or families with elder care, to stay connected and to meet the demands of a fast-paced life.  Knowing the whereabouts of family members is a crucial step to coordination and planning.  Several of the pilot units went to families with autistic children with great success and consistent comments of “peace of mind knowing where my child is at any time” being received.

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

We operate with an “outsourced” model of highly selected individuals and organizations that have quick growth capacity to keep pace with our anticipated fast growth.  We have three full-time employees, and as we have concluded the engineering intensive phase of the PocketFinder® for People and Pets we have significantly reduced our use of full and part time contract workers in that area of our business.  We continue to tightly control our overhead and ensure that we have the right resources in place at the right time.   We have a very talented senior management team that brings the right knowledge, skills and abilities to deliver world-class products and services.  Distribution opportunities are being negotiated as we carefully analyze each market opportunity against the cost of entry, potential growth, economic value, and support capability metrics.    We are developing a business model for international market opportunities and are in discussions with wireless carriers and/or distributors in at least eleven countries at this time.  As additional capital is raised we will bring in key personnel to supplement our existing team of contractors and as employees.

Our Personal Locator Services.  We commenced the initial pilot run of approximately 350 demo PocketFinder® devices during the second quarter of 2011.  We began delivery of these market ready devices in early April with the express purpose of generating Purchase Orders from distributors we have been working with for some time.  We will provide end-user customer service and support in the United States through existing, award winning call centers.  We anticipate exploring multiple vertical markets including the following:

•	Parents of young children (primarily 5 to 12 years of age) who seek the peace of mind of being able to know that their children are where they are supposed to be when they are supposed to be there;

•	Families with members who are Autistic or have Down Syndrome, Alzheimer’s, etc.;

•	Elder Care support and applications;

•	Pet care and location capability; and

•	Asset tracking and location capability: cars, trucks, fleet management, luggage, boats, RVs, and other high-valued assets.

 Our Intellectual Property Investment.  We have invested significantly, and continue to invest, in intellectual properties, which consist of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover all aspects of the PocketFinder®, its operating system and user interface.  We have expanded and filed additional claims this fiscal year that cover new aspects of the PocketFinder® People device, its operating system and user interface.  Our intellectual property portfolio includes 26 issued US patents, 16 pending US patents, 6 pending foreign patents, 6 PCT filings, 16 registered trademarks, 1 pending trademark, and 4 Madrid protocol trademark cases.

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

Our Target Markets and Marketing Strategy.  Location Based Technologies provides wireless location based solutions for global positioning products and its proprietary “friendly user interface” software system.  Its PocketFinder® family of products delivers rugged, compact products with real-time location-based information over its proprietary server architecture.  Our products simplify the ability for families to stay connected with one another, for pet owners to know where their pets are on demand, and solutions for asset tracking – such as shipping of high value assets or LoadRackTracker’s trucking solution.  The Company has the ability to provide platform support for the integration of other location-based GPS services within its applications in order to simplify the customers need to locate all location-based devices in one easy tool.

The Company launched PocketFinder® Vehicle, VehicleFleetFinderTM and the LoadRackTracker tracking device and system.  Launch preparation for the PocketFinder® People and PocketFinder® Pets in the United States and in certain parts of Europe are underway or in discussion.  The Company is also working on serveral “white label” marketing opportunities.  In addition, licensing opportunities are being explored on the international front.

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

Our Research and Development.  As funds become available we will invest in ongoing research and development to enhance the size and performance of our existing products as well as to customize products to better fit specific vertical market needs and requirements.  We will continue to work with our manufacturer and several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, Iridium Satellite connectivity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value in the market.  We anticipate ongoing involvement with some level of developmental activities throughout the foreseeable future.

Employees and Outsourced Assistance.  As of July 10, 2011, we have significantly limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Ms. Mejia, our Chief Operating Officer, currently devote 100% of their business time to our operations.  We have identified two to four key employees to be brought in once significant revenues/funds have been secured, with selective and controlled growth commensurate with significant increases in our revenues over time.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced organizations contracted to provide respective services.  The company will remain focused on its core competency of providing location devices and services.

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

RESULTS OF OPERATIONS.

For the nine months ended May 31, 2011 as compared to the nine months ended May 31, 2010.

Revenue.

For the nine months ended May 31, 2011, we generated $9,442 of net revenue from the sale of devices and services for PocketFinder® Vehicle and VehicleFleetFinderTM as compared to $61,738 of net revenue for the nine months ended May 31, 2010, that primarily consisted of consulting revenue from the Professional Services Agreement with LoadRack.com, LLC.  The LoadRack.com, LLC consulting revenues were earned pursuant to a development agreement for the design, construction and implementation of a location tracking system for transportation fleets.

Cost of Revenue.

For the nine months ended May 31, 2011, cost of revenue totaled $21,077 as compared to $146,055 for the nine months ended May 31, 2010.

Operating Expenses.

For the nine months ended May 31, 2011, our total operating expenses were $2,190,302 as compared to total operating expenses of $3,253,494 for the nine months ended May 31, 2010.  Operating costs decreased by approximately $1,063,000 or 33% in 2011 from 2010.  The fluctuation in operating expenses is primarily attributed to the following:

•
A $356,435 increase in professional fees to $1,004,005 for the nine months ended May 31, 2011, as compared to $647,570 for the nine months ended May 31, 2010.  The increase in professional fees is due to an increase in capital raising advisory services necessary to raise additional funds and an increase in sales and  marketing advisory services to assist in securing purchase orders;

•
A $1,128,938 decrease in research and development costs for the nine months ended May 31, 2011, to $124,663 as compared to $1,253,601 for the nine months ended May 31, 2010, as research and development activities significantly decreased due to the lack of funding and due to the Company nearing completion on the development of its devices; and

•	A $285,825 decrease in general and administrative costs for the nine months ended May 31, 2011, to $529,332 as compared to $815,157 for the nine months ended May 31, 2010, due to the lack of funding.

Other Expenses.

For the nine months ended May 31, 2011, we reported other expenses consisting of net interest expense, financing costs, amortization of beneficial conversion feature on convertible notes payable, amortization of deferred financing costs and foreign currency losses totaling $3,063,929 as compared to $2,114,187 for the nine months ended May 31, 2010.  The increase in other expenses is primarily the result of a significant increase in financing costs to obtain additional funding and to extend the repayment terms for existing funding.

Net Loss.

For the nine months ended May 31, 2011, we reported a net loss of $5,266,666 as compared to a net loss of $5,452,798 for the nine months ended May 31, 2010, primarily due to an increase in other expenses that was offset by a decrease in operating expenses as previously discussed.

Liquidity and Capital Resources.

We had cash and cash equivalents of $354,526 as of May 31, 2011, as compared to $267 as of August 31, 2010.  Prepaid expenses and other assets totaled $39,118 as of May 31, 2011, as compared to $0 as of August 31, 2010, and consisted primarily of packaging supplies, prepaid insurance and prepaid rent.  Deferred financing costs totaled $12,167 as of May 31, 2011, as compared to $10,002 as of August 31, 2010, and consisted of unamortized financing costs related to the issuance of common stock in connection with debt issuances or extensions.

As of May 31, 2011, the total of our property and equipment, less accumulated depreciation, was a net value of $13,522, compared to the net value of $33,413 for our property and equipment, less accumulated depreciation, as of August 31, 2010.  There was an impairment adjustment to the net value of the website and database during the year ended August 31, 2010 as the recoverability of this asset was in doubt due to uncertainties related to the poor economy and availability of financing.  The website and database continue to be fully operational and functional.

Other assets consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of security deposits on the Irvine offices and amounted to $64,000 as of May 31, 2011 as compared to $16,159 as of August 31, 2010.  Patents and trademarks, net of amortization, amounted to $1,289,662 as of May 31, 2011, as compared to $1,303,675 as of August 31, 2010.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of May 31, 2011, were $1,772,995 as compared to our total assets as of August 31, 2010, which were $1,363,516.  The increase in our total assets as between the two periods was due primarily to an overall increase in cash, prepaid expenses, deferred financing costs and deposits.

As of May 31, 2011, our accounts payable and accrued expenses, including accrued officer compensation, were $2,971,735 as compared to $3,318,895 as of August 31, 2010.  The decrease in accounts payable and accrued expenses, including accrued officer compensation, is primarily a result of paying down accounts payable from the line of credit proceeds.

There were $909,939 outstanding advances from officers including accrued interest as of May 31, 2011, as compared to $993,832 as of August 31, 2010, reflecting an increase in accrued interest on officer advances of $52,331, offset by net repayments of $136,224.

Notes payable and related accrued interest totaled $236,704 as of May 31, 2011 as compared to $265,487 as of August 31, 2010.  The $185,298 in promissory notes are short term, to be repaid out of potential future permanent financing.

Convertible notes payable and related accrued interest totaled $2,579,521 as of May 31, 2011, as compared to $1,396,539 as of August 31, 2010.  The $2,385,000 in convertible promissory notes are short term, to be repaid out of potential future permanent financing.

The outstanding balance and accrued interest due on the line of credit with Silicon Valley Bank totaled $1,005,597 as of May 31, 2011.  The $1,000,000 outstanding balance is short-term and is to be repaid by January 5, 2012.  The line of credit contains certain financial covenants including minimum levels of accounts receivable and a specific amount of outside financing to be attained by certain dates.  The Company did not meet the financial covenants as they came due and is in discussions with the bank to extend the deadline for these financial covenants.

In 2007, we sold $5,242,000 in convertible notes that were subsequently converted into 5,242,000 shares of common stock.  The notes were sold to accredited investors.  We made these sales in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and similar state exemptions.  Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty due to the fact that we may not have complied with all of the form filings or other notice filing provisions of safe-harbor exemptions for such sales offered by rules promulgated under the Securities Act by the SEC and applicable state laws.  Thus, it is possible that the sale of the convertible notes may have violated the registration requirements of the Securities Act and applicable state laws.  As to those sales, a right of rescission may exist on which the statute of limitations has not run.  The Company performed an analysis under ASC 450-20, Loss Contingencies, and has concluded that the likelihood of a right of rescission being successfully enforced on the convertible note sales is remote.

We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in revenue and cost of revenue upon launching our products into the market, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Cash Requirements.

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder® family of products for retail distribution.  Since our inception, we have generated significant losses.  As of May 31, 2011 we had an accumulated deficit of $34,095,591 and we expect to incur continual losses until sometime in calendar year 2012.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of May 31, 2011, we had $354,526 in cash and cash-equivalents.  During the nine months ended May 31, 2011, we received loans totaling $3,438,298 to fund operations.  Over the next several quarters we expect to invest significant amounts of funds (in addition to cooperative advertising costs of approximately five percent which costs are included in the cost of goods sold) to develop our sales, marketing and manufacturing programs associated with the commercialization and launch of the PocketFinder® family of products.  We expect to fund additional inventory and any necessary general overhead requirements through capital raised through the sale of debt or equity securities although there is no assurance that we will be successful in that regard.

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

Product Research and Development

Production ready units are now available.  We plan to continue to develop new product enhancements while we deliver the initial market launch of the PocketFinder® People and PocketFinder® Pets devices in 2011.    We anticipate that we will be prepared to begin delivery of product to retailers in 2011 although there can be no assurance that we will meet that targeted time period.

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

Off-Balance Sheet Arrangements

As of May 31, 2011, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2011, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department, and a limited corporate governance structure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the nine months ended May 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 5, 2011, Gemini Master Fund, Ltd., filed a complaint against Location Based Technologies for non-payment of outstanding loans.  On June 8, 2011 Location Based Technologies filed a Cross-Complaint against Gemini Master Fund, Ltd. for monetary damages.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On April 21, 2011, the Company issued 500,000 shares of common stock in exchange for business development and capital raising advisory services. The shares were valued at $80,000, which represents the fair market value of the services provided on the award date.

On April 21, 2011, the Company issued 321,429 shares of common stock in exchange for business development and sales representative services. The shares were valued at $45,000, which represents the fair market value of the services to be provided on the award date.

On April 21, 2011, the Company issued 500,000 shares of common stock in connection with two Letter of Intent for Employment Agreements. The shares were valued at $85,000, which represents the fair market value of note payable extension costs on the award date.

On April 21, 2011, the Company issued 50,000 shares of common stock in exchange for accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the services provided on the award date.

On May 16, 2011, the Company issued 20,000 shares of common stock in exchange for sales advisory services. The shares were valued at $3,200, which represents the fair market value of the services to be provided on the award date.

On May 16, 2011, the Company issued 250,000 shares of common stock in exchange for business development and capital raising advisory services. The shares were valued at $40,000, which represents the fair market value of the services provided on the award date.

On July 6, 2011, the Company issued 2,000,000 shares of common stock in exchange for business development and sales representative services. The shares were valued at $440,000, which represents the fair market value of the services to be provided on the award date.

Common Stock Issuances in Connection with Conversions of Debt, Promissory Notes, Promissory Note Extensions and Promissory Note Defaults

On May 26, 2011, the Company issued 100,000 shares of common stock in connection with a note payable extension. The shares were valued at $19,000, which represents the fair market value of note payable extension costs on the award date.

On July 6, 2011, the Company issued 4,318,750 shares of common stock in exchange for the conversion of $863,750 in related party advances from an officer and accrued officer compensation.

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

On July 21, 2010, the Company entered into a promissory note agreement for $35,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by September 21, 2010. The note bears interest at 10% per annum and may be repaid at any time before the repayment date, in part or in full, without penalty.  The Second Extension due date of March 31, 2011 was not extended further, and therefore, the Company is in default in the payment of the $35,000 principal balance and unpaid accrued interest.

On January 5, 2011, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit expiring January 5, 2012.  In connection with the credit line, the Company is required to maintain certain financial covenants.  The Company is not in compliance with the financial covenants, and therefore, is in covenant default.

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

ITEM 6.  EXHIBITS
Exhibit No.*	Document Description

3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (1)
3.1A	Amended Articles of Incorporation, dated October 20, 2008. (15)
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (2)
10.1	Executive Employment Agreement between the Company and David Morse, dated October 11, 2007. (3)
10.2	Executive Employment Agreement between the Company and Joseph Scalisi, dated October 11, 2007. (3)
10.3	Executive Employment Agreement between the Company and Desiree Mejia, dated October 11, 2007. (3)
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse, dated August 30, 2007 (obligation assumed by the Company). (3)
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi, dated August 30, 2007 (obligation assumed by the Company). (3)
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia, dated August 30, 2007 (obligation assumed by the Company). (3)
10.7	Series A Warrant Agreement between the Company and Northstar Investments, Inc., dated August 15, 2007. (3)
10.8	Series B Warrant Agreement between the Company and Northstar Investments, Inc., dated August 15, 2007. (3)
10.9	Finder’s Fee Agreement between PocketFinder, LLC and Northstar Investments, Inc., dated March 9, 2007 (obligation assumed by the Company). (3)
10.1	Consulting Agreement between PocketFinder, LLC and Northstar Investments, Inc., dated July 16, 2007 (obligation assumed by the Company). (3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp., adopted September 10, 2007 (obligation assumed by the Company). (3)
10.12	Product Design Agreement between Location Based Technologies, Corp. and Aero Technology UK, Ltd., dated May 1, 2007 (obligation assumed by the Company). (3)
10.13	PocketFinder Branding and Website – Control Agreement between PocketFinder, LLC and Coregenic LLC, dated September 20, 2006 (obligation assumed by the Company). (3)
10.14	Coregenic Professional Services Contract, between PocketFinder, LLC and Coregenic LLC, dated September 27, 2006 (obligation assumed by the Company). (3)
10.15	Consulting Agreement between Location Based Technologies, Corp. and Michael Beydler, dated October 3, 2006 (obligation assumed by the Company). (3)
10.16	Consulting Agreement between Location Based Technologies, Corp. and Roger Anderson, dated July 10, 2006 (obligation assumed by the Company). (3)
10.17	Loan Promissory Note in the amount of $900,000 with PocketFinder, Inc. as maker and David Morse as payee, dated November 28, 2005 (obligation assumed by the Company). (3)
10.18
M2M Telecommunications Services Agreement (portions of Attachment D to this Exhibit 99.1 have been omitted pursuant to a request for confidential treatment which has been approved by the Commission). (4)

10.19	Consulting Agreement between the Company and Brooks Secrest, dated December 10, 2007. (13)
10.2	Consulting and Sales Representative Agreement between the Company and WhizBiz, LLC, dated January 2, 2008. (13)
10.21	Consulting Agreement between the Company and Tina Florance, CPA, dated January 2, 2008. (13)
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”), dated February 27, 2008. (6)
10.23	Technology License and Distribution Agreement between the Company and NXP, dated February 27, 2008. (7)
10.24	Platform Development Agreement between the Company and NXP, dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the Company and NXP, dated February 27, 2008. (9)
10.26	Call Center Services Contract between the Company and 24/7 INtouch, dated September 25, 2007. (14)

10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc., dated May 30, 2008. (10)
10.28	Business Development Consulting Agreement between the Company and The Scigliano Group, dated March 1, 2008. (14)
10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr., dated August 15, 2008. (15)
10.3	Loan Promissory Note Agreement for $950,000 between the Company and Joseph Scalisi, dated September 3, 2008. (11)
10.31	Consulting Services Agreement between the Company and Michael Dautermann, dated October 16, 2008. (15)
10.32	Consent of Independent Registered Accounting Firm (15)
10.33	Loan Promissory Note Agreement for $625,000 between the Company and Gemini Master Fund, Ltd., dated November 18, 2008. (16)
10.34	Loan Promissory Note Agreement for $300,000 between the Company and Steve Finley, dated December 24, 2008. (16)
10.35	Loan Promissory Note Agreement for $350,000 between the Company and Joseph Scalisi, dated January 26, 2009. (16)
10.36	Professional Services Agreement between the Company and LoadRack, LLC, dated January 28, 2009. (16)
10.37	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated January 30, 2009. (16)
10.38	Endorsement Agreement between the Company and John Riegger, dated February 12, 2009. (16)
10.39	Senior Secured Promissory Note Agreement for $100,000 between the Company and Gemini Master Fund, Ltd., dated May 7, 2009. (17)
10.4	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd., dated May 7, 2009. (17)
10.41	Stock Purchase Agreement between the Company and Aaron Taylor, dated May 15, 2009. (18)
10.42	Stock Purchase Agreement between the Company and ORI Services Corp., dated May 27, 2009. (19)
10.43	Promissory Note Agreement for $100,000 between the Company and Netgain Financial, Inc., dated May 27, 2009. (19)
10.44	Stock Purchase Agreement between the Company and Michael Flanagan, dated June 5, 2009. (20)
10.45	Settlement Agreement and Release between the Company and the Redwood Parties. (20)
10.46	Senior Convertible Promissory Note Agreement for $250,000 between the Company and David Nagelberg, dated July 24, 2009. (21)
10.47	Stock Purchase Agreement between the Company and Affinitas Corporation, dated July 31, 2009. (21)
10.48	Extension Agreement between the Company and Gemini Master Fund, Ltd., dated August 20, 2009. (22)
10.49	Stock Purchase Agreement between the Company and David M. Morse, Jr., dated September 14, 2009. (23)
10.5	Stock Purchase Agreement between the Company and Robin Babcock, dated September 15, 2009. (23)
10.51	Consulting Agreement between the Company and Tina Florance, CPA, dated May 1, 2009. (24)
10.52	Promissory Note Agreement for $300,000 between the Company and Alder Capital Partners I, L.P., dated July 6, 2009. (25)
10.53	Executive Employment Agreement between the Company and Rod Egdorf, dated July 3, 2009.
10.54	Assistance Services Agreement between the Company and u-blox America, Inc., dated July 7, 2009.
10.55	Sublease Agreement between the Company and California Avocado Commission dated October 26, 2009. (26)
10.56	Stock Purchase Agreement between the Company and Allen Simon dated November 2, 2009. (26)
10.57	Master Services Agreement between the Company and Affinitas Corporation dated November 30, 2009. (29)
10.58	Support Services Agreement between the Company and Spectrum Design Solutions, Inc. dated December 15, 2009. (29)
10.59	Statement of Work and Terms and Conditions for Time and Materials Project between the Company and Spectrum Design Solutions, Inc. dated January 15, 2010. (29)
10.6	Consulting Agreement between the Company and Vistal Capital Corp. dated February 1, 2010. (29)
10.61	Amended and Restated Convertible Promissory Note Agreement between the Company and Alder Capital Partners I, L.P. dated March 19, 2010. (27)

10.62	Extension Agreement between the Company and Steve Finley dated March 24, 2010. (30)
10.63	Consulting Services Agreement between the Company and Netgain Financial, Inc. dated April 29, 2010. (30)
10.64	Promissory Note Agreement between the Company and Rotary Partners LLC dated May 19, 2010. (30)
10.65	Promissory Note Agreement between the Company and Joseph Gallagi dated June 2, 2010. (30)
10.66	Consulting and Representative Services Agreement between the Company and SimCar Holdings, Inc. dated June 4, 2010. (30)
10.67	Consulting and Representative Services Agreement between the Company and Kay Strategies, Inc. dated June 14, 2010. (30)
10.68	Promissory Note Agreement between the Company and Jeffrey Motske dated June 14, 2010. (30)
10.69	Financial Advisory Agreement between the Company and ALTA Investments, LLC dated June 15, 2010. (30)
10.7	Patent Sale Agreement between the Company and Netgain Financial, Inc. dated June 28, 2010. (30)
10.71	Promissory Note Agreement between the Company and Robert Freedman dated July 2, 2010. (30)
10.72	Promissory Note Agreement between the Company and Michael Glazer dated July 21, 2010. (31)
10.73	Promissory Note Agreement between the Company and David Caspers dated August 27, 2010. (31)
10.74	Promissory Note Agreement between the Company and Jorge Pavez dated November 2, 2010. (31)
10.75	Promissory Note Agreement between the Company and Robert Wheat dated November 5, 2010. (31)
10.76	Promissory Note Agreement between the Company and David Caspers dated November 8, 2010. (31)
10.77	Promissory Note Agreement between the Company and Greggory Haugen dated November 11, 2010. (32)
10.78	Promissory Note Agreement between the Company and Greggory Haugen dated November 16, 2010. (32)
10.79	Promissory Note Agreement between the Company and Greggory Haugen dated December 1, 2010. (32)
10.8	Financing Agreement between the Company and Greggory Haugen dated December 1, 2010. (32)
10.81	Loan and Security Agreement between the Company and Silicon Valley Bank dated January 5, 2011. (32)
10.82	Consulting Agreement between the Company and Vision Advisors dated February 1, 2011. (33)
10.83	Extension Agreement between the Company and Robert Wheat dated February 5, 2011. (33)
10.84	Promissory Note Agreement between the Company and Adam Marcotte dated February 10, 2011. (33)
10.85	Extension Agreement between the Company and Greggory Haugen dated February 17, 2011. (33)
10.86	Promissory Note Agreement between the Company and Rolf Haugen dated February 18, 2011. (33)
10.87	Promissory Note Agreement between the Company and Richard Chenitz dated February 28, 2011. (33)
10.88	Extension Agreement between the Company and Jeffrey Motske dated March 1, 2011. (33)
10.89	Promissory Note Agreement between the Company and Darrel Hanna dated March 2, 2011. (33)
10.9	Extension Agreement between the Company and Rotary Partners LLC dated March 1, 2011. (33)
10.91	Promissory Note Agreement between the Company and Wes Schiffler dated March 4, 2011. (33)
10.92	Extension Agreement between the Company and Michael Glazer dated March 19, 2011. (33)
10.93	Promissory Note Agreement between the Company and Jeff Leu dated March 24, 2011. (33)
10.94	Promissory Note Agreement between the Company and Greggory Haugen dated March 24, 2011. (33)
10.95	Promissory Note Agreement between the Company and Jeff Leu dated April 18, 2011.
10.96	Lease Agreement between the Company and The Irvine Company dated May 11, 2011. (34)
10.97	Promissory Note Agreement between the Company and Greggory Haugen dated May 26, 2011.
10.98	Promissory Note Agreement between the Company and Jeff Leu dated June 2, 2011.
10.99	Promissory Note Agreement between the Company and Greggory Haugen dated June 6, 2011.
11.00	Promissory Note Agreement between the Company and Ronny Rusli dated June 28, 2011.
11.01	Commercial Agreement between the Company and Radiomóvil DIPSA, S.A. de C.V. Telcel dated June 28, 2011 (Spanish). (35)
11.02	Commercial Agreement between the Company and Radiomóvil DIPSA, S.A. de C.V. Telcel dated June 28, 2011 (English Translation). (35)
11.03	Consulting & Representative Services Agreement between the Company and I S Consulting, Inc. dated July 1, 2011.
11.04	Consulting & Representative Services Agreement between the Company and IntroSell Network LLC dated July 1, 2011.
11.05	Promissory Note Agreement between the Company and Jeff Parker dated July 12, 2011.
14.1	Code of Business Conduct and Ethics Policy (3)
21.1	Subsidiary of the Registrant Location Based Technologies, Ltd. ( an England and Wales private limited company)
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer

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
(10) (11) (12) (13) (14) (15)
Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008.
Filed as Exhibit 99.1 to registrants’ Current Report on Form 8-K filed with the SEC on September 12, 2008.
Filed as Exhibit 3.01 to registrants’ Current Report on Form 8-K filed with the SEC on October 22, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008.
Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008.

(16)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2009.
(17)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
(18)	Filed as like-numbered exhibit to registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2009.
(19)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2009.
(20)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.
(21)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.
(22)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009.
(23)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2009.
(24)	Filed as Exhibit 10.44 to registrant’s Form 10-Q filed with the SEC on July 14, 2009.
(25)	Filed as Exhibit 10.45 to registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2009.
(26)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on November 30, 2009.
(27)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(28)	Filed as Exhibit 3.01 to registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010.
(29)	Filed as like-numbered exhibits to registrant's Form 10-Q filed with the SEC on April 19, 2010.
(30)	Filed as like-numbered exhibits to registrant's Form 10-Q filed with the SEC on July 20, 2010.
(31)	Filed as like-numbered exhibits to registrant's Form 10-K filed with the SEC on December 14, 2010.
(32)	Filed as like-numbered exhibits to registrant's Form 10-Q filed with the SEC on January 14, 2011.
(33)	Filed as like-numbered exhibits to registrant's Form 10-Q filed with the SEC on April 14, 2011.
(34)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2011.
(35)	Filed as like-numbered exhibits to registrant's Current Report on Form 8-K filed with the SEC on July 6, 2011.
*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.
Dated: July 13, 2011	By:	/s/ David M. Morse
David M. Morse Co- President and Chief Executive Officer

Dated: July 13, 2011	By:	/s/ Desiree Mejia
Desiree Mejia Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer