Form 10-K
period 2011-08-31
Location Based Technologies, Inc.
filed 2011-11-29
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission File Number 333-139395

LOCATION BASED TECHNOLOGIES, INC.
(Name of registrant as specified in its charter)

Nevada	20-4854758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

49 Discovery, Ste. 260, Irvine, California 92618
(Address of principal executive offices)

888-600-1044
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter (February 28, 2011) was $10,723,792.  This value is estimated solely for purposes of this cover page.

As of November 15, 2011, there were 191,570,055 shares of registrant’s common stock outstanding.

PART I

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements of our intentions, hopes, beliefs, expectations, strategies, and predictions with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are usually identified by the use of words such as “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “should,” “could,” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Part I, Item 1A. “Risk Factors” and other sections of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, express or implied by these forward-looking statements.

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

ITEM 1. BUSINESS

Overview.  We were incorporated under the laws of the State of Nevada in April 2006 as Springbank Resources, Inc. (“SRI”).  SRI was formed to engage in the exploration and development of oil and gas, and by 2007 had disposed of all of its assets and satisfied its liabilities.  In October 2007, SRI acquired all of the outstanding stock of Location Based Technologies, Corp. (“Old LBT”), following which SRI merged Old LBT into itself and, in the process, SRI’s name was changed to Location Based Technologies, Inc.  Old LBT was incorporated in September 2005 by David Morse, Joseph Scalisi and Desiree Mejia, who became our officers and directors, in order to develop the PocketFinder personal locators.

Our principal executive offices are located at 49 Discovery, Suite 260, Irvine, California 92618, and our telephone number is 888-600-1044.

Our shares of common stock are currently traded in the over-the-counter market and our stock price is reported on the OTC Bulletin Board under the symbol “LBAS.”

Unless otherwise stated, all references to “we,” “us,” “our,” the “company” and similar designations refer to Location Based Technologies, Inc.

Location Based Technologies®, PocketFinder® and PocketFinder Pets® are registered trademarks, and PocketFinder Network™, PocketFinder People™, PocketFinder Vehicle™, PocketFinder Luggage™, PocketFinder Mobile™ and VehicleFleetFinder™ are trademarks, of the company.  With respect to this report, we reserve all rights to the foregoing trademarks regardless of whether they carry the “®” or “™” designation.

Our Business.  We design, develop, and sell leading-edge personal locator devices and services. Our devices utilize Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies in conjunction with our patented, proprietary hardware and software to allow users to locate their devices in real time.  Our flagship product, the PocketFinder, is a small, completely wireless, location device that enables users to locate a person, pet, vehicle or other valuable item at any time from almost anywhere.  The device location can be obtained by logging on to our website (www.pocketfinder.com) or by using the PocketFinder smartphone or iPad App.  The PocketFinder can also push real time location information to users via email or SMS Text Message.

In addition to the PocketFinder, we also developed several other related products which include: PocketFinder People, PocketFinder Pets, PocketFinder Vehicles, PocketFinder Mobile, PocketFinder XL and VehicleFleetFinder.  These products are all based on the PocketFinder technology and can be utilized to access vertical markets.

In early October 2011, we announced that PocketFinder devices would be available for purchase throughout the U.S. and Canada exclusively at Apple Retail Stores, the Online Apple Store and our website. We also announced that the PocketFinder Vehicle would be available for purchase throughout the U.S. and Canada exclusively at the Online Apple Store and on our website.

Later in October 2011, we delivered the first run of 10,000 PocketFinder devices and 1,000 PocketFinder Vehicle devices to Apple’s distributor.  Shortly thereafter, online sales of the PocketFinder and PocketFinder Vehicle began followed by retail sales.  We are currently in the process of manufacturing an additional 40,000 PocketFinder devices with the intent to sell them to Apple, however, we have yet to receive a purchase order for these devices.

We have also released new and robust Apps for the iPhone and iPad.  These Apps will allow users to maximize the functionality and benefits of their PocketFinder devices.  The new iPhone and the native iPad Apps are free downloads and available through the iTune Store.  They deliver the ability to set up and manage PocketFinder devices while the user is on the go throughout the day or night and from virtually anywhere in the world that the user’s phone has connectivity.  Android, BlackBerry, and Windows Mobile Professional 6.0 Operating Systems are able to access the existing www.pocketfinder.com website to manage and set up accounts.  We are currently updating our SmartPhone Apps that turn a GPS enabled SmartPhone into a “PocketFinder” like device so that its location is visible to other members in a user’s account without the necessity of buying additional PocketFinder devices.  These GPS mobile applications interact with our easy to use web-based interface from any telecom GSM or Code Division Multiple Access (“CDMA”) network.

In response to specific customer demand for a small location device that delivered as much as 30 days of battery life for asset tracking and, more specifically, the shipping of high value parts and/or products, we developed PocketFinder XL, an extended battery life product.  We are currently manufacturing the initial pilot run of 100 PocketFinder XL devices, which we anticipate delivering to select companies and governmental organizations before year end.  These devices will be submitted to potential customers for review and testing in order to generate purchase orders.

Through our Professional Services Agreement with Loadrack.com, LLC, we developed a new User Interface designed for the trucking and freight monitoring industry.  We assisted LoadRack.com in building a dynamic, real time, Internet-based system that will increase the efficiency of moving produce and refrigerated items, ensure the safety of temperature controlled foods during transport, and increase on-time deliveries of foods and perishable products.  LoadRackTracker (“LRT”) is positioning to be the premier provider of truck and load matching with this industry first real-time asset tracking application.  Their advanced application allows shippers, carriers, and truck brokers to optimize resources and coordination by procuring available trucks and loads while ensuring load integrity across the supply chain.  Accessed via the Internet, the system allows users to determine load location and status, view zones, monitor load temperatures, facilitate route changes, and effectively manage equipment problems and delays.  This opportunity represents a way to leverage a vast vertical market by applying the company’s cutting edge PocketFinder Network with its smartphone and hardware applications to enhance the way commerce is moved, contain costs, and facilitate the delivery of goods to stores cheaper, better and faster throughout the United States.

We have delivered and are installing LRT hardware components and are working with our vendors to prepare for anticipated increased volume follow-on orders.  We plan to work closely with LRT to grow their customer base which will also allow both companies to achieve significant cash flow benefits.  We expect to have accelerated demand for LRT units in early 2012.

Our associated VehicleFleetFinder devices use similar advanced technology to help businesses optimize their mobile resources (vehicles, equipment, sales forces, etc.) by providing location, direction, speed and other information that enables enhanced coordination and leveraging of assets. For businesses that employ this technology they will be able to know “where” key resources (people or assets) are located at a glance so that they will then be able to answer a customer’s question of “when.”  Strategic sales partnerships for this market segment are being sought at this time.

In some measure, due to the dramatic downturn in the economy, we see evidence of market demand for location-based services that allow business that are seeking tighter cost controls to better manage key assets and families, who are more mobile than ever, access to a solution that helps them to keep in touch with one another in an increasingly busy and highly mobile world.  In July 2010, Frost & Sullivan projected growth of location based services (“LBS”) for wireless carriers to be $1.58 billion in 2015.  In their study they stated, “In tandem with smartphone advances, carriers are making their networks and locating capability more accessible to LBS application developers.”  We are in the forefront of this movement and working closely to utilize carrier based location information to enhance the in-door performance of the PocketFinder family of products.

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

We are aggressively moving the PocketFinder family of products web-based features and functionality onto more robust mobile platforms to better meet the needs of our highly mobile society.  We are seeing similar demands and requirements in families and in businesses.  By taking advantage of the latest in GPS, GSM, and Internet technology, small and medium sized businesses will be able to more effectively and efficiently manage their mobile assets and key human resources.  Global applications include: a U.K. based company using the PocketFinder device for added security while a manager was on site working with a client in Zambia, Africa; people traveling from Cape town, Africa to Jerusalem raising funds for Ride4Amagara; and a team of people who carried the PocketFinder with them as they climbed and summited Mount Kilimanjaro.  The device provided real-time location information along with a historical record of their travels.

In addition, vertical applications may include: outdoor and extreme sports enthusiasts, parents, adult children of the elderly, elder care providers of patients with Alzheimer’s and dementia, special needs providers for those with disabilities, pet owners, and for the tracking and recovery of valuable property and luggage while traveling.  Our device is fifty millimeters in diameter or about 2 inches.  It fits easily into a child’s pocket, into a backpack, or onto a belt.  The PocketFinder People and PocketFinder Pets devices will come with a form-fitting silicone pouch that can easily slide onto a belt or a pet’s collar.

We continue to tightly control our overhead and ensure that we have the right resources in place at the right time.   We have a very talented senior management team that brings the right knowledge, skills and abilities to deliver world-class products and services.  Distribution opportunities are being negotiated as we carefully analyze each market opportunity against the cost of entry, potential growth, economic value, and support capability metrics.   We are developing a business model for international market opportunities and are in discussions with wireless carriers and/or distributors in multiple countries at this time.  Key personnel have been brought in as independent contractors to supplement our existing team with customer, sales and business development skills.

Our Personal Locator Services. Our products are currently being sold through the Online Apple Store, Apple Retail Stores and our website.  We provide customer service and support in the United States through existing, award winning call centers owned by Affinitas.  In the consumer market we are seeing multiple vertical market segments including the following:

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

Our Intellectual Property Investment.  We have invested significantly, and continue to invest, in intellectual property, which consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover all aspects of the PocketFinder, its operating system and user interface.  We have expanded and filed additional claims this fiscal year that cover new aspects of the PocketFinder People device, its operating system and user interface.  Our intellectual property portfolio includes 27 issued US patents, 11 pending US patents, 7 pending foreign patents, 6 PCT filings, 17 registered trademarks and 4 Madrid protocol trademark cases.

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

Our Target Markets and Marketing Strategy.  We provide wireless location based solutions for global positioning products and its proprietary “friendly user interface” software system.  Our PocketFinder family of products delivers rugged, compact products with real-time location-based information over its proprietary server architecture.  Our products optimize the way families stay connected with one another, for pet owners to know where their pets are on demand, and provide solutions for asset tracking – such as shipping of high value assets or LoadRackTracker’s trucking solution.  We have the ability to provide platform support for the integration of other location-based GPS services within our applications in order to simplify the customers need to locate all location-based devices in one easy tool.

We recently launched the PocketFinder and PocketFinder Vehicle in the United States and in Canada through the Apple Online Store and Apple Retail Stores. We anticipate that the PocketFinder Pets will be available for purchase on our website sometime in the first quarter of 2012. We are also working on several “white label” marketing opportunities.  In addition, licensing opportunities are being explored on the international front.

Our marketing initiatives will include:

•	Licensing opportunities for the products in international areas or regions;
•	Self branded or “white label” opportunities for niche market or vertical market sales;
•	Affinity group marketing and outreach opportunities;
•	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters; and
•	Retail distribution initiatives.

Our Revenue Sources.  We expect our revenues to be derived from the following sources:

•	Potential licensing fees;
•	Organizations that will self-brand the PocketFinder for specialized niche markets (“white label”);
•	Personal Locator device sales to retailers;
•	Personal Locator device sales through affinity groups and through our website;
•	Personal Locator device accessory sales; and
•	Monthly recurring service fees.

Our Growth Strategy.  Our objective is to become a premier provider of personal and asset location services in the Location Based Services market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for their children, their pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

•	A mass market retail price of under $150.00 for Personal Location devices (customized trucking solutions with additional features and capabilities will be sold at a higher cost);
•	A basic monthly service fee in the U.S. for Personal Locator devices of $12.95 with multiple convenient access points (Smartphone or via the Internet);
•	Ease of use at the location interface point as well as with the device; and
•	Rugged design that meets the rigors of an active child or pet.

Our Competition.  Personal location and property tracking devices are beginning to significantly penetrate the marketplace.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of such devices is recognized and mass market adoption begins.

Our competitors include, but are not limited to: Geospatial Platform Providers, Application Developers, Zoombak, Garmin’s GTU-10, Little Buddy, Lo-Jack, and SpotLight.  These competitors may be better financed, or have greater marketing and scientific resources than we do.

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

Government Regulation.  We are subject to federal, state and local laws and regulations applied to businesses generally as well as Federal Communications Commission, Internationale Canada (“IC”) and CE (European Economic Area) wireless device regulations and controls.  We believe that we are in conformity with all applicable laws in all relevant jurisdictions.  We do not believe that we are subject to any environmental laws and regulations of the United States and the states in which we operate.

Our Research and Development.  As cash flows become available we will continue to invest in ongoing research and development to enhance the size and performance of our existing products as well as to customize products to better fit specific vertical market needs and requirements.  We will continue to work with our manufacturer and several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, Iridium Satellite connectivity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value in the market.  We anticipate ongoing involvement with some level of developmental activity throughout the foreseeable future.

Employees and Outsourced Assistance.  We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Mrs. Mejia, our Chief Operating Officer, and Mr. Gregory Gaines, our Chief Marketing and Sales Officer, currently devote 100% of their business time to our operations.  We have added four key contractors with customer service, business development, and sales leadership experience.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced organizations contracted to provide respective services.  The company will remain focused on our core competency of providing location devices and services.

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

ITEM 1A. RISK FACTORS

Investing in our common stock is highly speculative and involves a high degree of risk.  Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock.  The risks described below are those we currently believe may materially affect us.  If any of them occur, our business, financial condition, operating results or cash flows could be materially and adversely affected.  As a result, the trading price for our stock could decline, and you might lose all or part of your investment.

Risks Related to Our Business

We have had operating losses since formation and expect to incur net losses for the near term.

We reported a net loss of $8,222,705 for the fiscal year ended August 31, 2011, and a net loss of $9,062,939 for the fiscal year ended August 31, 2010.  We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

We may not be successful in developing our new products and services.

We are a technology and telecommunications company whose purpose is to develop, market and provide new wireless communications products and systems which combine the features of pocket pagers with cellular telephones.  The market for telecommunications products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards.  These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce continually new and innovative products and services.  Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products.

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

In addition, new or enhanced products and services introduced by us may contain undetected errors that require significant design modifications.  This could result in a loss of customer confidence which could adversely affect the use of our products, which in turn could have a material adverse effect upon our business, results of operations or financial condition.  If we are unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially and adversely affected.

We have no experience or history of operations or earnings.

We are wholly dependent on our ability to market and sell our products and services for future earnings.  The continued development of our products and services involves significant risks, which a combination of experience, knowledge and careful evaluation may not be able to overcome.  There can be no assurance that unanticipated problems will not occur which would result in material delays in our continued product development or that our efforts will result in successful product commercialization.  An investment in our common stock is highly speculative and no assurance can be given that the stockholders will realize any return on their investment or that they will not lose their entire investment.

Our future financial results are uncertain and we can expect fluctuations in revenue.

We have not been able to fully launch our marketing plan and have achieved light sales of our vehicle units.  We rely heavily on retail organizations, affinity groups and telecommunications carriers to sell our products.  If any of these relationships change or are disrupted, we could lose a significant portion of our anticipated revenues.

Our results of operations may vary from period to period because of a variety of factors, including our R&D costs, our introduction of new products and services, cost increases from third-party service providers or product manufacturers, production interruptions, the availability of industry service providers, changes in marketing and sales expenditures, acceptance of our websites, competitive pricing pressures, the interest in PocketFinder and general economic and industry conditions that affect customer demand and preferences.

As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing, promotional and development expenses, unforeseen negative publicity, competition, product liability and lack of operating experience.  Many of the risks may be unforeseeable or beyond our control.  There can be no assurance that we will successfully implement our business plan in a timely or effective manner, or generate sufficient interest in the PocketFinder products or services, or that we will be able to market and sell enough products and services to generate sufficient revenues to continue as a going concern.

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

In addition to the uncertainty as to our ability to generate revenues from foreign operations, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy or difficulty in enforcing intellectual property rights, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of our international operations.  There can be no assurance that one or more of such factors will not have a material adverse effect on our potential future international operations and, consequently, on our business, operating results and financial condition.

Because of the global nature of the telecommunications business, it is possible that, although transmissions by us originate primarily in the State of California, the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws.  There can be no assurance that violations of local laws will not be alleged or changed by state or foreign governments, that we might not unintentionally violate such laws, or that such laws will not be modified, or new laws enacted, in the future.  Any of the foregoing developments could have a material adverse effect on our business, results of operations and financial condition.

We may have substantial future cash requirements but no assured financing source to meet such requirements.

In the audit report on our financial statements for our fiscal years ended August 31, 2011 and 2010, our auditors stated that our recurring losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We will continue our research and development activities which require working capital.  To date, we have received minimal revenues from sales of our products or services.  Our continuing research and development activities will require a commitment of substantial additional funds.  Our future capital requirements will depend on many factors, including continued progress in our research and development programs, the magnitude of these programs, the time and costs involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing research relationships, establishing collaborative arrangements, and the cost of finalizing licensing agreements to produce licensing revenues.

We do not know whether additional financing will be available when needed, or on terms favorable to us or our stockholders – particularly in light of current economic conditions and the availability of credit and other sources of capital.  We may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

We are dependent upon various consultants for one or more significant services required for PocketFinder products, which services will be provided to our business pursuant to agreements with such providers.  Inasmuch as the capacity for certain services by certain consultants may be limited, our inability, for economic or other reasons, to continue to receive services from existing providers in a timely manner or to obtain similar products or services from additional providers in a timely manner could have a material adverse effect on our business.

We do not have manufacturing capability.  To meet our product cost goals, we will rely on Jabil Circuits to produce our product.  Any problems experienced by such supplier could negatively affect our operations.

We have entered a contractual agreement with Jabil Circuits, a leading manufacturer of mobile electronic devices, for manufacturing support.  If product volume requires, we expect to be able to use additional Jabil facilities for the production of the PocketFinder devices.  Any significant problem in this company or its suppliers could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative source of supply.  Any delay or interruption would likely lead to a delay or interruption in production and could negatively affect our operations.  Changes in purchasing patterns may affect revenue timing, production schedules, inventory costs, inventory practices and new product development and introduction.

If product liability lawsuits are successfully brought against us, we may incur substantial damages and demand for the potential products may be eliminated or reduced.

Faulty operation of our PocketFinder device could result in product liability claims.  Regardless of their merit or eventual outcome, product liability claims may result in:

•	decreased demand for the PocketFinder devices or withdrawal from the market;
•	injury to our reputation and significant media attention;
•	costs of litigation; and
•	substantial monetary awards to plaintiffs.

We have arranged to procure product liability insurance in the amount of $5,000,000 at launch.  Although this meets retailer requirements for product liability coverage, this coverage may not be sufficient to fully protect us against product liability claims.  We intend to expand our product liability insurance coverage as sales of our products expand.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products and expose us to liability in excess of our coverage.

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

Another risk regarding our ability to exclude competitors is that our issued patents or pending applications could be lost or narrowed if competitors with overlapping technologies provoke an interference proceeding (determination of first to invent) at the USPTO.  The defense and prosecution of interference proceedings are costly and time-consuming to pursue, and their outcome is uncertain.  Similarly, a third party may challenge the validity of one or more of our issued patents by presenting evidence of prior publications to the USPTO and requesting reexamination of such patents.  Thus, even if we are able to obtain patents that cover commercially significant innovations, one or more of our patents may be lost or substantially narrowed by the USPTO through an interference or reexamination proceeding.  Consequently, we may not be able to exclude our competitors from using our technologies.

Third party patents, or extensions of third party patents beyond their normal expiration dates, could prevent us from making, using or selling our preferred products and processes, or require us to take licenses or to defend against claims of patent infringement.

We may have a limited opportunity to operate freely.  Our commercial success will depend in part on our freedom to make, use and sell our products.  If third party patents have claims that cover any of these products, then we will not be free to operate as described in our business plan, without invalidating or obtaining licenses to such patents.  We may not be successful in identifying and invalidating prior claims of invention.  Similarly, a license may be unavailable or prohibitively expensive. In either case, we may have to redesign our products.  Such redesign efforts may take significant time and money and may fail to yield commercially feasible options.  If we are unable to develop products or processes that lie outside the scope of the third party’s patent claims, and we continue to operate, then we may be faced with claims of patent infringement, wherein the third party may seek to enjoin us from continuing to operate within our claim scope and seek monetary compensation for commercial damages resulting from our infringing activity.

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

We may rely on certain proprietary technologies, trade secrets and know-how that are not patentable.  Although we may take steps to protect our unpatented trade secrets, technology and proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that (i) these agreements will not be breached, (ii) we would have adequate remedies for any breach; or (iii) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.  There is also no assurance that our actions will be sufficient to prevent imitation or duplication of either of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

Rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements which characterize the telecommunications industry would adversely affect our financial condition if we are not able to respond with upgrades or changes that are acceptable to the market.

Our future success will depend upon our ability to enhance the technologies and to develop and introduce new products and technologies that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance.  We may determine that, in order to remain competitive, it is in our best interests to introduce new products and technologies and to cease exploitation of the technologies.  It is doubtful that we would be able to maintain operations should changes render the technologies obsolete or should we determine that the technologies are unexploitable.

Our financial success will depend on continued growth in use of wireless telecommunications products, as well as the ability of the wireless networks we plan to use to withstand natural and other disasters.

Our future success is at least partially dependent upon continued growth in the use of wireless telecommunications products.  The PocketFinder may not prove to be viable commercial products for a number of reasons, including lack of acceptable functionality, potentially inadequate development of the necessary infrastructure or timely development and commercialization of performance improvements.  To the extent that PocketFinder experiences significant growth in the number of users and use, there can be no assurance that our infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of our systems will not be adversely affected by this continued growth.  If use of the PocketFinder does not increase, or if our infrastructure does not effectively support growth that may occur, our business, operating results and financial condition may be materially and adversely affected.

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

An investor might lose its entire investment if we are unable to pay our obligations or are liquidated and dissolved.

As set forth under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this report, we remain obligated under a significant amount of notes payable, and Silicon Valley Bank has been granted security interests in our assets. If we are unable to pay these or other obligations, the creditors could take action to enforce their rights, including foreclosing on their security interests, and we could be forced into liquidation and dissolution.  We are also involved in litigation over the nonpayment of two promissory notes as described in Part II, Item 3. “Legal Proceedings” of this report.

In the event of our liquidation, the proceeds realized from the sale of our assets, if any, will be distributed to our stockholders only after satisfaction of claims of our creditors.  The ability of our stockholders to recover all or any portion of their purchase price for the shares in that event will depend on the amount of funds realized and the claims to be satisfied therefrom.

We will require additional cash to fully implement our business strategies, including cash for (i) payment of increased operating expense and (ii) additional implementation of those business strategies.  No assurance can be given, however, that we will have access to additional funds in the future, or that additional funds will be available on acceptable terms and conditions to satisfy our cash requirements to implement our business strategies.  Our inability to obtain acceptable financing could have a material adverse effect on our results of operations and financial condition.

Our production and operating costs may be greater than anticipated.

We have used reasonable efforts to assess and predict costs and expenses.  However, there can be no assurance that implementing our business plan may not require more employees, capital equipment, supplies or other expenditure items than management has predicted.  Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than our estimates, which could result in sustained losses.

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.  In August 2011, we filed a registration statement to register for sale by selling stockholders 50,000,000 shares of our common stock that were issued in a private placement and 8,754,079 shares of our common stock issuable upon exercise of outstanding warrants.  That registration statement was declared effective by the SEC on October 13, 2011, after which the shares could be sold in the public market.  Prior to that time we were not obligated to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), but did so on a voluntary basis.  We made publicly available the “current public information” required of nonreporting issuers and therefore our stockholders could sell their common stock in compliance with Rule 144 of the Securities and Exchange Commission (the “SEC”).  Inasmuch as we were considered a voluntary filer under the Exchange Act for purposes of Rule 144, a one-year holding period applied to stockholders interested in selling restricted shares of our stock pursuant to Rule 144.  Once the registration statement was declared effective by the SEC, we became obligated to file periodic reports under the Exchange Act.  Beginning 90 days following the registration statement being declared effective by the SEC, the applicable holding period under Rule 144 will be shortened to six months for stockholders interested in selling restricted shares of our stock pursuant to Rule 144.

In addition to the 50,000,000 shares that were registered for sale by the selling stockholders, we estimate that there are at least 49,612,000 shares of our common stock that are restricted and have been held over one year, including 45,902,000 shares held by our officers and directors that may be resold subject to applicable volume limitations.  As additional shares of our common stock become available for resale in the public market under Rule 144 or otherwise, the supply of our common stock will increase, which could decrease the per share price of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 28.7% of our outstanding common stock.  These stockholders intend to act together, although they have not signed an agreement to do so.  If they act together, they may be able to exercise control over our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interest of our other stockholders.

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

We have identified material weaknesses with our internal controls over financial reporting, which could result in material misstatements in and restatements of our financial statements and adversely affect our stock price.

In connection with preparing our financial statements for our most recently completed fiscal year, our management evaluated the effectiveness of our internal control over financial reporting and concluded that there were material weaknesses.  These material weaknesses arise from a lack of segregation of duties to provide effective controls and our limited corporate governance structure, including the lack of an audit committee.  We restated our revenue for the quarter ended February 28, 2010, relating to a consulting project.  This also affected accounts receivable, the allowance for doubtful accounts, costs and estimated earnings in excess of billings on uncompleted contracts and bad debt expense for the period and as of the end of the period.  Our failure to implement required new or improved controls could cause us to fail to meet our periodic reporting obligations, result in material misstatements in our financial statements and cause investors to lose confidence in us, any of which could adversely affect the price of our common stock.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  For example, as a result of being a public company, we intend to create board committees and adopt additional policies regarding internal controls and disclosure controls and procedures.  In addition, we will incur additional costs associated with our public company reporting requirements.  We also expect these rules and regulations to make it difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.  We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The application of the SEC’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock is currently trading at less than $5.00 per share and is therefore subject to the SEC’s penny stock rules.  Before a broker-dealer can sell a penny stock, these rules require that it first approve the customer for the transaction and receive from the customer a written agreement to the transaction.  It must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must also tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, it must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules.  Consequently, our stockholders may find it more difficult to sell their stock as compared to other securities.

We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

We currently intend to retain any future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.  Any payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant at that time.  Therefore, you should not expect to receive cash dividends on our common stock.

If securities or industry analysts do not publish research or reports about us, or publish negative reports about our business, our share price could decline.

Securities analysts currently do not cover our common stock and may not do so in the future.  Our lack of analyst coverage might depress the price of our common stock and result in limited trading volume.  If we do receive analyst coverage in the future, any negative reports published by such analysts could have similar effects.

Certain provisions of Nevada law may discourage parties interested in taking control of the company.

We are subject to certain provisions of Nevada law by virtue of being incorporated in that State.  This includes a control share law that focuses on the acquisition of a “controlling interest” in a corporation that has a specified presence in Nevada, which is currently not applicable to us, and a business combination law that restricts business combinations with an “interested stockholder” for a period of three years unless the transaction by which the person first became an “interested stockholder” was approved by the corporation’s board of directors.  The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of the company from doing so if they cannot obtain the approval of our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

On May 11, 2011, we entered into a lease agreement with the Irvine Company LLC to lease approximately 4,700 square feet of general office space located at 49 Discovery, Suite 260, Irvine, California 92618, for base rent ranging from $6,199 to $7,193 per month over a 48-month lease term commencing July 1, 2011 and ending June 30, 2015.

ITEM 3. LEGAL PROCEEDINGS

Gemini Master Fund, Ltd. alleged that we were in default in the payment of the principal and unpaid accrued interest under two senior secured promissory notes in its favor in the original principal amounts of $625,000 and $100,000.  These notes were secured by a pledge of 5,600,000 shares of our common stock personally owned by one of our officers.  On or about February 1, 2010, Gemini seized all of the pledged shares and sold them to itself for a total of $10,000 at what it designated as an auction.  It is our position that, at the time of the purported auction, the shares had a fair market value that exceeded the amount of the claimed obligation.  In April 2011, Gemini filed a complaint against us for breach of contract for non-payment of amounts due under the two senior secured promissory notes.  The complaint specifies damages totaling $858,292, plus pre-judgment interest, costs of suit and other relief.  In June 2011, we filed a cross-complaint against Gemini for monetary damages related to Gemini’s disposition of the pledged shares.  It is Gemini’s position that we remain obligated to pay Gemini the $858,292 in claimed damages plus pre-judgment interest, costs of suit and other relief, less the $10,000 that Gemini claims was derived from the sale of the pledged shares.  It is our position, expressed in our cross-complaint, that Gemini’s disposition of the pledged shares failed to comply with the law and that the pledged shares had a fair market value that exceeded the debt for which they were sold, such that Gemini’s claimed obligation has been paid in full, and we are entitled to certain damages and related relief.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information.  Our common shares are currently traded on the OTC Bulletin Board under the symbol “LBAS.”

The following table sets forth the range of high and low trading prices for each quarter of the last two fiscal years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Fiscal Quarter Ended	High ($)	Low ($)
November 30, 2009	$1.13	$0.60
February 28, 2010	$0.68	$0.24
May 31, 2010	$0.43	$0.14
August 31, 2010	$0.34	$0.10
November 30, 2010	$0.25	$0.23
February 28, 2011	$0.18	$0.15
May 31, 2011	$0.17	$0.16
August 31, 2011	$0.95	$0.88

Reports to Security Holders.  We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we will file annual, quarterly and current reports with the SEC.  We also intend to provide an annual report to our stockholders, which will include audited financial statements.

Holders of Common Stock.  As of November 15, 2011, we had approximately 405 registered holders of our common stock.  The number of registered holders does not include any estimate by us of the number of beneficial owners of our common stock held in street name or otherwise.

Dividends.  We have never declared or paid any cash dividends on our common stock and we do not anticipate that we will pay any cash dividends on our common stock in the foreseeable future.  Any future determination regarding the payment of cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant at that time.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the fiscal year ended August 31, 2011 as compared to the fiscal year ended August 31, 2010.

Revenue.  For the year ended August 31, 2011, we generated $16,969 of net revenue primarily from the sale of PocketFinder Vehicle devices and monthly subscription service income.  For the year ended August 31, 2010, we generated $67,090 of net revenue primarily from the Professional Services Agreement with LoadRack, LLC.  The LoadRack consulting revenues were earned pursuant to a development agreement totaling $1,200,000 for the design, construction and implementation of a location tracking system for transportation fleets.  We recognized this revenue according to our estimate of work in progress to completion toward identifiable project milestones.

Cost of Revenue.  For the year ended August 31, 2011, cost of revenue totaled $25,186 resulting in a negative gross margin of 48%.  This was due to incurring $7,376 in programming costs related to the LoadRack project while not recognizing any revenue from LoadRack.

For the year ended August 31, 2010, cost of revenue totaled $157,710 and primarily consisted of programming costs related to the LoadRack development agreement and services costs related to the monthly subscription service income.

Operating Expenses.  For the year ended August 31, 2011, our total operating expenses were $3,558,304 as compared to total operating expenses of $4,179,708 for the year ended August 31, 2010.  Operating expenses decreased by $621,404 or 14.9% in 2011 from 2010.  The fluctuation in operating expenses is primarily attributed to the following:

•
A $127,019 decrease in general and administrative expenses to $780,166 for the year ended August 31, 2011, as compared to $907,185 for the year ended August 31, 2010.  The decrease in general and administrative expenses in 2011 as compared to 2010 is due to the recognition of approximately $304,000 of bad debt expense in 2010, whereby there was no such expense in 2011.  In addition, the decrease in general and administrative expenses was offset by increases in administrative costs related to the private placement and Form S-1 filing;

•
A $659,921 increase in professional fees to $1,569,677 for the year ended August 31, 2011, as compared to $909,756 for the year ended August 31, 2010.  The increase in professional fees is primarily attributed to a significant increase in legal fees in preparation for the filing of our registration statement on Form S-1;

•
A $1,133,650 decrease in research and development costs for the year ended August 31, 2011, to $514,147 as compared to $1,647,797 for the year ended August 31, 2010, as we have completed the majority of research and development activities and are beginning to manufacture the PocketFinder devices; and

•	A $20,656 decrease in rent for the year ended August 31, 2011, to $154,314 as compared to $174,970 for the year ended August 31, 2010, due to moving to smaller office space in Irvine.

Other Expenses.  For the year ended August 31, 2011, we reported other expenses consisting of net interest expense, financing costs, amortization of beneficial conversion feature and deferred financing costs, foreign currency gains, gains on asset disposal, loss on asset impairment, and loss on inventory purchase commitments totaling $4,655,384 as compared to $4,791,811 for the year ended August 31, 2010.

Net Loss.  For the year ended August 31, 2011, we reported a net loss of $8,222,705 as compared to a net loss of $9,062,139 for the year ended August 31, 2010, primarily due to decreases in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $3,619,576 as of August 31, 2011, as compared to $267 as of August 31, 2010.  The increase in cash is attributed to a private placement in July 2011 whereby we sold 50,000,000 shares of common stock for cash proceeds of approximately $8.9 million after offering costs.  Inventory totaled $24,809 as of August 31, 2011 and consisted of components and packaging supplies.  Prepaid expenses totaled $4,299,504 as of August 31, 2011 and primarily consisted on prepaid manufacturing costs.  Deferred financing costs totaled $3,334 as of August 31, 2011, as compared to $10,002 as of August 31, 2010, and consisted of unamortized financing costs related to the issuance of common stock in connection with debt issuances or extensions.

As of August 31, 2011, the total of our property and equipment, less accumulated depreciation, was a net value of $191,855, compared to the net value of $33,413 for our property and equipment, less accumulated depreciation, as of August 31, 2010.  The increase is primarily due to the capitalization of software development costs related to our mobile applications and the purchase of furnishings for our new office space.

Other assets, consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of the security deposits for our office lease and amounted to $30,000 and $16,159 as of August 31, 2011 and 2010, respectively.  Patents and trademarks, net of amortization, amounted to $1,231,084 as of August 31, 2011, as compared to $1,303,675 as of August 31, 2010.  The decrease is due to the abandonment of certain patents and trademarks that were not providing us the value to continue to maintain.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of August 31, 2011, were $9,400,162 as compared to our total assets as of August 31, 2010, which were $1,363,516.  The increase in our total assets between the two periods was due primarily to an overall increase in cash and prepaid expenses as previously discussed.

As of August 31, 2011, our accounts payable and accrued expenses were $1,329,689 as compared to $2,305,492 as of August 31, 2010.  The decrease in accounts payable and accrued expenses is primarily a result of paying down accounts payable from funds received from our private placement offering.

As of August 31, 2011, accrued officer compensation was $914,765 as compared to $1,013,403 as of August 31, 2010.  The decrease in accrued officer compensation is due to the conversion of $377,750 of accrued officer compensation into shares of our common stock that was offset by a $279,112 increase in the accrual as the officers elected to forgo their compensation during cash flow shortages.

There were $9,462 of outstanding advances from officers including accrued interest as of August 31, 2011, while there were $993,832 of outstanding advances from officers as of August 31, 2010.  The decrease in outstanding advances from officers and related accrued interest is the result of net repayments totaling $437,874 and the conversion of $605,433 into shares of our common stock.

Notes payable and related accrued interest totaled $0 as of August 31, 2011, as compared to $265,487 as of August 31, 2010.  The notes payable and accrued interest at August 31, 2010 were repaid during the year ended August 31, 2011.

Convertible notes payable, net of unamortized discount, and related accrued interest totaled $918,534 as of August 31, 2011, as compared to $1,396,539 as of August 31, 2010.  The $750,000 in convertible promissory notes are short term, to be repaid out of future operating cash flow.

The outstanding balance on our line of credit and accrued interest totaled $1,000,000 and $5,597, respectively, as of August 31, 2011.  The line of credit expires on January 5, 2012.

Commitments as of August 31, 2011, amounted to $685,500 and consisted of recognized losses from inventory purchase commitments.

On January 5, 2011, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit expiring January 5, 2012.  The Loan and Security Agreement was amended by a First Amendment to Loan and Security Agreement dated August 24, 2011.  The outstanding balance and accrued interest due on the line of credit totaled $1,005,597 as of May 31, 2011.  Silicon Valley Bank was granted a security interest in all of our personal property.  Prior to its amendment, the Loan and Security Agreement contained certain financial covenants including minimum levels of accounts receivable and a specific amount of outside financing to be attained by certain dates.  We did not meet the financial covenants as they came due, but under the First Amendment to Loan and Security Agreement the defaults were waived and the financial covenants were adjusted.

On December 1, 2010, in anticipation of entering into the Loan and Security Agreement with Silicon Valley Bank and in connection with loans that he had made to us, we entered into a Financing Agreement with Greggory S. Haugen under which, among other things, Mr. Haugen agreed to personally guaranty our obligations under the Loan and Security Agreement with Silicon Valley Bank.  We are obligated to reimburse Mr. Haugen for any amounts, including interest, he pays under the guaranty.  To compensate Mr. Haugen for his guaranty, we issued a warrant to him to purchase 3,600,000 shares of our common stock at an exercise price of $0.20 per share and we agreed to pay him $5,000 per month for so long as he has any obligation under the guaranty or he has not been reimbursed by us for any amounts paid by him under the guaranty.  Currently the $5,000 monthly fee is payable in cash or shares of our common stock at Mr. Haugen’s option.  Under the Financing Agreement, we granted Mr. Haugen board observation rights, certain registration rights, and the right to approve our use of funds drawn under the Loan and Security Agreement.  We also agreed to grant Mr. Haugen a security interest in all of our assets, junior only to the security interest of Silicon Valley Bank.  In the event of an “Actionable Violation,” which is defined to include, among other things, our failure to maintain certain minimum net income levels, our failure to maintain a specified minimum account balance, or our failure to make any payment required under the Financing Agreement or any other agreement between Mr. Haugen and us, Mr. Haugen may, among other things, market our assets (including our intellectual property) and require us to sell such assets (subject to the approval of Silicon Valley Bank) with the proceeds to be applied to all amounts then due to Silicon Valley Bank and thereafter to any amounts due by us to Mr. Haugen under the Financing Agreement or any other agreement or instrument.  In January 2011, we entered into the following agreements with Mr. Haugen: (i) a Security Agreement granting him a security interest in all of our assets to secure the reimbursement obligation under the Financing Agreement and every other debt, liability or obligation that we currently or at any time in the future owe to him and (ii) a related Intellectual Property Security Agreement granting him a security interest in all of our intellectual property.  Mr. Haugen has converted his promissory notes and accrued interest into shares of our common stock and we are no longer indebted to him.

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

CASH REQUIREMENTS

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail distribution.  Since our inception, we have generated significant losses.  As of August 31, 2011, we had an accumulated deficit of $37,051,630 and we expect to incur continual losses until sometime in calendar year 2013.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of August 31, 2011, we had $3,619,576 in cash and cash-equivalents.  During the year ended August 31, 2011, we received proceeds from our private placement of approximately $8.9 million, net of offering costs.  We received proceeds from convertible and non-convertible notes approximating $2.9 million to fund operations.  Over the next several quarters we expect to invest significant amounts of funds to manufacture our PocketFinder devices and to develop our sales and marketing programs associated with the commercialization and launch of the PocketFinder family of products.  We also expect to fund additional inventory and any necessary general overhead requirements.

We expect to have to obtain additional financing in the coming months to purchase and maintain inventory and for related purposes such as packaging, shipping, and direct sales and marketing costs.  We are not able to estimate the amount of funds necessary as it will be determined by the volume represented by purchase orders from targeted retailers who desire to sell our product.

Our funding requirements will depend on numerous factors, including:

•
Costs involved in production and manufacturing to fill purchase orders, software and interface customization for OEM partners, and the network necessary to commence the commercialization of the PocketFinder People and PocketFinder Pets devices;

•	The costs of outsourced manufacturing;
•	The costs of commercialization activities, including product marketing, sales and distribution, and customer service and support; and
•	Our revenues, if any, from successful commercialization of the PocketFinder devices and the PocketFinder Network platform services.

As noted above, we will need to obtain additional financing during the next three months to finance the inventory necessary to meet current and anticipated demand and to support related marketing, sales, and distribution expenses.  The sale of additional equity securities may result in additional dilution to our stockholders.  Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned commercialization activities, which could adversely affect our financial conditions and operating results.

In order to facilitate the testing of devices as they come off of the production line, we purchased test equipment which enables our manufacturer to determine each device’s fidelity. The test equipment is currently being used at Jabil’s San Jose facility, where the first 50,000 devices are slated to be produced. If we move to another Jabil facility for further production, we might be required to purchase additional test equipment.

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

We currently have five employees and we anticipate adding up to 10 more full time employees within the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Location Based Technologies, Inc
Irvine, California

We have audited the accompanying consolidated balance sheets of Location Based Technologies, Inc. as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended August 31, 2011 and 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Location Based Technologies, Inc. as of August 31, 2011 and 2010, and the results of its operations, changes in stockholders' equity and cash flows for the year ended August 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has an accumulated deficit in excess of $37,000,000.  There is no established sales history for the Company's products, which are new to the marketplace. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Denver, Colorado
November 23, 2011
/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
August 31, 2011 and 2010

	August 31,	August 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,619,576	$267
Inventory	24,809	-
Prepaid expenses and other assets	1,499,504	-
Manufacturing deposits	2,800,000
Deferred financing costs	3,334	10,002

Total current assets	7,947,223	10,269

Property and equipment, net of accumulated depreciation	191,855	33,413

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,231,084	1,303,675
Deposits and other assets	30,000	16,159

Total other assets	1,261,084	1,319,834

TOTAL ASSETS	$9,400,162	$1,363,516

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,329,689	$2,305,492
Accrued officer compensation	914,765	1,013,403
Advances from officers	9,423	947,297
Accrued interest, advances from officers	39	46,535
Line of credit	1,000,000	-
Accrued interest, line of credit	5,597	-
Notes payable	-	225,000
Accrued interest, notes payable	-	40,487
Convertible notes payable, net of unamortized discount	750,000	1,265,833
Accrued interest, convertible notes payable	168,534	130,706

Total current liabilities	4,178,047	5,974,753

TOTAL LIABILITIES	4,178,047	5,974,753

Commitments and contingencies	685,500	-

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 191,570,055 and 120,738,690 shares issued and outstanding at August 31, 2011 and 2010, respectively	129,170	44,923
Common stock to be issued	-	100
Additional paid-in capital	41,752,408	24,382,165
Prepaid services paid in common stock	(293,333)	(209,500)
Accumulated deficit	(37,051,630)	(28,828,925)

Total Stockholders' Equity (Deficit)	4,536,615	(4,611,237)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,400,162	$1,363,516

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31, 2011 and 2010

	For the years ended August 31,
	2011	2010
Net revenue
Devices	$10,288	$10,090
Services	6,681	10,126
Consulting	-	46,874
Total net revenue	16,969	67,090

Cost of revenue
Devices	6,671	5,924
Services	10,314	32,792
Consulting	7,376	118,994
Other	825	-
Total cost of revenue	25,186	157,710

Gross loss	(8,217)	(90,620)

Operating expenses
General and administrative	780,166	907,185
Officer compensation	540,000	540,000
Professional fees	1,569,677	909,756
Rent	154,314	174,970
Research and development	514,147	1,647,797
Total operating expenses	3,558,304	4,179,708

Net operating loss	(3,566,521)	(4,270,328)

Other income (expense)
Financing costs	(2,937,771)	(1,892,852)
Amortization of beneficial conversion feature	(321,167)	(370,444)
Amortization of deferred financing costs	(120,168)	(950,000)
Interest income (expense), net	(592,011)	(323,662)
Foreign currency gain (loss), net	1,233	59
Gain on asset disposal	-	107,047
Loss on asset impairment	-	(1,361,959)
Loss on inventory purchase commitments	(685,500)	-
Total other income (expense)	(4,655,384)	(4,791,811)

Net loss before income taxes	(8,221,905)	(9,062,139)

Provision for income taxes	800	800

Net Loss	$(8,222,705)	$(9,062,939)

Accumulated Deficit:

Balance, beginning of period	$(28,828,925)	$(19,765,986)

Net Loss	$(8,222,705)	$(9,062,939)

Balance, end of period	$(37,051,630)	$(28,828,925)

Basic - Earnings (loss) per share	$(0.07)	$(0.09)

Basic - Weighted Average Number of Shares Outstanding	121,702,626	99,712,365

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2011 and 2010

							Prepaid	Deficit
							Services	Accumulated	Total
	Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders'
	Number		Number		To be	Paid-In	Common	Development	Equity
	of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Balance, August 31, 2009	-	-	96,823,547	34,424	-	21,224,422	(1,028,560)	(19,765,986)	464,300

Issuance of common stock in connection with note payable extensions, September 2009	-	-	50,000	50	-	40,950	-	-	41,000

Issuance of common stock and Series N warrants for cash proceeds, September 2009	-	-	129,870	130	-	99,870	-	-	100,000

Issuance of common stock for services, September 2009	-	-	64,485	64	-	52,186	-	-	52,250

Issuance of common stock and Series O warrants for cash proceeds, net of offering costs, November 2009	-	-	110,685	111	-	67,389	-	-	67,500

Cash received for 90,909 shares and warrants to be issued, net of offering costs, November 2009	-	-	-	-	91	53,909	-	-	54,000

Common stock to be issued in connection with a note payable extension, November 2009	-	-	-	-	25	16,975	-	-	17,000

Issuance of P warrants for services, December 2009	-	-	-	-	-	233,109	-	-	233,109

Issuance of 90,909 shares of common stock and Series Q warrants, December 2009	-	-	90,909	91	(91)	-	-	-	-

Issuance of common stock in connection with a note payable extension, February 2010	-	-	25,000	25	(25)	-	-	-	-

Issuance of common stock for services, February 2010	-	-	605,000	605	-	205,995	(182,133)	-	24,467

Issuance of R warrants for services, February 2010	-	-	-	-	-	152,801	-	-	152,801

Issuance of common stock in connection with note payable defaults, February 2010	-	-	418,000	418	-	161,522	-	-	161,940

Common stock to be issued in connection with a note payable extension, March 2010	-	-	-	-	100	31,900	-	-	32,000

Issuance of common stock in connection with a note payable default, April 2010	-	-	100,000	100	-	32,900	-	-	33,000

Issuance of common stock for note payable conversion, April 2010	-	-	500,000	500	-	99,500	-	-	100,000

Issuance of common stock for services, April 2010	-	-	422,156	422	-	117,782	-	-	118,204

Issuance of O warrants for services, April 2010	-	-	-	-	-	8,414	-	-	8,414

Issuance of common stock for note payable and accrued interest conversion, May 2010	-	-	682,620	683	-	135,841	-	-	136,524

Issuance of common stock in connection with a note payable extension, June 2010	-	-	100,000	100	(100)	-	-	-	-

Issuance of common stock for services, June 2010	-	-	1,500,000	1,500	-	283,500	(144,167)	-	140,833

Issuance of common stock in connection with a note payable default, June 2010	-	-	5,600,000	5,600	-	1,114,400	-	-	1,120,000

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2011 and 2010

						Prepaid	Deficit
						Services	Accumulated	Total
Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders'
Number		Number		To be	Paid-In	Common	Development	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Issuance of common stock in connection with a note payable issuance, July 2010	-	-	100,000	100	-	19,900	-	-	20,000

Common stock to be issued in connection with a note payable issuance, July 2010	-	-	-	-	100	13,900	-	-	14,000

Amortization of prepaid services paid-in common stock	-	-	-	-	-	-	1,145,360	-	1,145,360

Beneficial conversion discount of convertible notes payable	-	-	-	-	-	215,000	-	-	215,000

Net loss	-	-	-	-	-	-	-	(9,062,939)	(9,062,939)

Balance, August 31, 2010	-	-	107,322,272	44,923	100	24,382,165	(209,500)	(28,828,925)	(4,611,237)

Common stock to be issued in connection with note payable extensions, September 2010	-	-	-	-	125	11,375	-	-	11,500

Issuance of common stock in connection with a note payable issuance, September 2010	-	-	250,000	250	-	24,750	-	-	25,000

Issuance of common stock for services, September 2010	-	-	500,000	500	-	129,500	(20,000)	-	110,000

Issuance of common stock in connection with note payable issuances, October 2010	-	-	800,000	800	(200)	69,400	-	-	70,000

Common stock to be issued in connection with a note payable issuance, October 2010	-	-	-	-	150	38,850	-	-	39,000

Issuance of S warrants for services, December 2010	-	-	-	-	-	1,055,636	-	-	1,055,636

Issuance of common stock for conversion of notes payable and accrued interest, December 2010	-	-	4,000,000	4,000	-	796,000	-	-	800,000

Issuance of common stock for services, December 2010	-	-	945,714	946	-	196,254	-	-	197,200

Issuance of common stock in connection with a note payable issuance, December 2010	-	-	150,000	150	(150)	-	-	-	-

Issuance of common stock in connection with a note payable extension, December 2010	-	-	25,000	25	(25)	-	-	-	-

Issuance of common stock in connection with cancellation of warrants, December 2010	-	-	54,480	54	-	(54)	-	-	-

Common stock to be issued in connection with a note payable extension, February 2011	-	-	-	-	100	18,900	-	-	19,000

Issuance of common stock for services, February 2011	-	-	3,000,000	3,000	-	597,000	-	-	600,000

Issuance of common stock for conversion of a note payable and accrued interest, February 2011	-	-	669,932	670	-	133,316	-	-	133,986

Common stock to be issued in connection with note payable extensions, March 2011	-	-	-	-	200	33,800	-	-	34,000

Issuance of common stock in connection with note payable extensions and conversions of note payables and accrued interest, March 2011	-	-	1,279,863	1,280	(200)	214,893	-	-	215,973

Issuance of common stock for services, April 2011	-	-	1,371,429	1,371	-	216,129	(56,923)	-	160,577

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2011 and 2010

						Prepaid	Deficit
						Services	Accumulated	Total
Preferred Stock		Common Stock			Additional	Paid-In	During the	Stockholders'
Number		Number		To be	Paid-In	Common	Development	Equity
of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Issuance of common stock for services, May 2011	-	-	270,000	270	-	42,930	(40,000)	-	3,200

Issuance of common stock in connection with a note payable extension, May 2011	-	-	100,000	100	(100)	-	-	-	-

Issuance of common stock for conversion of related party advances from officer and deferred compensation, July 2011	-	-	4,318,750	4,319	-	859,431	-	-	863,750

Issuance of common stock for services, July 2011	-	-	2,065,000	2,065	-	450,285	(440,000)	-	12,350

Issuance of common stock in connection with conversion of notes payable and accrued interest, July 2011	-	-	1,229,559	1,229	-	244,683	-	-	245,912

Issuance of common stock for conversion of debt, July 2011	-	-	150,000	150	-	29,850	-	-	30,000

Issuance of common stock in connection with cancellation of warrants, July 2011	-	-	35,000	35	-	(35)	-	-	-

Common stock to be issued in connection with conversion of note payable and accrued interest, July 2011	-	-	-	-	536	106,642	-	-	107,178

Issuance of common stock for services and cancellation of warrants, July 2011	-	-	400,000	400	-	99,600	-	-	100,000

Issuance of common stock in connection with private placement, net of offering costs, July 2011	-	-	50,000,000	50,000	-	8,272,412	-	-	8,322,412

Issuance of common stock in connection with conversion of notes payable and accrued interest, August 2011	-	-	10,785,891	10,786	(536)	2,039,750	-	-	2,050,000

Issuance of common stock in connection with cancellation of warrants, August 2011	-	-	50,000	50	-	(50)	-	-	-

Issuance of common stock for conversion of interest on related party advances from officer and deferred compensation, August 2011	-	-	597,165	597	-	118,836	-	-	119,433

Issuance of common stock for conversion of debt, August 2011	-	-	1,200,000	1,200	-	279,909	-	-	281,109

Issuance of T warrants for services, August 2011	-	-	-	-	-	837,664	-	-	837,664

Issuance of U warrants for services, August 2011	-	-	-	-	-	140,587	-	-	140,587

Amortization of prepaid services paid-in common stock	-	-	-	-	-	-	473,090	-	473,090

Beneficial conversion discount of convertible notes payable	-	-	-	-	-	312,000	-	-	312,000

Net loss	-	-	-	-	-	-	-	(8,222,705)	(8,222,705)

Balance, August 31, 2011	-	-	191,570,055	129,170	-	$41,752,408	$(293,333)	$(37,051,630)	$4,536,615

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2011 and 2010

	For the years ended August 31,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(8,222,705)	$(9,062,939)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on asset disposal	-	(107,047)
Loss as asset impairment	-	1,361,959
Loss on inventory purchase commitment	685,500
Depreciation and amortization	29,397	70,621
Amortization of beneficial conversion feature	321,167	370,444
Amortization of prepaid services paid-in common stock	473,090	1,188,931
Common stock issued for services	1,183,327	335,754
Common stock issued for financing costs	560,346	1,438,940
Warrants issued for services	2,033,887	394,324
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	75,203
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	-	292,723
(Increase) decrease in inventory	(24,809)	-
(Increase) decrease in prepaid expenses and other assets	(4,299,504)	122,078
(Increase) decrease in debt issuance/financing costs	6,668	60,255
(Increase) decrease in deposits	(13,841)	(16,159)
Increase (decrease) in accounts payable and accrued expenses	(975,803)	1,372,876
Increase (decrease) in accrued officer compensation	(98,638)	502,500
Increase (decrease) in accrued interest	(43,558)	176,282
Net cash used in operating activities	(8,385,476)	(1,423,255)

Cash Flows from Investing Activities
Purchase of property and equipment	(181,539)	(160,355)
Additions to patents and trademarks	66,291	(70,019)
Net cash used in investing activities	(115,248)	(230,374)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	9,085,409	221,500
Advances from / (repayments to) officers, net	(437,874)	947,297
Proceeds from convertible notes payable	2,830,000	300,000
Repayment on convertible notes payable	(350,000)	(100,000)
Proceeds from notes payable	58,298	85,000
Repayment on notes payable	(65,800)	-
Proceeds from line of credit	1,000,000	-
Net cash provided by financing activities	12,120,033	1,453,797

Net increase (decrease) in cash and cash equivalents	3,619,309	(199,832)

Cash and cash equivalents, beginning of period	267	200,099

Cash and cash equivalents, end of period	$3,619,576	$267

Supplemental disclosure of cash flow information:
Income taxes paid	$2,400	$-
Interest paid	$252,305	$103,793

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$560,346	$1,438,940
Issuance of common stock for services	$1,183,327	$335,754
Issuance of warrants for services	$2,033,887	$394,324
Issuance of common stock for conversion of notes payable and accrued interest	$3,864,158	$232,000
Issuance of common stock for conversion of related party advances from officers, accrued interest and deferred officer compensation	$983,183	$-
Disposal of patent for note payable and accrued interest	$-	$113,085

The accompanying notes are an integral part of these consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company designs, develops, and sells personal, pet, and vehicle locator devices and services including PocketFinder® People, PocketFinder® Pets, PocketFinder® Vehicles, PocketFinder® Mobile and VehicleFleetFinder™. The PocketFinder® is a small, completely wireless, location device that enables a user to locate a person, pet, vehicle or valuable item at any time from almost anywhere using Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies. The Company is located in Irvine, California.

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
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

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

Consolidation Policy

The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary, Location Based Technologies, Ltd. Intercompany balances and transactions have been eliminated in consolidation.

Stock Split

All share and per-share amounts in the accompanying financial statements, unless otherwise indicated, have been retroactively restated to reflect a 3 for 1 stock split approved by the Board in October 2008, as if the split had been in effect since inception.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of August 31, 2011, had an accumulated deficit of $37,051,630. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at August 31, 2011 and 2010 are principally held by two institutions which insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of packaging supplies and components at August 31, 2011.

Net losses on firm purchase commitments for inventory are recognized in accordance with FASB ASC 330 – Inventory, whereby losses arising from firm, uncancelable and unhedged commitments for the future purchase of inventory items are recognized in the current period. As of August 31, 2010, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of August 31, 2011 and 2010, the allowance for doubtful accounts amounted to $304,597.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

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

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of August 31, 2011 and 2010, the Company capitalized $1,184,968 and $1,174,626, respectively, for patent related expenditures. As of August 31, 2011 and 2010, the Company capitalized $59,470 and $136,103, respectively, for trademark related expenditures.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $26,900 and $4,997 for the years ended August 31, 2011 and 2010, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 1 to 5 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of August 31, 2011 and 2010, the Company capitalized costs totaling $1,361,959 related to its website development.

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

In May 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable. Amortization expense related to this beneficial conversion feature amounted to $4,167 and $5,833 for the years ended August 31, 2011 and 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beneficial Conversion Feature of Convertible Notes Payable (Continued)

In June 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable. Amortization expense related to this beneficial conversion feature amounted to $5,000 for each of the years ended August 31, 2011 and 2010.

In November 2010, the Company recognized a beneficial conversion feature totaling $12,000 in connection with a $30,000 convertible note payable. Amortization expense related to this beneficial conversion feature amounted to $12,000 for the year ended August 31, 2011.

In November 2010, the Company recognized a beneficial conversion feature totaling $135,000 in connection with a $300,000 convertible note payable. Amortization expense related to this beneficial conversion feature amounted to $135,000 for the year ended August 31, 2011.

In November 2010, the Company recognized a beneficial conversion feature totaling $80,000 in connection with a $400,000 convertible note payable. Amortization expense related to this beneficial conversion feature amounted to $80,000 for the year ended August 31, 2011.

In July 2011, the Company recognized beneficial conversion features totaling $85,000 in connection with four convertible notes payable totaling $200,000. Amortization expense related to these beneficial conversion features amounted to $85,000 for the year ended August 31, 2011.

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
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the years ended August 31, 2011 and 2010, the Company incurred $514,147 and $1,647,797 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum franchise fee in its provision for income taxes for the years ended August 31, 2011 and 2010.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

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
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles — Goodwill and Other, which amends Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists based on a qualitative assessment of adverse factors. The Company does not expect the provisions of ASU 2010-28 to have a material impact to the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company does not expect the provisions of ASU 2011-04 to have a material impact to its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The update will require entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate consecutive statements, and entities will no longer be allowed to present items of other comprehensive income in the statement of stockholders’ equity. Reclassification adjustments between other comprehensive income and net income will be presented separately on the face of the financial statements. The Company does not expect the provisions of ASU 2011-05 to have a material impact to its consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In August 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, which amends ASC Topic 350, Intangibles — Goodwill and Other. The purpose of ASU 2011-08 is to simplify how an entity tests goodwill for impairment. Entities will assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. In instances where the fair value is determined to be less than the carrying value, entities will perform the two-step quantitative goodwill impairment test. The Company does not expect the provisions of ASU 2011-08 to have a material impact to its consolidated financial statements.

2.	PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2011 and 2010 consists of the following:

	August 31,	August 31,
	2011	2010
Website development costs	$1,361,959	$1,361,959
Machinery and equipment	168,024	71,934
Computer software	101,626	41,626
Computer and video equipment	40,777	36,962
Office furniture	34,800	13,166

	1,707,186	1,525,647
Less: accumulated depreciation and impairment adjustment	(1,515,331)	(1,492,234)

Total property and equipment	$191,855	$33,413

Depreciation expense for the years ended August 31, 2011 and 2010 amounted to $27,033 and $65,624, respectively.  In addition, the Company recorded an impairment of its Website development costs in the amount of $1,361,959 during the year ended August 31, 2010, due to uncertainty concerning, at the time, its ability to obtain sufficient financing to bring its products to market.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

3.	RELATED PARTY TRANSACTIONS

Advances from Officers

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the year ended August 31, 2011, new advances from officers totaled $1,000 and repayments on advances totaled $438,874. In June 2011, $500,000 of advances from an officer was converted into 2,500,000 shares of the Company’s common stock at $0.20 per share. Outstanding advances from officers amounted to $9,423 as of August 31, 2011.

During the year ended August 31, 2011, $58,937 of interest was accrued on officer advances. In August 2011, $105,433 of accrued interest on advances from an officer was converted into 527,165 shares of the Company’s common stock at $0.20 per share. Accrued interest on officer advances amounted to $39 as of August 31, 2011.

Services Provided

A relative of the Chief Operating Officer provides bookkeeping and accounting services to the Company for $2,500 per month. During the year ended August 31, 2011, bookkeeping and accounting fees for this related party totaled $30,000.

On March 30, 2011, the Company entered into an Employment Letter of Intent (“LOI”) with a relative of the Company’s CEO and President, to act as Vice President of Customer Service. Under the terms of the LOI, the related party is paid compensation of $10,000 per month and 250,000 shares of the Company’s common stock as a signing bonus. The common stock was valued at $42,500 on the award date. During the year ended August 31, 2011, compensation under this related party agreement totaled $92,500.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

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

The Third Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of August 31, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

4.	CONVERTIBLE NOTES PAYABLE

$625,000 Senior Secured Promissory Note (Continued)

In June 2010, common shares personally owned by a Company officer which had been pledged as collateral for this note were surrendered to the creditor.

As of August 31, 2011, the note payable balance and accrued interest totaled $625,000 and $146,737, respectively.

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

The First Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of August 31, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

4.	CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Senior Secured Promissory Note (Continued)

As of August 31, 2011, the note payable balance and accrued interest totaled $100,000 and $21,352, respectively.

$25,000 Promissory Note

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

As of August 31, 2011, the note payable balance and accrued interest totaled $25,000 and $445, respectively.

5.	LINE OF CREDIT

On January 5, 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank for a $1,000,000 non-formula line of credit. The principal amount outstanding under the credit line accrues interest at a floating per annum rate equal to the greater of (i) the Prime Rate, plus 2.5% or (ii) 6.5% and is to be paid monthly. The principal is due at maturity on January 5, 2012. The personal guarantor for the credit line is a director and stockholder of the Company.

In accordance with the Loan Agreement, Silicon Valley Bank is entitled to a success fee equal to 6% warrant coverage of the credit line or $60,000 divided by a $0.20 share price upon the Company successfully raising new capital or equity in excess of $2,000,000.  The warrant shall be valid for five years from the time of issuance.

The Company must maintain certain financial covenants under the Loan Agreement. On August 24, 2011, the Company entered into a First Amendment to Loan and Security Agreement (“Amendment”) to waive existing and pending defaults for failing to comply with certain financial covenants. As such, the Company was not in covenant default under the Amendment as of August 31, 2011.

As of August 31, 2011, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $5,597, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

6.	COMMITMENTS AND CONTINGENCIES

Inventory Purchase Commitments

On July 20, 2011, the Company initiated a purchase order to manufacture the first 10,000 PocketFinder® devices. As of August 31, 2010, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500.

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

Total rental expense on operating leases for the years ended August 31, 2011 and 2010 was $154,314 and $174,970, respectively.

As of August 31, 2011, the future minimum lease payments are as follows:

For the Years Ending August 31,
2012	$75,050
2013	78,928
2014	82,526
2015	71,930

Total	$308,434

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

6.	COMMITMENTS AND CONTINGENCIES

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
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

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

In September 2009, the Company performed a private placement and issued 129,870 shares of common stock and 32,468 “Series N” warrants for cash proceeds of $100,000 (see Note 8).

In September 2009, the Company performed a private placement and issued 110,685 shares of common stock and 27,671 “Series O” warrants for cash proceeds of $67,500, net of offering costs of $7,500 (see Note 8).

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

In December 2009, the Company performed a private placement and issued 90,909 shares of common stock and 20,000 “Series Q” warrants for cash proceeds of $54,000, net of offering costs of $6,000 (see Note 8).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

7.	EQUITY (Continued)

Common Stock (Continued)

In February 2010, the Company issued 25,000 shares of common stock in connection with a note payable extension. The shares were valued at $17,000, which represents the fair market value of note payable extension costs on the award date.

In February 2010, the Company issued 25,000 shares of common stock in exchange for consulting services related to technology development. The shares were valued at $17,000, which represents the fair market value of the services provided on the award date.

In February 2010, the Company issued 418,000 shares of common stock in connection with note payable defaults. The shares were valued at $161,940, which represents the fair market value of the note payable default costs on the award date.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

7.	EQUITY (Continued)

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

In July 2010, the Company issued 100,000 shares of common stock in connection with a note payable issuance. The shares were valued at $20,000, which represents the fair market value of the note payable issuance costs on the award date.

In September 2010, the Company issued 250,000 shares of common stock in connection with a note payable issuance. The shares were valued at $25,000, which represents the fair market value of the note payable issuance costs on the award date.

In September 2010, the Company issued 500,000 shares of common stock in exchange for business development and capital raising advisory services. The shares were valued at $130,000, which represents the fair market value of the services provided on the award date.

In October 2010, the Company issued 200,000 shares of common stock in connection with a note payable issuance and extension. The shares were valued at $22,000, which represents the fair market value of the note payable issuance and extension costs on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

7.	EQUITY (Continued)

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

In December 2010, the Company issued 150,000 shares of common stock in connection with a note payable issuance. The shares were valued at $39,000, which represents the fair market value of the note payable issuance costs on the award date.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

7.	EQUITY (Continued)

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

In March 2011, the Company issued 1,079,863 shares of common stock for the conversion of two promissory notes and accrued interest totaling $200,000 and $15,973, respectively.  The promissory notes and accrued interest were converted on the basis of $0.20 per share.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

7.	EQUITY (Continued)

Common Stock (Continued)

In April 2011, the Company issued 50,000 shares of common stock in exchange for accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the services provided on the award date.

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

In July 2011, the Company issued 4,318,750 shares of common stock in exchange for the conversion of $500,000 in related party advances from an officer and $363,750 of deferred officer compensation.

In July 2011, the Company issued 2,000,000 shares of common stock to two consultants in exchange for business development and sales representative services. The shares were valued at $440,000, which represents the fair market value of the services to be provided on the award date.

In July 2011, the Company issued 1,229,559 shares of common stock for the conversion of five promissory notes and accrued interest totaling $227,498 and $18,414, respectively. The promissory notes and accrued interest were converted on the basis of $0.20 per share.

In July 2011, the Company issued 150,000 shares of common stock for the conversion of accounts payable totaling $30,000. The promissory notes and accrued interest were converted on the basis of $0.20 per share.

In July 2011, the Company issued 65,000 shares of common stock to two consultants in exchange for consulting services related to technology development and accounting related advisory services. The shares were valued at $12,350, which represents the fair market value of the services to be provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

7.	EQUITY (Continued)

Common Stock (Continued)

In July 2011, the Company issued 400,000 shares of common stock to a consultant in exchange for business development and sales representative services and for the cancellation of 28,410 previously issued “Series H” warrants and 186,567 previously issued “Series P” warrants. The shares were valued at $100,000, which represents the fair market value of the services to be provided on the award date.

In July 2011, the Company issued 35,000 shares of common stock to a consultant in exchange for the cancellation of 25,000 previously issued “Series R” warrants.

In July 2011, the Company performed a private placement with certain investors and issued 50,000,0000 shares of the Company’s common stock at a purchase price of $0.20 per share for cash proceeds of $8,322,412, net of offering costs of $1,677,588.

In August 2011, the Company issued 50,000 shares of common stock to a consultant in exchange for the cancellation of 20,408 previously issued “Series G” warrants.

In August 2011, the Company issued 597,165 shares of common stock in exchange for the conversion of $105,433 in accrued interest on advances from an officer and $14,000 of deferred officer compensation.

In August 2011, the Company issued 1,200,000 shares of common stock for the conversion of accrued finder’s fees and accounts payable totaling $281,109. The promissory notes and accrued interest were converted on the basis of $0.20 per share.

In August 2011, the Company issued 10,785,891 shares of common stock for the conversion of sixteen promissory notes and accrued interest totaling $1,965,000 and $192,178, respectively. The promissory notes and accrued interest were converted on the basis of $0.20 per share.

Prepaid Services Paid In Common Stock

In July 2011, the Company issued 2,000,000 shares of common stock to two consultants for business development and sales representative services valued at $440,000 on the award date to be amortized over from July 1, 2011 to December 31, 2011. Unamortized prepaid services paid in common stock related to such issuances amounted to $293,333 at August 31, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

7.	EQUITY (Continued)

Warrants

Warrants to purchase up to 11,164,953 shares of the Company’s common stock are outstanding at August 31, 2011 (see Note 8).

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan. The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards. The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board. No shares of common stock were granted under the plan during the year ended August 31, 2011.

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

Warrants

On September 14, 2009, the Company agreed to issue “Series N” warrants in connection with a private placement to purchase 32,468 common shares at $0.88 per share. The warrants expire on September 14, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $19,309. No warrants were exercised as of August 31, 2011.

On September 15, 2009, the Company agreed to issue “Series O” warrants in connection with a private placement to purchase 27,671 common shares at $0.77 per share. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $14,434. No warrants were exercised as of August 31, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

8.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On November 24, 2009, the Company agreed to issue “Series P” warrants to certain consultants to purchase 410,448 common shares at $0.67 per share in exchange for consulting services related to capital raising efforts. The warrants expire on November 24, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $233,109.  No warrants were exercised as of August 31, 2011.

On November 2, 2009, the Company agreed to issue “Series Q” warrants in connection with a private placement to purchase 20,000 common shares at $0.75 per share. The warrants expire on November 2, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $12,620. No warrants were exercised as of August 31, 2011.

On December 16, 2009, the Company agreed to issue “Series R” warrants to certain consultants to purchase 240,000 common shares at $0.68 per share in exchange for consulting services related to technology and product development and legal advisory services. The warrants expire on December 16, 2014. The fair value of the warrants using the Black-Scholes option pricing model amounted to $152,801. In August 2011, a “Series R” warrant to purchase 25,000 common shares was cancelled in exchange for 35,000 shares of the Company’s common stock (see Note 7). No warrants were exercised as of August 31, 2011.

On April 20, 2010, the Company agreed to issue “Series O” warrants to a consultant to purchase 41,000 common shares at $0.77 per share in exchange for consulting services related to capital raising efforts. The warrants expire on September 15, 2012. The fair value of the warrants using the Black-Scholes option pricing model amounted to $8,414. No warrants were exercised as of August 31, 2011.

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan personal guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $926,900. No warrants were exercised as of August 31, 2011.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $128,736. No warrants were exercised as of August 31, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

8.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On July 29, 2011, the Company issued "Series T" warrants to purchase 1,787,500 common shares at $0.20 per share to placement agents in connection with the private placement. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $837,664. No warrants were exercised as of August 31, 2011.

On August 31, 2011, the Company issued “Series U” warrants to Silicon Valley Bank to purchase 300,000 common shares at $0.20 per share in connection with the private placement success fee. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $140,587. No warrants were exercised as of August 31, 2011.

In addition to the above, at August 31, 2011, the Company had the following warrants outstanding:

Series	Number of shares	Exercise Price	Expiration
A	1,500,000	$1.00	8/14/2012
B	750,000	$2.00	8/14/2012
C	120,000	$2.00	6/2/2013
G	61,224	$2.45	11/3/2011
H	1,528,410	$0.88	11/24/2011
I	20,161	$1.76	5/15/2012
J	22,936	$1.24	5/27/2012
K	15,901	$1.34	6/5/2012
L	115,385	$0.65	5/1/2012
M	96,849	$1.04	8/7/2012

9.	PROVISION FOR INCOME TAXES

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010

9.	PROVISION FOR INCOME TAXES (Continued)

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

The components of the Company’s deferred tax asset as of August 31, 2011, are as follows:

Net operating loss carry forward and deductible temporary differences	$11,152,000
Valuation allowance	(11,152,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $1,194,000 for the year ended August 31, 2011.

As of August 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $26,763,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2031.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of August 31, 2011 and 2010, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2007, and by state taxing authorities for tax years prior to 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2011, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department and a limited corporate governance structure.

Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Our internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2011.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that there are material weaknesses in internal controls over financial reporting, which are as follows:

•	Due to the limited number of staff resources, we believe there are instances where a lack of segregation of duties exist to provide effective controls; and
•	There is a limited corporate governance structure including the lack of an audit committee.

As a result of these weaknesses, our internal control over financial reporting is not effective.  The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in size and number of staff.  We believe that we have taken initial steps to mitigate these risks by consulting outside advisors.  However, these weaknesses in internal controls over financial reporting could result in a more than remote likelihood that a material misstatement would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because we are not an accelerated filer or a large accelerated filer.

Changes in Internal Control Over Financial Reporting.  There were no other significant changes in our internal control over financial reporting during the year ended August 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors.  Our directors are elected by the stockholders for a term of one year and serve until successors are elected and qualified.  Officers hold their positions at the pleasure of our board of directors, subject to employment contracts.  Each of our three executive officers serves pursuant to employment contracts which terminate in October 2012 subject to the automatic and successive one-year extensions if not cancelled by either party.  See “Item 11, Executive Compensation – Employment Contracts.”

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
David M. Morse	58	Co-President and Chief Executive Officer and Director
Joseph F. Scalisi	48	Co-President and Chief Development Officer and Director
Desiree Mejia	40	Chief Operating Officer, Secretary and Director
Gregory Gaines	58	Chief Marketing and Sales Officer
Greggory S. Haugen	48	Director
David L. Meyers	66	Director
Charles H. Smith	68	Director
Ronald Warner	67	Director

Dr. Morse has served as Co-President, Chief Executive Officer and Chairman of the Board of Directors since October 8, 2007.  From late 2001 to 2005, Dr. Morse was involved in several start-up ventures providing consulting services (People Basics from August 2001 to April 2002 and ESP Networks from April 2002 to July 2004).  In September 2005, he joined with Joseph Scalisi and Desiree Mejia to incorporate Location Based Technologies, Corp. (“Old LBT”) (formerly known as PocketFinder, Inc.), which we acquired in October 2007.  Old LBT had been formed to develop the PocketFinder personal locators.  Dr. Morse brings 20 years of executive-level experience to us.  The majority of his career focused on the consumer market, leading him to serve as Vice President of Consumer Billing Services for Pacific Bell from 2000 to 2001.  His passion for customer service led to his appointment as Chief Customer Officer for Pacific Bell from 1997 to 2000 where he worked directly with the Chairman and the Executive Committee to establish the alignment of corporate strategy and process management objectives.  Prior to Pacific Bell, he served as Vice President of Sales and Service for SBC, now AT&T, the second largest telecommunications company in the United States, from 1991 to 1997.  While at SBC, he led an organization of more than 4,000 employees in 23 locations, serving 7,000,000 households.  Subsequent to leading the consumer organization, he served as Vice President of Product Marketing responsible for SBC’s core billing product.

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

Mr. Scalisi has served as Co-President, Chief Development Officer and a director since October 11, 2007.  Prior to becoming our Co-President and Chief Development Officer, Mr. Scalisi was an officer of our predecessor company, PocketFinder, Inc. from 2004 to 2007.  As co-founder, Mr. Scalisi designed the first generation PocketFinder device.  With vast knowledge of the communications industry, including expertise in patents and trademarks, Mr. Scalisi is responsible for filing intellectual property applications, architecting the PocketFinder design team (interactive voice recognition (“IVR”), mapping interface, man-machine user interface, and hardware design) and participates in the negotiation of contracts.  Mr. Scalisi is married to Mrs. Mejia.

Prior to becoming involved with the PocketFinder device, Mr. Scalisi was employed by ESP Networks from February 2000 to November 2004 doing wireless development for a restricted use cellular phone with an automated pager system.

Mr. Scalisi has received 26 domestic issued patents along with four international patents.  He is currently working on 16 additional patent applications filed over the past several years.  He attended Fullerton College.

Mrs. Mejia has served as Chief Operating Officer, Secretary and a director since October 11, 2007.  As a co-founder, Mrs. Mejia is responsible for running the day-to-day operations and oversees the Accounting and Marketing departments.  Mrs. Mejia is married to Mr. Scalisi.

Mrs. Mejia developed the PocketFinder concept after realizing that a true need exists to “see” your children even when you can’t be with them.  With co-founder Joseph Scalisi, Mrs. Mejia took the concept of using a GSM/GPRS tracking platform, combining it with a mapping service and creating a revolutionary tracking system.  Thus the PocketFinder system was born.

Prior to becoming our Chief Operating Officer in 2007, Mrs. Mejia was the Chief Operating officer for our predecessor company, PocketFinder, Inc. from 2004 to 2007.  Previously, Mrs. Mejia worked for ESP Networks from December 2000 through November 2004.  Prior to December 2000, Mrs. Mejia worked with venture capital firms to help raise funds for the technology sector.  She also consulted with a wireless manufacturing company to assist with the launch of a new wireless device.  Prior to this, Mrs. Mejia worked with Deloitte and Touche, LLP where she specialized in the technology and telecommunications field.  Previously, Mrs. Mejia acted as the head researcher and assistant to the Chairman at MESA Research, whose clients included AT&T, Motorola, Nortel, 3Com and Phillips.  She has a Bachelor of Arts degree in Sociology from California State University, Dominguez Hills, California.

Mr. Gaines joined us as Chief Marketing and Sales Officer in October 2011.  He brings to us many years of significant global, technology based marketing and sales experience as well as startup entrepreneurship.  His international experience includes serving Powerwave Technologies, Inc.as its Vice President of Sales and Marketing for the Americas and Asia from November 2004 before being promoted to Vice President for Global Sales and Marketing until January 2007.   Prior to joining Powerwave, Mr. Gaines held various strategic account management positions at Intel Corporation from 2000 to 2004,  ultimately corporate Worldwide Alliance Director.  From 1998 to 2000, Mr. Gaines was senior marketing manager for Compaq Computer Corporation and before Compaq, Mr. Gaines held various managerial positions in marketing, manufacturing and engineering with Digital Equipment Corporation over an 18 year span.

Mr. Haugen was elected as a director in October 2011.  He has been an active financier since 1990, leading teams investing over $5 billion in various companies and portfolios of distressed consumer, real estate and residential assets in the U.S. and internationally.  Mr. Haugen was a founding Senior Partner of CarVal Investors, a Value Fund with more than $10 billion in assets under management when he left in 2008.  Since that time, Mr. Haugen has invested in and provided consulting advice to several early stage companies, including the company.  Mr. Haugen currently serves on the Board of Capital Partners Funding Group, Inc., a U.S. business and financial consulting company whose mission is to provide clients with long term capital funding solutions using very sophisticated financial programs that utilize various tax advantaged insurance products.  Mr. Haugen received his Masters of Management from the J.L Kellogg Graduate School of Management at Northwestern University in 1990 with concentrations in Finance, Marketing, International Business and Organizational Behavior.  Prior to graduate school, Mr. Haugen was a Senior Accountant with KPMG Peat Marwick in Minneapolis after obtaining his Bachelor of Science in Business Administration at Boston University in 1985.

Mr. Meyers was elected as a director in October 2011.  He is the former Executive Vice President and Chief Financial Officer for Del Monte Foods, Inc.  Mr. Meyers is an entrepreneurial general manager with over 35 years of senior management experience in the consumer products industry.  His experience includes both international and domestic leadership focused on achieving high growth and low cost development of operations.  He has extensive experience in corporate and operations finance, business development, strategy, global acquisitions, divestitures, and mergers.  His strong knowledge of capital markets and creative financing instruments consistently resulted in optimal capital structures.  Mr. Meyers served on the Board of Smart & Final and was Chair of the Audit Committee prior to its sale.  He is currently on the Board of Foster Dairy Farms and Chair of its Audit Committee and also on the Board of Bay Grove Capital.

Mr. Smith was elected as a director in October 2011.  He is the former President and Chief Executive Officer of SBC West, now AT&T and formerly SBC Pacific Bell/SBC Nevada Bell, overseeing more than 50,000 employees who delivered telecom products and services to that company’s millions of business and consumer customers in California and Nevada.  Mr. Smith joined Pacific Bell in 1967 after graduating from California State University at Los Angeles with a Bachelor’s Degree in Social Science with additional graduate course work and spent his more than 30 year telecom career predominantly in Operations and Executive Management positions.  In 1985 he completed a graduate program for executives at Carnegie Mellon University.  Mr. Smith was named the forth Alfred North Whitehead Distinguished Lecturer in Lifelong Learning at the University of Redlands.  Additionally, Mr. Smith was Vice Chair of the Board for USC’s Center for Telecommunications Management.  He remains actively involved as an advisor for numerous business, educational, and community support boards and agencies.  Currently Mr. Smith is Vice Chairman of the Board of the University of San Francisco and has also received honorary doctorate degrees from Menlo College and Holy Names College.

Mr. Warner was elected as a director in October 2011.  He has been in the private practice of law since 1968.  Since July 2003 he has been a senior corporate lawyer in the law firm of Locke Lord LLP.  Mr. Warner's practice concentrates on mergers and acquisitions, financings (from emerging growth financing through large multi-national public offerings) and international joint venture and collaborative arrangements.  Mr. Warner currently serves on the Board of Directors of Senetas Pty. Ltd., an Australian public company that designs and distributes encryption products world-wide, Radiance Rewards. LLC., a privately held company that offers a health and fitness rewards and social network platform for businesses, and Elite Interactive Solutions, Inc., a privately held company that offers security monitoring and services for business facilities.  He also serves on the advisory boards of several technology and services companies in the United States and other countries, and has been involved as a principal in a few operating businesses.  Mr. Warner received his Juris Doctor degree with honors from the New York University School of Law after obtaining his Bachelor of Arts degree from Tulane University.

Our board of directors does not have an audit committee, a compensation committee or a nominating committee, but is in the process of establishing committees.  In the meantime, these functions are undertaken by the entire board.

Other Persons Expected to Make Significant Contributions.  Tina Florance, CPA, provides us with accounting and financial advisory services.  She oversees our accounting group and is responsible for all of our SEC filing and reporting requirements.

Code of Ethics.  We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively.  A written copy of the Code is available on written request to us.

Compliance with Section 16(a) of the Exchange Act.  We do not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.  Hence, compliance by our officers and directors with Section 16(a) of that Act is not required.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table.  The table set forth below summarizes the compensation payable to our executive officers during the years ending August 31, 2011 and 2010 for services in all capacities.  Those listed in the table received no cash bonuses, stock awards, option awards, nonequity incentive plan compensation or nonqualified deferred compensation earnings during those two fiscal years.

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)		Total ($)
David M. Morse(1)	2011	180,000	(4)	180,000	(4)
	2010	180,000	(4)	180,000	(4)
Joseph F. Scalisi(2)	2011	180,000	(5)	180,000	(5)
	2010	180,000	(5)	180,000	(5)
Desiree Mejia(3)	2011	180,000	(6)	180,000	(6)
	2010	180,000	(6)	180,000	(6)
_____________________________
(1)	Co-President, Chief Executive Officer and Chairman of the Board
(2)	Co-President, Chief Development Officer and Director
(3)	Chief Operating Officer, Secretary and Director
(4)	In 2011, $94,888 was paid and $85,112 was accrued for future payment. In 2010, $22,500 was paid and $157,500 was accrued for future payment.
(5)	In 2011, $82,250 was paid and $97,750 was accrued for future payment. In 2010, $7,500 was paid and $172,500 was accrued for future payment.
(6)	In 2011, $83,750 was paid and $96,250 was accrued for future payment. In 2010, $7,500 was paid and $172,500 was accrued for future payment.

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive officers as of August 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Morse	-0-	2,000,000(1)	$1.00 / share	(1)
Joseph Scalisi	-0-	2,000,000(1)	$1.00 / share	(1)
Desiree Mejia	-0-	2,000,000(1)	$1.00 / share	(1)
_______________________
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

Compensatory Plans.  On September 10, 2007, the directors and stockholders of Old LBT adopted a 2007 Stock Incentive Plan.  The plan was assumed by us when we acquired Old LBT, and it was subsequently ratified by Messrs. Morse and Scalisi and Mrs. Mejia, as our controlling stockholders.  The plan reserves 2,250,000 shares for issuance pursuant to options, grants of restricted stock or other stock-based awards.  The plan is administered by our board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board.  There are no other arrangements or plans in which we provide pension, retirement or similar benefits for our officers or directors.

Compensation of Directors.  Directors are elected for a one-year term and receive a total of 100,000 shares of common stock as compensation.  The first 50,000 shares of common stock are issued at the commencement of the service term and the remaining 50,000 shares of common stock are issued six months thereafter.

Employment Contracts.  Our officers, David Morse, Joseph Scalisi and Desiree Mejia, are each employed pursuant to written employment agreements with identical terms.  The agreements each expire on October 9, 2012, provided that they are automatically extended for additional one-year periods unless either party provides written notice to the contrary at least 60 days prior to the end of the term then in effect.  Each officer is entitled to a base salary of $10,000 per month and to adjustments to his or her base salary based on certain performance standards.  The base salary was increased in two increments of $2,500 to $15,000 per month upon the Federal Communications Commission approval of the PocketFinder device and receiving revenues from the initial sales of our products.  Additional increases in increments of $5,000 or $10,000 per month are based on attaining certain numbers of subscribers and for successfully achieving cash flow in each country outside the U.S.  He or she may participate in any general bonus plan established by the board of directors and is entitled to participate in our stock incentive plan on such terms as the board deems appropriate from time to time.  He or she will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreements terminate on death, incapacity (after 180 days), resignation and cause as defined.  If terminated without cause, he or she is entitled to base salary at least equal to the salary, including bonuses and commissions, of our highest paid employee, and medical benefits, through the end of the employment term or, if such termination occurs in the last year of the employment term, for a period of two years after the date of termination.  If during that period any events occur that would have resulted in increasing his or her base salary, he or she is entitled to be paid such additional amounts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Owners and Management. The following table sets forth information regarding the number of shares of our common stock beneficially owned on November 15, 2011 by:

•	Each person, or group of affiliated persons, who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•	Each of our executive officers and directors; and
•	All of our directors and executive officers as a group.

For this table, beneficial ownership of our common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership through the exercise of an option, warrant or right or the conversion of a security at any time within 60 days of November 15, 2011.  Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.  Unless otherwise indicated, the address of the beneficial owners is 49 Discovery, Suite 260, Irvine, California 92618.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
David M. Morse
Co-President, Chief Executive Officer and Chairman of the Board	18,337,808	9.6%
Joseph F. Scalisi (2)
Co-President, Chief Development Officer and Director	12,617,972	6.6%
Desiree Mejia(2)
Chief Operating Officer, Principal Financial Officer, Secretary and Director	17,362,626	9.1%
Greggory S. Haugen, Director (3)	6,750,000	3.5%
David L. Meyers, Director	-	-
Charles H. Smith, Director	-	-
Ronald Warner, Director	-	-
All executive officers and directors as a group	55,068,406	28.7%

(1)
Applicable percentage ownership is based on 191,570,055 shares of common stock outstanding as of November 15, 2011, provided that any shares of common stock not outstanding which are subject to options, warrants, rights or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(2)	Mr. Scalisi and Mrs. Mejia are married and, by virtue of community property laws or otherwise, each may have an interest in the shares reported by the other.
(3)	The shares of common stock beneficially owned by Mr. Haugen do not include 3.6 million warrants owned by the Haugen Children 2006 Trust. Mr. Haugen disclaims beneficial ownership of said warrants.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information with respect to outstanding options and warrants as of November 15, 2011, pursuant to compensation plans (including individual compensation arrangements) under which equity securities of are authorized for issuance.

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

(1)
Includes stock options granted to Mr. Morse, Mr. Scalisi and Mrs. Mejia to each purchase up to 2,000,000 shares of common stock at $1.00 per share.  Options to purchase 1,000,000 shares each are exercisable when we achieve 100,000 customers, and the remaining options to purchase 1,000,000 shares each are exercisable when we achieve a total of 250,000 customers.  All such options vest on a change of control.  The options expire ten years from the date of performance goal achieved.

(2)
Includes warrants issued to Northstar Investments, Inc. for certain consulting services to purchase 1,500,000 shares at $0.33 per share and 750,000 shares at $0.67 per share, respectively.  The first warrant is currently exercisable, the second is not.  Both expire at the end of five years, or August 14, 2012, and contain standard anti-dilution provisions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions.  The following are the related party transactions in which we have engaged since September 1, 2010.

For a description of transactions involving Mr. Greggory S. Haugen, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  Mr. Haugen was elected a director in October 2011.

From time to time, our officers advance funds to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the year ended August 31, 2011, new advances from Joseph Scalisi, our Co-President and stockholder, totaled $1,000 and repayments on advances totaled $438,874.  In June 2011, $500,000 of advances from Mr. Scalisi was converted into 2,500,000 shares of our common stock at $0.20 per share. Outstanding advances from officers amounted to $9,423 as of August 31, 2011.

During the year ended August 31, 2011, $58,937 of interest was accrued on officer advances.  In August 2011, $105,433 of accrued interest on advances from an officer was converted into 527,165 shares of our common stock at $0.20 per share. Accrued interest on officer advances amounted to $39 as of August 31, 2011.

Debra Mejia provides bookkeeping and accounting services to us for $2,500 per month.  Mrs. Mejia is a relative of Desiree Mejia, Chief Operating Officer.  During the year ended August 31, 2011, bookkeeping and accounting fees to Mrs. Mejia totaled $30,000.

On March 30, 2011, we entered into an Employment Letter of Intent (“LOI”) with David Morse, Jr. to act as Vice President of Customer Service. Mr. Morse is a relative of David Morse, our Chief Executive Officer and Co-President. Under the terms of the LOI, Mr. Morse is paid compensation of $10,000 per month and 250,000 shares of our common stock as a signing bonus. The common stock was valued at $42,500 on the award date. During the year ended August 31, 2011, compensation to Mr. Morse totaled $92,500.

Director Independence.  Our board of directors has determined that the following directors are “independent directors” as defined by the rules of The NASDAQ Stock Market (“NASDAQ”): Messrs. Meyers, Smith and Warner.  Although our common stock is not listed on NASDAQ, the board uses the definition of independence from the NASDAQ listing standards to assess independence of our directors. Under applicable SEC and NASDAQ rules, the existence of certain “related-party” transactions above certain thresholds between a director and us are required to be disclosed and preclude a finding by the board that the director is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Comiskey & Company served as our independent registered public accounting firm for the fiscal years ended August 31, 2011 and 2010.  The following table represents the fees billed to us for the audit and other services provided by our accountants:

	2011	2010
Audit fees	$56,112	$47,884
Tax fees	5,038	-
All other fees	4,705	-

Total Fees	$65,855	$47,884

Audit Fees. This category includes the annual audit of our consolidated financial statements included in our Annual Report on Form 10-K and the quarterly reviews of our consolidated financial statements included in our Form 10-Qs.  This category also includes advice on accounting matters that is normally provided by the accountant in connection with statutory and regulatory filings.

Tax Fees. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

All Other Fees. This category includes advisory fees related to the filing of our registration statement on Form S-1.

Pre-Approval Policies and Procedures.  Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.  All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Part II, Item 8. Financial Statements and Supplementary Data

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are not applicable, they are not required, or the information required to be set forth in the schedules is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits

Exhibit No.*	Document Description
3.1	Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (1)
3.1A 3.2	Amended Articles of Incorporation, dated October 20, 2008. (15) Amended and Restated By-Laws of Location Based Technologies, Inc. ***
4.1	Form of Warrant issued to placement agents. (2)
10.1	Executive Employment Agreement between the Company and David Morse dated October 11, 2007. (3)**
10.2	Executive Employment Agreement between the Company and Joseph Scalisi dated October 11, 2007. (3)**
10.3	Executive Employment Agreement between the Company and Desiree Mejia dated October 11, 2007. (3)**
10.4	Stock Option Award Agreement between Location Based Technologies, Corp. and David Morse dated August 30, 2007 (obligation assumed by the Company). (3)**
10.5	Stock Option Award Agreement between Location Based Technologies, Corp. and Joseph Scalisi dated August 30, 2007 (obligation assumed by the Company). (3)**
10.6	Stock Option Award Agreement between Location Based Technologies, Corp. and Desiree Mejia dated August 30, 2007 (obligation assumed by the Company). (3)**
10.7	Series A Warrant Agreement between the Company and Northstar Investments, Inc. dated August 15, 2007. (3)
10.8	Series B Warrant Agreement between the Company and Northstar Investments, Inc. dated August 15, 2007. (3)
10.9	Finder’s Fee Agreement between PocketFinder, LLC and Northstar Investments, Inc. dated March 9, 2007 (obligation assumed by the Company). (3)
10.10	Consulting Agreement between PocketFinder, LLC and Northstar Investments, Inc. dated July 16, 2007 (obligation assumed by the Company). (3)
10.11	2007 Stock Incentive Plan of Location Based Technologies, Corp. adopted September 10, 2007 (obligation assumed by the Company). (3)**
10.12	Product Design Agreement between Location Based Technologies, Corp. and Aero Technology UK, Ltd. dated May 1, 2007 (obligation assumed by the Company). (3)
10.13	PocketFinder Branding and Website – Control Agreement between PocketFinder, LLC and Coregenic LLC dated September 20, 2006 (obligation assumed by the Company). (3)
10.14	Coregenic Professional Services Contract, between PocketFinder, LLC and Coregenic LLC dated September 27, 2006 (obligation assumed by the Company). (3)
10.15	Consulting Agreement between Location Based Technologies, Corp. and Michael Beydler dated October 3, 2006 (obligation assumed by the Company). (3)
10.16	Consulting Agreement between Location Based Technologies, Corp. and Roger Anderson dated July 10, 2006 (obligation assumed by the Company). (3)

10.17	Loan Promissory Note in the amount of $900,000 with PocketFinder, Inc. as maker and David Morse as payee dated November 28, 2005 (obligation assumed by the Company). (3)
10.18
M2M Telecommunications Services Agreement (portions of Attachment D to this Exhibit 99.1 have been omitted pursuant to a request for confidential treatment which has been approved by the Commission). (4)

10.19	Consulting Agreement between the Company and Brooks Secrest dated December 10, 2007. (13)
10.20	Consulting and Sales Representative Agreement between the Company and WhizBiz, LLC dated January 2, 2008. (13)
10.21	Reserved
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”) dated February 27, 2008. (6)
10.23	Technology License and Distribution Agreement between the Company and NXP dated February 27, 2008. (7)
10.24	Platform Development Agreement between the Company and NXP dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the Company and NXP dated February 27, 2008. (9)
10.26	Call Center Services Contract between the Company and 24/7 INtouch dated September 25, 2007. (14)
10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc. dated May 30, 2008. (10)
10.28	Business Development Consulting Agreement between the Company and The Scigliano Group dated March 1, 2008. (14)
10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr. dated August 15, 2008. (15)
10.30	Reserved
10.31	Consulting Services Agreement between the Company and Michael Dautermann dated October 16, 2008. (15)
10.32	Consent of Independent Registered Accounting Firm (15)
10.33	Loan Promissory Note Agreement for $625,000 between the Company and Gemini Master Fund, Ltd. dated November 18, 2008. (16)
10.34	Loan Promissory Note Agreement for $300,000 between the Company and Steve Finley dated December 24, 2008. (16)
10.35	Reserved
10.36	Professional Services Agreement between the Company and LoadRack, LLC dated January 28, 2009. (16)
10.37	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated January 30, 2009. (16)
10.38	Endorsement Agreement between the Company and John Riegger dated February 12, 2009. (16)
10.39	Senior Secured Promissory Note Agreement for $100,000 between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.40	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.41	Stock Purchase Agreement between the Company and Aaron Taylor dated May 15, 2009. (18)
10.42	Stock Purchase Agreement between the Company and ORI Services Corp. dated May 27, 2009. (19)
10.43	Promissory Note Agreement for $100,000 between the Company and Netgain Financial, Inc. dated May 27, 2009. (19)
10.44	Stock Purchase Agreement between the Company and Michael Flanagan dated June 5, 2009. (20)
10.45	Settlement Agreement and Release between the Company and the Redwood Parties. (20)
10.46	Senior Convertible Promissory Note Agreement for $250,000 between the Company and David Nagelberg dated July 24, 2009. (21)
10.47	Stock Purchase Agreement between the Company and Affinitas Corporation dated July 31, 2009. (21)
10.48	Extension Agreement between the Company and Gemini Master Fund, Ltd. dated August 20, 2009. (22)
10.49	Stock Purchase Agreement between the Company and David M. Morse, Jr. dated September 14, 2009. (23)
10.50	Stock Purchase Agreement between the Company and Robin Babcock dated September 15, 2009. (23)
10.51	Consulting Agreement between the Company and Tina Florance, CPA, dated May 1, 2009. (24)
10.52	Promissory Note Agreement for $300,000 between the Company and Alder Capital Partners I, L.P. dated July 6, 2009. (25)

10.53	Executive Employment Agreement between the Company and Rod Egdorf dated July 3, 2009. (26)**
10.54	Assistance Services Agreement between the Company and u-blox America, Inc. dated July 7, 2009. (26)
10.55	Reserved
10.56	Stock Purchase Agreement between the Company and Allen Simon dated November 2, 2009. (26)
10.57	Master Services Agreement between the Company and Affinitas Corporation dated November 30, 2009. (29)
10.58	Support Services Agreement between the Company and Spectrum Design Solutions, Inc. dated December 15, 2009. (29)
10.59	Statement of Work and Terms and Conditions for Time and Materials Project between the Company and Spectrum Design Solutions, Inc. dated January 15, 2010. (29)
10.60	Consulting Agreement between the Company and Vistal Capital Corp. dated February 1, 2010. (29)
10.61	Amended and Restated Convertible Promissory Note Agreement between the Company and Alder Capital Partners I, L.P. dated March 19, 2010. (27)
10.62	Extension Agreement between the Company and Steve Finley dated March 24, 2010. (30)
10.63	Consulting Services Agreement between the Company and Netgain Financial, Inc. dated April 29, 2010. (30)
10.64	Promissory Note Agreement between the Company and Rotary Partners LLC dated May 19, 2010. (30)
10.65	Promissory Note Agreement between the Company and Joseph Gallagi dated June 2, 2010. (30)
10.66	Consulting and Representative Services Agreement between the Company and SimCar Holdings, Inc. dated June 4, 2010. (30)
10.67	Consulting and Representative Services Agreement between the Company and Kay Strategies, Inc. dated June 14, 2010. (30)
10.68	Promissory Note Agreement between the Company and Jeffrey Motske dated June 14, 2010. (30)
10.69	Financial Advisory Agreement between the Company and ALTA Investments, LLC dated June 15, 2010. (30)
10.70	Patent Sale Agreement between the Company and Netgain Financial, Inc. dated June 28, 2010. (30)
10.71	Promissory Note Agreement between the Company and Robert Freedman dated July 2, 2010. (30)
10.72	Promissory Note Agreement between the Company and Michael Glazer dated July 21, 2010. (31)
10.73	Promissory Note Agreement between the Company and David Caspers dated August 27, 2010. (31)
10.74	Promissory Note Agreement between the Company and Jorge Pavez dated November 2, 2010. (31)
10.75	Promissory Note Agreement between the Company and Robert Wheat dated November 5, 2010. (31)
10.76	Promissory Note Agreement between the Company and David Caspers dated November 8, 2010. (31)
10.77	Promissory Note Agreement between the Company and Greggory Haugen dated November 11, 2010. (32)
10.78	Promissory Note Agreement between the Company and Greggory Haugen dated November 16, 2010. (32)
10.79	Promissory Note Agreement between the Company and Greggory Haugen dated December 1, 2010. (32)
10.80	Financing Agreement between the Company and Greggory Haugen dated December 1, 2010. (32)
10.81	Loan and Security Agreement between the Company and Silicon Valley Bank dated January 5, 2011. (32)
10.82	Consulting Agreement between the Company and Vision Advisors dated February 1, 2011. (33)
10.83	Extension Agreement between the Company and Robert Wheat dated February 5, 2011. (33)
10.84	Promissory Note Agreement between the Company and Adam Marcotte dated February 10, 2011. (33)
10.85	Extension Agreement between the Company and Greggory Haugen dated February 17, 2011. (33)
10.86	Promissory Note Agreement between the Company and Rolf Haugen dated February 18, 2011. (33)
10.87	Promissory Note Agreement between the Company and Richard Chenitz dated February 28, 2011. (33)
10.88	Extension Agreement between the Company and Jeffrey Motske dated March 1, 2011. (33)
10.89	Promissory Note Agreement between the Company and Darrel Hanna dated March 2, 2011. (33)
10.90	Extension Agreement between the Company and Rotary Partners LLC dated March 1, 2011. (33)
10.91	Promissory Note Agreement between the Company and Wes Schiffler dated March 4, 2011. (33)
10.92	Extension Agreement between the Company and Michael Glazer dated March 19, 2011. (33)
10.93	Promissory Note Agreement between the Company and Jeff Leu dated March 24, 2011. (33)
10.94	Promissory Note Agreement between the Company and Greggory Haugen dated March 24, 2011. (33)
10.95	Promissory Note Agreement between the Company and Jeff Leu dated April 18, 2011. (35)

10.96	Lease Agreement between the Company and The Irvine Company dated May 11, 2011. (34)
10.97	Promissory Note Agreement between the Company and Greggory Haugen dated May 26, 2011. (35)
10.98	Promissory Note Agreement between the Company and Jeff Leu dated June 2, 2011. (35)
10.99	Promissory Note Agreement between the Company and Greggory Haugen dated June 6, 2011. (35)
10.99a	Promissory Note Agreement between the Company and Ronny Rusli dated June 28, 2011. (37)
10.99b	Commercial Agreement (Spanish) between the Company and Radio Movil, DIPSA dated June 28, 2011. (36)
10.99c	Commercial Agreement (English Translation) between the Company and Radio Movil, DIPSA dated June 28, 2011. (36)
10.99d	Consulting & Representative Services Agreement between the Company and IS Consulting, Inc. dated July 1, 2011. (37)
10.99e	Consulting & Representative Services Agreement between the Company and IntroSell Network, LLC dated July 1, 2011. (37)
10.99f	Promissory Note Agreement between the Company and Jeff Parker dated July 12, 2011. (37)
10.99g	Common Stock Purchase Agreement between the Company and Purchasers dated July 21, 2011 (38)
10.99h	Form of Warrant Agreement. (39)
10.99i	Form of Warrant Agreement between the Silicon Valley Bank. (39)
10.99j	First Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated August 24, 2011. (39)
10.99k	First Amendment to Warrant to Purchase Stock between the Company and Silicon Valley Bank Financial Group dated August 24, 2011. (39)
10.99l	Promissory Note Agreement between the Company and Robert Ribciuc dated June 28, 2011.
10.99m	Promissory Note Agreement between the Company and Mark Anderson dated July 12, 2011.
10.99n	Promissory Note Agreement between the Company and Killer Whale Holdings dated July 12, 2011.
10.99o	Promissory Note Agreement between the Company and John Bowlsby dated July 12, 2011.
14.1	Code of Business Conduct and Ethics Policy (3)
21.1	Subsidiary of the Registrant
23.1	Consent of Independent Public Accountants
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SB-2”) and incorporated herein by this reference.
(2)	Filed as Exhibit 3.2 to registrant’s registration statement on Form S-1 filed with the SEC August 26, 2011 (Commission File No. 333-176514) (the “LBT S-1”) and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”).
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2009 8-K.
(10)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008.
(11)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2008.
(12)	Filed as Exhibit 3.01 to registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2008.
(13)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008.
(14)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008.
(15)	Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008.
(16)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2009.

(17)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
(18)	Filed as like-numbered exhibit to registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2009.
(19)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2009.
(20)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.
(21)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.
(22)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009.
(23)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2009.
(24)	Filed as Exhibit 10.44 to registrant’s Form 10-Q filed with the SEC on July 14, 2009.
(25)	Filed as Exhibit 10.45 to registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2009.
(26)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on November 30, 2009.
(27)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(28)	Filed as Exhibit 3.01 to registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010.
(29)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 19, 2010.
(30)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on July 20, 2010.
(31)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on December 14, 2010.
(32)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on January 14, 2011.
(33)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2011.
(34)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2011.
(35)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on July 13, 2011.
(36)	Filed as Exhibits 11.01 and 11.02 to registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2011.
(37)	Filed as Exhibits 11, 11.03, 11.04 and 11.05 to registrant’s Form 10-Q filed with the SEC on July 13, 2011.
(38)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2011.
(39)	Filed as like-numbered exhibits to registrant’s Form S-1 filed with the SEC on August 26, 2011.

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K
**	Indicates a management contract or compensatory arrangement.
***	Previously filed.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

November 29, 2011	By:	/s/ David M. Morse
David M. Morse,
Co-President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

November 29, 2011	/s/ David M. Morse David M. Morse, Co-President, Chief Executive Officer and Director (Principal Executive Officer)
November 29, 2011	/s/ Desiree Mejia Desiree Mejia, Chief Operating Officer and Director (Principal Financial and Principal Accounting Officer)
November 29, 2011	/s/ Joseph Scalisi Joseph Scalisi, Co-President, Chief Technology Officer and Director
November 29, 2011	/s/ Greggory S. Haugen Greggory S. Haugen Director
November 29, 2011	/s/ David L. Meyers David L. Meyers Director
November 29, 2011	/s/ Charles H. Smith Charles H. Smith Director
November 29, 2011	/s/ Ronald Warner Ronald Warner Director

Supplemental Information to be Furnished with Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.	No proxy statement, form of proxy, or other proxy soliciting material has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission when it is sent to security holders.