Form 10-Q
period 2011-11-30
Location Based Technologies, Inc.
filed 2012-01-17
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended November 30, 2011

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

As of January 17, 2012, there were 192,260,333 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2011 and August 31, 2011

	November 30,	August 31,
	2011	2011
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$920,168	$3,619,576
Accounts receivable, net of allowance	431,165	-
Inventory	5,007,508	24,809
Prepaid expenses and other assets	85,486	1,502,838
Manufacturing deposits	51,570	2,800,000

Total current assets	6,495,897	7,947,223

Property and equipment, net of accumulated depreciation	368,369	191,855

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,228,846	1,231,084
Deposits	30,000	30,000

Total other assets	1,258,846	1,261,084

TOTAL ASSETS	$8,123,112	$9,400,162

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,458,796	$1,329,689
Accrued officer compensation	911,082	914,765
Deferred revenue	390,180	-
Advances from officers	-	9,423
Accrued interest, advances from officers	-	39
Line of credit	1,000,000	1,000,000
Accrued interest, line of credit	5,417	5,597
Convertible notes payable	750,000	750,000
Accrued interest, convertible notes payable	169,158	168,534

Total current liabilities	4,684,633	4,178,047

TOTAL LIABILITIES	4,684,633	4,178,047

Commitments and contingencies	652,596	685,500

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 191,570,055 shares issued and outstanding at November 30, 2011 and August 31, 2011	129,170	129,170
Additional paid-in capital	41,752,408	41,752,408
Prepaid services paid in common stock	(73,332)	(293,333)
Accumulated deficit	(39,022,363)	(37,051,630)

Total stockholders' equity	2,785,883	4,536,615

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,123,112	$9,400,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30, 2011 and 2010
(Unaudited)

	For the three months ended November 30,
	2011	2010

Net revenue
Devices	$41,891	$1,020
Services	2,225	952
Consulting	-	-

Total net revenue	44,116	1,972

Cost of revenue
Devices	37,454	364
Services	42,261	4,426
Consulting	5,265	16
Other	169,747	-

Total cost of revenue	254,727	4,806

Gross loss	(210,611)	(2,834)

Operating expenses
General and administrative	448,514	103,300
Officer compensation	135,000	135,000
Professional fees	764,747	124,061
Rent	19,203	42,804
Research and development	356,299	46,326

Total operating expenses	1,723,763	451,491

Net operating loss	(1,934,374)	(454,325)

Other income (expense)
Financing costs	(15,970)	(244,754)
Amortization of beneficial conversion feature	-	(28,085)
Amortization of deferred financing costs	(2,501)	(27,769)
Interest income (expense), net	(17,109)	(120,500)
Foreign currency gain (loss), net	21	(4)

Total other income (expense)	(35,559)	(421,112)

Net loss before income taxes	(1,969,933)	(875,437)

Provision for income taxes	800	800

Net Loss	$(1,970,733)	$(876,237)

Accumulated Deficit:

Balance, beginning of period	$(37,051,630)	$(28,828,925)

Net Loss	$(1,970,733)	$(876,237)

Balance, end of period	$(39,022,363)	$(29,705,162)

Basic - Earnings (loss) per share	$(0.01)	$(0.01)

Basic - Weighted Average Number of Shares Outstanding	191,570,055	108,187,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2011 and 2010
(Unaudited)

	For the three months ended November 30,
	2011	2010

Cash Flows from Operating Activities
Net loss	$(1,970,733)	$(876,237)
Adjustment to reconcile net loss to net cash used in operating activities:
Recognition of loss on inventory purchase commitment	(32,904)	-
Depreciation and amortization	47,610	12,306
Amortization of beneficial conversion feature	-	28,085
Amortization of prepaid services paid-in common stock	220,001	39,924
Common stock issued for services	-	110,000
Common stock issued for financing costs	-	145,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(431,165)	-
(Increase) decrease in inventory	(4,982,699)	-
(Increase) decrease in prepaid expenses and other assets	1,417,352	(2,232)
(Increase) decrease in debt issuance/financing costs	-	(22,731)
(Increase) decrease in deposits	2,748,430	(17,841)
Increase (decrease) in accounts payable and accrued expenses	129,107	(187,447)
Increase (decrease) in deferred revenue	390,180	-
Increase (decrease) in accrued officer compensation	(3,683)	135,000
Increase (decrease) in accrued interest	405	19,462

Net cash used in operating activities	(2,468,099)	(616,211)

Cash Flows from Investing Activities
Purchase of property and equipment	(216,511)	-
Additions to patents and trademarks	(5,375)	-

Net cash used in investing activities	(221,886)	-

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	(9,423)	(26,175)
Proceeds from convertible notes payable	-	930,000
Repayment on convertible notes payable	-	(250,000)
Proceeds from notes payable	-	58,298
Repayment on notes payable	-	(13,000)

Net cash (used in) provided by financing activities	(9,423)	699,123

Net (decrease) increase in cash and cash equivalents	(2,699,408)	82,912

Cash and cash equivalents, beginning of period	3,619,576	267

Cash and cash equivalents, end of period	$920,168	$83,179

Supplemental disclosure of cash flow information:
Income taxes paid	$1,600	$-
Interest paid	$16,611	$100,514

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$-	$145,500
Issuance of common stock for services	$-	$110,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company designs, develops, and sells personal, pet, and vehicle locator devices and services including PocketFinder® People, PocketFinder® Pets, PocketFinder® Vehicles and VehicleFleetFinder™. The PocketFinder® is a small, completely wireless, location device that enables a user to locate a person, pet, vehicle or valuable item at any time from almost anywhere using Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies. The Company is located in Irvine, California.

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2011, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2011, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of November 30, 2011, had an accumulated deficit of $39,022,363. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources and/or revenue to enable it to continue operations. Management may need to raise additional financing through debt and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital or generating revenue. Further, even if the Company raises additional capital and/or generates additional revenue, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at November 30, 2011 and 2010 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the three months ended November 30, 2011, revenue from one of the Company’s customers amounted for $39,941 or 90.5% of total net revenue. Accounts receivable from this customer amounted to $430,121 or 99.8% of total accounts receivable.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of November 30, 2011 and 2010, the allowance for doubtful accounts amounted to $304,597.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of packaging supplies, components and finished goods at November 30, 2011.

Net losses on firm purchase commitments for inventory are recognized in accordance with FASB ASC 330 – Inventory, whereby losses arising from firm, uncancelable and unhedged commitments for the future purchase of inventory items are recognized in the current period. For the year ended August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. As of November 30, 2011, the liability from inventory purchase commitments totaled $652,596.

Fair Value of Financial Instruments

Pursuant to FASB ASC 820 – Fair Value Measurement and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet. The carrying value of cash, accounts receivable, inventory, accounts payable and notes payable approximate their fair value due to the short period to maturity of these instruments.

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of November 30, 2011 and August 31, 2011, the Company capitalized costs totaling $1,361,959 related to its website development.

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

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of November 30, 2011 and August 31, 2011, the Company capitalized $1,190,343 and $1,184,968, respectively, for patent related expenditures. As of November 30, 2011 and August 31, 2011, the Company capitalized $59,470 for trademark related expenditures.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks (Continued)

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $7,613 and $1,416 for the three months ended November 30, 2011 and 2010, respectively.

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not yet been recognized. As of November 30, 2011, deferred revenue amounted to $390,180 and consisted of the aggregate value of on-hand inventory of PocketFinder® devices held by a distributor.

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

In May 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable. Amortization expense related to this beneficial conversion feature amounted to $0 and $4,168 for the three months ended November 30, 2011 and 2010, respectively.

In June 2010, the Company recognized a beneficial conversion feature totaling $10,000 in connection with a $100,000 convertible note payable. Amortization expense related to this beneficial conversion feature amounted to $0 and $5,000 for the three months ended November 30, 2011 and 2010, respectively.

In November 2010, the Company recognized a beneficial conversion feature totaling $12,000 in connection with a $30,000 convertible note payable. Amortization expense related to this beneficial conversion feature amounted to $0 and 1,000 for the three months ended November 30, 2011 and 2010, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beneficial Conversion Feature of Convertible Notes Payable (Continued)

In November 2010, the Company recognized a beneficial conversion feature totaling $135,000 in connection with a $300,000 convertible note payable. Amortization expense related to this beneficial conversion feature amounted to $0 and $11,250 for the three months ended November 30, 2011 and 2010, respectively.

In November 2010, the Company recognized a beneficial conversion feature totaling $80,000 in connection with a $400,000 convertible note payable. Amortization expense related to this beneficial conversion feature amounted to $0 and $6,667 for the three months ended November 30, 2011 and 2010, respectively.

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

Device Sales Revenue – Revenue from the sales of PocketFinder® products is recognized upon shipment to website customers and upon delivery to distributors.  Reductions to revenue for product held at distributors are recognized as deferred revenue until product is “sold through” to retailers. Revenue is further reduced for expected future product returns based on management’s judgment using historical experience and expectation of future conditions.

Service Revenue – Service revenue consists of monthly service fees initiated by the customer upon activation of a PocketFinder® device. Services fees are billed and collected in advance of the service provided for that month. Service revenue is recognized upon collection from the customer.

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in cost of sales.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the three months ended November 30, 2011 and 2010, the Company incurred $356,299 and $46,326 of research and development costs, respectively.

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum franchise fee in its provision for income taxes for the three months ended November 30, 2011 and 2010.

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

2.             INVENTORY

Inventory at November 30, 2011 and 2010 consisted of the following:

	November 30,	August 31,
	2011	2011
Packaging supplies	$81,894	$13,129
Device components	2,308,786	11,680
Finished goods	2,616,828	-

Total inventory	$5,007,508	$24,809

3.             PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2011 and 2010 consisted of the following:

	November 30,	August 31,
	2011	2011
Website development costs	$1,361,959	$1,361,959
Machinery and equipment	374,642	168,024
Computer software	108,627	101,626
Computer and video equipment	40,777	40,777
Office furniture	37,692	34,800
	1,923,697	1,707,186

Less: accumulated depreciation and impairment adjustment	(1,555,328)	(1,515,331)

Total property and equipment	$368,369	$191,855

Depreciation expense for the three months ended November 30, 2011 and 2010 amounted to $39,997 and $10,890, respectively.  In addition, the Company recorded an impairment of its Website development costs in the amount of $1,361,959 during the year ended August 31, 2010, due to uncertainty concerning, at the time, its ability to obtain sufficient financing to bring its products to market.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

4.             RELATED PARTY TRANSACTIONS

Advances from Officers

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the three months ended November 30, 2011, there were no new advances from officers and repayments on advances totaled $9,423. In June 2011, $500,000 of advances from an officer was converted into 2,500,000 shares of the Company’s common stock at $0.20 per share. Outstanding advances from officers amounted to $0 as of November 30, 2011.

During the three months ended November 30, 2011, $55 of interest was accrued and $94 of interest was paid on officer advances. In August 2011, $105,433 of accrued interest on advances from an officer was converted into 527,165 shares of the Company’s common stock at $0.20 per share. Accrued interest on officer advances amounted to $0 as of November 30, 2011.

Services Provided

A relative of the Chief Operating Officer provides bookkeeping and accounting services to the Company for $2,500 per month. During the three months ended November 30, 2011, bookkeeping and accounting fees for this related party totaled $7,500.

On March 30, 2011, the Company entered into an Employment Letter of Intent (“LOI”) with a relative of the Company’s CEO and President, to act as Vice President of Customer Service. Under the terms of the LOI, the related party is paid compensation of $10,000 per month and 250,000 shares of the Company’s common stock as a signing bonus. The common stock was valued at $42,500 on the award date. During the three months ended November 30, 2011, compensation under this related party agreement totaled $30,000.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

5.             CONVERTIBLE NOTES PAYABLE

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

The Third Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of November 30, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

5.             CONVERTIBLE NOTES PAYABLE

$625,000 Senior Secured Promissory Note (Continued)

In June 2010, common shares personally owned by a Company officer which had been pledged as collateral for this note were surrendered to the creditor.

As of November 30, 2011, the note payable balance and accrued interest totaled $625,000 and $146,737, respectively.

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

The First Extension due date of November 18, 2009 was not extended further, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest as of November 30, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

5.             CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Senior Secured Promissory Note (Continued)

As of November 30, 2011, the note payable balance and accrued interest totaled $100,000 and $21,352, respectively.

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

As of November 30, 2011, the note payable balance and accrued interest totaled $25,000 and $1,069, respectively.

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

In accordance with the Loan Agreement, Silicon Valley Bank is entitled to a success fee equal to 6% warrant coverage of the credit line or $60,000 divided by a $0.20 share price upon the Company successfully raising new capital or equity in excess of $2,000,000.  The warrant shall be valid for five years from the time of issuance (see Note 9).

The Company must maintain certain financial covenants under the Loan Agreement. On August 24, 2011, the Company entered into a First Amendment to Loan and Security Agreement (“Amendment”) to waive existing and pending defaults for failing to comply with certain financial covenants. As such, the Company was not in covenant default under the Amendment as of November 30, 2011.

As of November 30, 2011, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $5,417, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

7.             COMMITMENTS AND CONTINGENCIES

Inventory Purchase Commitments

On July 20, 2011, the Company initiated a purchase order to manufacture the first 10,000 PocketFinder® devices. As of August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. The liability from inventory purchase commitments is relieved as the related inventory is sold. As of November 30, 2011, the balance of the liability from inventory purchase commitments amounted to $652,596.

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

Total rental expense on operating leases for the three months ended November 30, 2011 and 2010 was $19,203 and $42,804, respectively.

As of November 30, 2011, the future minimum lease payments are as follows:

For the Years Ending November 30,
2012	$76,043
2013	79,780
2014	83,663
2015	50,351

Total	$289,837

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

7.             COMMITMENTS AND CONTINGENCIES

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

In February 2011, the Company issued 3,000,000 shares of common stock in exchange for public relations advisory services. The shares were valued at $600,000, which represents the fair market value of the services provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

8.             EQUITY (Continued)

Common Stock (Continued)

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

In April 2011, the Company issued 321,429 shares of common stock in exchange for business development and sales representative services. The shares were valued at $45,000, which represents the fair market value of the services provided on the award date.

In April 2011, the Company issued 500,000 shares of common stock in connection with two Letter of Intent for Employment Agreements. The shares were valued at $85,000, which represents the fair market value of the services provided on the award date.

In April 2011, the Company issued 50,000 shares of common stock in exchange for accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the services provided on the award date.

In May 2011, the Company issued 20,000 shares of common stock in exchange for sales advisory services. The shares were valued at $3,200, which represents the fair market value of the services provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

In July 2011, the Company issued 4,318,750 shares of common stock in exchange for the conversion of $500,000 in related party advances from an officer and $363,750 of deferred officer compensation. The officer advances and deferred officer compensation were converted on the basis of $0.20 per share.

In July 2011, the Company issued 2,000,000 shares of common stock to two consultants in exchange for business development and sales representative services. The shares were valued at $440,000, which represents the fair market value of the services provided on the award date.

In July 2011, the Company issued 1,229,559 shares of common stock for the conversion of five promissory notes and accrued interest totaling $227,498 and $18,414, respectively. The promissory notes and accrued interest were converted on the basis of $0.20 per share.

In July 2011, the Company issued 150,000 shares of common stock for the conversion of accounts payable totaling $30,000. The accounts payable were converted on the basis of $0.20 per share.

In July 2011, the Company issued 65,000 shares of common stock to two consultants in exchange for consulting services related to technology development and accounting related advisory services. The shares were valued at $12,350, which represents the fair market value of the services provided on the award date.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

8.             EQUITY (Continued)

Common Stock (Continued)

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

In August 2011, the Company issued 597,165 shares of common stock in exchange for the conversion of $105,433 in accrued interest on advances from an officer and $14,000 of deferred officer compensation. The accrued interest on advances and deferred officer compensation were converted on the basis of $0.20 per share.

In August 2011, the Company issued 1,200,000 shares of common stock for the conversion of accrued finder’s fees and accounts payable totaling $281,109. The accrued finder’s fees and accounts payable were converted on the basis of $0.20 per share.

In August 2011, the Company issued 10,785,891 shares of common stock for the conversion of sixteen promissory notes and accrued interest totaling $1,965,000 and $192,178, respectively. The promissory notes and accrued interest were converted on the basis of $0.20 per share.

Prepaid Services Paid In Common Stock

In July 2011, the Company issued 2,000,000 shares of common stock to two consultants for business development and sales representative services valued at $440,000 on the award date to be amortized over from July 1, 2011 to December 31, 2011. Unamortized prepaid services paid in common stock related to such issuances amounted to $73,332 at November 30, 2011.

Warrants

Warrants to purchase up to 9,575,319 shares of the Company’s common stock are outstanding at November 30, 2011 (see Note 9).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

8.             EQUITY (Continued)

Stock Incentive Plan

On September 10, 2007, the directors and shareholders adopted a 2007 Stock Incentive Plan. The plan reserves 2,250,000 shares of common stock of the Company for issuance pursuant to options, grants of restricted stock or other stock-based awards. The plan is administered by the board of directors which has the power, pursuant to the plan, to delegate the administration of the plan to a committee of the board. No shares of common stock were granted under the plan during the three months ended November 30, 2011.

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

Warrants

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan personal guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $926,900. No warrants were exercised as of November 30, 2011.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $128,736. No warrants were exercised as of November 30, 2011.

9.             STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On July 29, 2011, the Company issued "Series T" warrants to purchase 1,787,500 common shares at $0.20 per share to placement agents in connection with the private placement. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $837,664. No warrants were exercised as of November 30, 2011.

On August 31, 2011, the Company issued “Series U” warrants to Silicon Valley Bank to purchase 300,000 common shares at $0.20 per share in connection with the private placement success fee. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $140,587. No warrants were exercised as of November 30, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

In addition to the above, at November 30, 2011, the Company had the following warrants outstanding:

Series	Number of Shares	Exercise Price	Expiration
A	1,500,000	$1.00	8/14/2012
B	750,000	$2.00	8/14/2012
C	120,000	$2.00	6/2/2013
I	20,161	$1.76	5/15/2012
J	22,936	$1.24	5/27/2012
K	15,901	$1.34	6/5/2012
L	115,385	$0.65	5/1/2012
M	96,849	$1.04	8/7/2012
N	32,468	$0.88	9/14/2012
O	68,671	$0.77	9/15/2012
P	410,448	$0.67	11/24/2012
Q	20,000	$0.75	11/2/2012
R	215,000	$0.68	12/16/2014

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

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

The components of the Company’s deferred tax asset as of November 30, 2011, are as follows:

Net operating loss carry forward and deductible temporary differences	$11,416,000
Valuation allowance	(11,416,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $264,000 for the three months ended November 30, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

10.           PROVISION FOR INCOME TAXES (Continued)

As of November 30, 2011, the Company had federal and state net operating loss carryforwards of approximately $28,663,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2031.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of November 30, 2011 and August 31, 2011, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2007, and by state taxing authorities for tax years prior to 2006.

11.           SUBSEQUENT EVENTS

On December 1, 2011, the Company issued 250,000 shares of common stock to a consultant in exchange for consulting services related to business development. The shares were valued at $90,000, which represents the fair market value of the services provided on the award date.

On December 1, 2011, the Company issued 150,000 shares of common stock to three consultants in exchange for consulting services related to technology development. The shares were valued at $54,000, which represents the fair market value of the services provided on the award date.

On December 1, 2011, the Company issued 90,278 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $32,500, which represents the fair market value of the services provided on the award date.

On December 1, 2011, the Company issued 50,000 shares of common stock to a consultant in exchange for legal advisory services. The shares were valued at $18,000, which represents the fair market value of the services provided on the award date.

On December 1, 2011, the Company issued 50,000 shares of common stock to a consultant and related party in exchange for customer service related advisory services. The shares were valued at $18,000, which represents the fair market value of the services provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

11.           SUBSEQUENT EVENTS (Continued)

On December 1, 2011, the Company issued 100,000 shares of common stock to an employee in accordance with an employment agreement. The shares were valued at $36,000, which represents the fair market value of the services provided on the award date.

On January 9, 2012, the Company received verbal approval from Silicon Valley Bank that the $1,000,000 line of credit due on January 5, 2012 would be extended for 90 days to April 4, 2012. In addition, all debt covenants were waived. All other terms and conditions will remain unchanged.

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

Our Business.  We design, develop, and sell leading-edge personal locator devices and services. Our devices utilize Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies in conjunction with our patented, proprietary hardware and software to allow users to locate their devices in real time.  Our flagship product, the PocketFinder, is a small, completely wireless, location device that enables users to locate a person, pet, vehicle or other valuable item at any time from almost anywhere.  The device location can be obtained by logging on to our website (www.pocketfinder.com) or by using the PocketFinder iPhone, iPod touch, or iPad App.  Customers may also access the website from their Android, Windows Mobile, or BlackBerry smartphones. The PocketFinder can also push near real time location information to users via email or SMS Text Message.

In addition to the PocketFinder, we also developed several other related products which include: PocketFinder People, PocketFinder Pets, PocketFinder Vehicles, PocketFinder Mobile, PocketFinder XL and VehicleFleetFinder devices.  These products are all based on the PocketFinder technology and will be utilized to serve strategic vertical markets.  Over the course of the last several months it has become clear to us that our business will include both consumer and commercial applications for our products.  It has also become clear that the opportunity in the commercial market segment is at least as robust as the opportunity in the consumer market segment.

Sales of both the PocketFinder Vehicle device and the PocketFinder device through the Online Apple Store began in the middle of October 2011 with the sales in Apple Retail Stores beginning incrementally throughout the months of October and November 2011.  Devices are now available for purchase throughout the U.S. and Canada exclusively at Apple Retail Stores, the Online Apple Store and will soon be available for purchase through our own website.  Although it is very early in our initial sales cycle, we have seen a steady increase in the number of device activations week over week during the last six weeks of 2011.

Recently developed and released new feature rich Apps for the iPhone, iPod touch, and iPad, to which customer response has been overwhelmingly positive.  These Apps allow users to maximize the functionality and benefits of their various PocketFinder devices.  The new iPhone and the native iPad Apps are free downloads and available through the iTunes Store.  They deliver the ability to set up and manage PocketFinder devices while the user is on the go throughout the day or night and from virtually anywhere in the world that the user’s phone has connectivity.  Android, BlackBerry, and Windows Mobile Professional 6.0 Operating Systems are able to access the existing www.pocketfinder.com website to manage and set up accounts.  We plan to continue to update our SmartPhone Apps that turn a GPS enabled SmartPhone into a “PocketFinder” like device so that its location is visible to other members in a user’s account without the necessity of buying additional PocketFinder devices.  These GPS mobile applications interact with our easy to use web-based interface from any telecom GSM or Code Division Multiple Access (“CDMA”) network.

In response to specific customer demand for a small location device that delivered as much as 30 days of battery life for asset tracking and, more specifically, the shipping of high value parts and/or products, we developed PocketFinder XL, an extended battery life product.  We are currently testing the pilot run of PocketFinder XL units.  Once we are satisfied with their performance quality, we will deliver the beta units to select companies and governmental organizations for review and testing in order to generate purchase orders. We anticipate delivering the devices to our potential customers in 2012.

Through our Professional Services Agreement with Loadrack.com, LLC, we developed a robust User Interface designed for the trucking and freight monitoring industry.  We assisted LoadRack.com in building a dynamic, near real time, Internet-based system that will increase the efficiency of moving produce and refrigerated items, ensure the safety of temperature controlled foods during transport, and increase on-time deliveries of foods and perishable products.  LoadRackTracker (“LRT”) is positioning to be the premier provider of truck and load matching with this industry first near real time asset tracking application.  Their advanced application allows shippers, carriers, and truck brokers to optimize resources and coordination by procuring available trucks and loads while ensuring load integrity across the supply chain.  Accessed via the Internet, the system allows users to determine load location and status, view zones, monitor load temperatures, facilitate route changes, and effectively manage equipment problems and delays.  This opportunity represents a way to leverage a vast vertical market by applying the company’s cutting edge PocketFinder Network with its smartphone and hardware applications to enhance the way commerce is moved, contain costs, and facilitate the delivery of goods to stores cheaper, better and faster throughout the United States.

We have begun to sell devices to LRT and anticipate increased sales in 2012.  We plan to work closely with LRT to grow their customer base which will also allow both companies to achieve significant cash flow benefits.  .

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

In some measure, due to the dramatic downturn in the economy, we see evidence of market demand for location-based services that allow business that are seeking tighter cost controls to better manage key assets and families, who are more mobile than ever, access to a solution that helps them to keep in touch with one another in an increasingly busy and highly mobile world.  In July 2010, Frost & Sullivan projected growth of location based services (“LBS”) for wireless carriers to be $1.58 billion in 2015.  In their study they stated, “In tandem with smartphone advances, carriers are making their networks and locating capability more accessible to LBS application developers.”  We are well positioned for this movement and working closely to utilize carrier based location information to enhance the in-door performance of the PocketFinder family of products.

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

We are aggressively moving the PocketFinder family of products web-based features and functionality onto more functional mobile platforms to better meet the needs of our highly mobile society.  We are seeing similar demands and requirements in families and in businesses.  By taking advantage of the latest in GPS, GSM, and Internet technology, small and medium sized businesses will be able to more effectively and efficiently manage their mobile assets and key human resources as well as to carefully monitor the shipping and delivery of high value assets.  Although we are only selling devices in the US and Canada, we find that many people have purchased our devices while visiting the US and then returned home to activate.  Global usage now comprises much of Europe, Russia, Romania, Ukraine, Mexico, China, Hong Kong, Australia, many countries in South America, and more are added each week.

In addition, vertical applications we receive customer feedback from include: outdoor enthusiasts, adult children of the elderly, elder care providers of patients with Alzheimer’s and dementia, special needs providers for those with disabilities, pet owners, and for the tracking and recovery of valuable property and luggage while traveling.  Our device is only fifty millimeters in diameter (about 2 inches).  It fits easily into a child’s pocket, into a backpack, or onto a belt.  The PocketFinder People and PocketFinder Pets devices will come with a form-fitting silicone pouch that can easily slide onto a belt or a pet’s collar.

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

Our Personal Locator Services. Our products are currently being sold through the Online Apple Store, Apple Retail Stores and will soon be sold through our website.  We provide customer service and support in the United States through existing, award winning call centers owned by Affinitas.  In the consumer market we are seeing multiple vertical market segments including the following:

●	Parents of young children (primarily 5 to 12 years of age) who seek the peace of mind of being able to know that their children are where they are supposed to be when they are supposed to be there;
●	Families with loved ones who are Autistic or have Down Syndrome, Alzheimer’s, etc.;
●	1st time family drivers or for added security in heavy snow States;
●	Elder Care support and applications
●	Pet care and location capability; and
●	Asset tracking and location capability: cars, trucks, snowmobiles, fleet management, luggage, boats, RVs, and other high-valued assets.

Our Intellectual Property Investment.  We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover many aspects of the PocketFinder, its operating system and user interface.  We have expanded and filed additional claims this fiscal year that cover new aspects of the PocketFinder People device, its operating system and user interface.  Our intellectual property portfolio includes 28 issued US patents, 10 pending US patents, 7 pending foreign patents, 6 PCT filings, 17 registered trademarks and 4 Madrid protocol trademark cases.

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

Our Target Markets and Marketing Strategy.  We provide wireless location based solutions for global positioning products and with its proprietary “friendly user interface” software system.  Our PocketFinder family of products delivers rugged, compact products with near real time location-based information over its proprietary server architecture.  Our products optimize the way families stay connected with one another, for pet owners to know where their pets are on demand, and provide solutions for asset tracking – such as shipping of high value assets or LoadRackTracker’s trucking solution for controlled temperature environments.  We have the ability to provide platform support for the integration of other location-based GPS services within our applications in order to simplify the customers need to manage all location-based devices in one easy tool.

We recently launched the PocketFinder and PocketFinder Vehicle in the United States and in Canada through the Apple Online Store and Apple Retail Stores. We anticipate that PocketFinder Pets will be available for purchase on our website sometime in the first quarter of 2012. We are also working on several “white label” marketing opportunities.  In addition, licensing opportunities are being explored on the international front.

Our marketing initiatives will include:

●	Licensing opportunities for the products in international areas or regions;
●	Self-branded or “white label” opportunities for niche market or vertical market sales;
●	Affinity group marketing and outreach opportunities;
●	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters; and
●	Retail distribution initiatives.

Our Revenue Sources.  We expect our revenues to be derived from the following sources:

●	Potential licensing fees;
●	Organizations that will self-brand the PocketFinder for specialized niche markets (“white label”);
●	Personal Locator device sales to retailers;
●	Personal Locator device sales through affinity groups and through our website;
●	Personal Locator device accessory sales; and
●	Monthly recurring service fees.

Our Growth Strategy.  Our objective is to become a premier provider of personal and asset location services in the Location Based Services market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for their children, their pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

●	A mass market retail price of under $150.00 for Personal Location devices (customized trucking solutions with additional features and capabilities will be sold at a higher cost);
●	A basic monthly service fee in the U.S. for Personal Locator devices of $12.95 with multiple convenient access points (Smartphone and/or via the Internet);
●	Ease of use at the location interface point as well as with the device; and
●	Rugged design that meets the rigors of an active child or pet.

Our Competition.  Personal location and property tracking devices are beginning to significantly penetrate the marketplace.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of such devices is recognized and mass market adoption begins.

Our competitors include, but are not limited to: Geospatial Platform Providers, Application Developers, Zoombak, Garmin’s GTU-10, Qualcomm’s Tagg, Lo-Jack, and SpotLight.  These competitors may be better financed, or have greater marketing and scientific resources than we do.

In related markets, GPS devices have become widely used for automotive and marine applications where line-of-sight to GPS satellites is not a significant issue.  Manufacturers such as Garmin, Navman, Magellan, TomTom, Pharos, NovAtel and DeLorne are finding a market interested in using these products for both business and leisure purposes.  As a result, use of GPS technology in devices such as chart plotters, fitness and training devices, fish finders, laptop computers, and personal digital assistant (“PDA”) location devices are gaining significant market acceptance and commercialization.  Prices range from $100.00 to several thousand dollars.  We expect that increasing consumer demand in these markets will drive additional applications and lower price points.

Government Regulation.  We are subject to federal, state and local laws and regulations applied to businesses generally as well as Federal Communications Commission, Internationale Canada (“IC”) and CE (European Economic Area) wireless device regulations and controls.  We believe that we are in conformity with all applicable laws in all relevant jurisdictions.  We are currently seeking NOM and NYCE certifications in order to begin sales in Mexico.  We do not believe that we are subject to any environmental laws and regulations of the United States and the states in which we operate.

Our Research and Development.  As cash becomes available we will continue to invest in ongoing research and development to enhance the size and performance of our existing products as well as to customize products to better fit specific vertical market needs and requirements.  We will continue to work with our manufacturer and several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, Iridium Satellite connectivity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value in the market.  We anticipate ongoing involvement with some level of developmental activity throughout the foreseeable future.

Employees and Outsourced Assistance.  We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Mrs. Mejia, our Chief Operating Officer, and Mr. Gregory Gaines, our Chief Marketing and Sales Officer, currently devote 100% of their business time to our operations.  In addition to our new Board members, we have added several key contractors with customer service, business development, and sales leadership experience.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced organizations contracted to provide respective services.  The company will remain focused on our core competency of providing location devices and services.

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

RESULTS OF OPERATIONS

For the three months ended November 30, 2011 as compared to the three months ended November 30, 2010.

Revenue.  For the three months ended November 30, 2011, we generated $44,116 of net revenue as compared to $1,972 of net revenue for the three months ended November 30, 2010.  Net revenue for the three months ended November 30, 2011, consisted of $32,899 from the sales of PocketFinder People devices, $8,952 from the sales of PocketFinder Vehicle devices and $2,225 from monthly subscription service income.

Cost of Revenue.  For the three months ended November 30, 2011, cost of revenue totaled $254,727 resulting in a negative gross margin as compared to $4,806 for the three months ended November 30, 2010.  The cost of revenue was significantly higher than net revenue during the three months ended November 30, 2011, as we incurred labor and cost overages to accelerate our initial production run to meet our distributor delivery deadlines.  In addition, certain fixed overhead charges contributed to the negative gross margin.

Operating Expenses.  For the three months ended November 30, 2011, our total operating expenses were $1,723,763 as compared to total operating expenses of $451,491 for the three months ended November 30, 2010.  Operating expenses increased by $1,272,272 or 282% in 2011 from 2010.  The increase in operating expenses is primarily attributed to the following:

•
A $345,214 increase in general and administrative expenses to $448,514 for the three months ended November 30, 2011, as compared to $103,300 for the three months ended November 30, 2010.  The increase in general and administrative expenses in 2011 as compared to 2010 is due to the following:

o	Increase in advertising fees to market our products;
o	Increase in insurance costs as a result of increasing our product liability coverage;
o	Increase in computer expenses related to our website and development of the PocketFinder apps;
o	Recognition of board of directors fees upon the establishment of the board in October 2011.

•
A $640,686 increase in professional fees to $764,747 for the three months ended November 30, 2011, as compared to $124,061 for the three months ended November 30, 2010.  The increase in professional fees is primarily attributed to a significant increase in legal fees to prepare the filing of our registration statement on Form S-1.  In addition, professional fees increased due to the addition of seven consultants specializing in sales and marketing, business development, financial services, technology, and customer service.  Professional fees totaling $158,500 accrued at November 30, 2011were settled with the issuance of common stock in December 2011;

•
A $309,973 increase in research and development costs to $356,299 for the three months ended November 30, 2011, as compared to $46,326 for the three months ended November 30, 2010, as we increased R&D activities related to our PocketFinder XL device; and

•
The increases above were offset by a $23,601 decrease in rent to $19,203 for the three months ended November 30, 2011, as compared to $46,326 for the three months ended November 30, 2010, due to moving to smaller office space in Irvine.

Other Expenses.  For the three months ended November 30, 2011, we reported other expenses consisting of net interest expense, financing costs, amortization of deferred financing costs and foreign currency gains totaling $35,559 as compared to $421,112 for the three months ended November 30, 2010.  The decrease in other expenses is due to a reduction in interest expense as a majority of our convertibles notes payable were converted in July and August 2011.  In addition, there was a significant reduction in finder’s fees and financing activities following the private placement in July 2011.

Net Loss.  For the three months ended November 30, 2011, we reported a net loss of $1,970,733 as compared to a net loss of $876,237 for the three months ended November 30, 2010, primarily due to increases in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $920,168 as of November 30, 2011, as compared to $3,619,576 as of August 31, 2010.  The decrease in cash as of November 30, 2011, as compared to August 31, 2011 is attributed to the purchase of device components and the production of PocketFinder devices.

Inventory totaled $5,007,508 as of November 30, 2011, as compared to $24,809 as of August 31, 2011 and consisted of $81,894 of packaging supplies, $2,308,786 of device components and $2,616,828 of finished goods.

Prepaid expenses totaled $85,486 as of November 30, 2011, as compared to $1,502,838 as of August 31, 2011 and primarily consisted of prepaid insurance and commissions.  The decrease in prepaid expenses as of November 30, 2011 from August 31, 2011 is the result of recognizing approximately $1.4 million in prepaid manufacturing costs at August 31, 2011; whereby, there were no such costs at November 30, 2011.

Manufacturing deposits totaled $51,570 as of November 30, 2011, as compared to $2,800,000 as of August 31, 2011.  The decrease is the result of using deposits to purchase inventory components and manufacture PocketFinder devices from August 31, 2011 to November 30, 2011.

As of November 30, 2011, the total of our property and equipment, less accumulated depreciation, was a net value of $368,369, compared to the net value of $191,855 for our property and equipment, less accumulated depreciation, as of August 31, 2011.  The increase is primarily due to the development of more robust PocketFinder apps and the purchase of tooling and equipment for device production.

Other assets, consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of the security deposit for our office lease and amounted to $30,000 as of November 30, 2011 and August 31, 2011.  Patents and trademarks, net of amortization, amounted to $1,228,846 as of November 30, 2011, as compared to $1,231,084 as of August 31, 2011.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of November 30, 2011, were $8,123,112 as compared to our total assets as of August 31, 2011, which were $9,400,162.  The decrease in our total assets between the two periods was primarily due to a decrease in cash that was offset by an increase in inventory as previously discussed.

As of November 30, 2011, our accounts payable and accrued expenses were $1,458,796 as compared to $1,329,689 as of August 31, 2011.

As of November 30, 2011, accrued officer compensation was $911,082 as compared to $914,765 as of August 31, 2011.

There were no outstanding advances from officers or related accrued interest as of November 30, 2011, as compared to $9,462 as of August 31, 2011.  Advances from officers and accrued interest at August 31, 2011 were paid off in September 2011.

Convertible notes payable and related accrued interest totaled $919,158 as of November 30, 2011, as compared to $918,534 as of August 31, 2011.  The $750,000 in convertible promissory notes are short term, to be repaid out of future operating cash flow.
The outstanding balance on our line of credit and accrued interest totaled $1,000,000 and $5,417, respectively, as of November 30, 2011.

On January 5, 2011, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit originally expiring January 5, 2012.  On August 24, 2011, the Loan and Security Agreement was amended by a First Amendment to Loan and Security Agreement to waive existing and pending defaults on loan covenants.  On January 9, 2012, the Company received verbal approval from Silicon Valley Bank that the credit line would be extended for 90 days and due on April 4, 2012.  In addition, all the debt covenants were waived. All other terms and conditions will remain unchanged.  The outstanding balance and accrued interest due on the line of credit totaled $1,005,417 as of November 30, 2011.  Silicon Valley Bank was granted a security interest in all of our personal property.  Prior to its First Amendment, the Loan and Security Agreement contained certain financial covenants including minimum levels of accounts receivable and a specific amount of outside financing to be attained by certain dates.  We did not meet the financial covenants as they came due, but under the First Amendment to Loan and Security Agreement the defaults were waived and the financial covenants were adjusted.

Commitments as of November 30, 2011, amounted to $652,596 as compared to $685,500 as of August 31, 2011, and consisted of the liability on losses from inventory purchase commitments recognized in August 2011.

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

CASH REQUIREMENTS

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail distribution.  Since our inception, we have generated significant losses.  As of November 30, 2011, we had an accumulated deficit of $39,022,363 and we expect to incur continual losses until sometime in calendar year 2013.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of November 30, 2011, we had $920,168 in cash and cash-equivalents.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and launch of the PocketFinder family of products.  We also expect to fund additional inventory and any necessary general overhead requirements.

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

In order to facilitate the testing of devices as they come off of the production line, we purchased test equipment which enables our manufacturer to determine each device’s fidelity. The test equipment is currently being used at Jabil’s San Jose facility, where the first 50,000 devices are being produced. If we move to another Jabil facility for further production, we might be required to purchase additional test equipment.

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

Product Research and Development

We plan to continue to develop new product enhancements to our existing product on the market including PocketFinder People and PocketFinder Vehicles.  We are currently in the final process of testing the PocketFinder XL (“extended life”) devices.

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

Off-Balance Sheet Arrangements

As of November 30, 2011, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2011, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department, and a limited corporate governance structure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On December 1, 2011, the Company issued 250,000 shares of common stock to a consultant in exchange for consulting services related to business development. The shares were valued at $90,000, which represents the fair market value of the services provided on the award date.

On December 1, 2011, the Company issued 150,000 shares of common stock to three consultants in exchange for consulting services related to technology development. The shares were valued at $54,000, which represents the fair market value of the services provided on the award date.

On December 1, 2011, the Company issued 90,278 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $32,500, which represents the fair market value of the services provided on the award date.

On December 1, 2011, the Company issued 50,000 shares of common stock to a consultant in exchange for legal advisory services. The shares were valued at $18,000, which represents the fair market value of the services provided on the award date.

On December 1, 2011, the Company issued 50,000 shares of common stock to a consultant and related party in exchange for customer service related advisory services. The shares were valued at $18,000, which represents the fair market value of the services provided on the award date.

On December 1, 2011, the Company issued 100,000 shares of common stock to an employee in accordance with an employment agreement. The shares were valued at $36,000, which represents the fair market value of the services provided on the award date.

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

ITEM 5.  OTHER INFORMATION

On October 25, 2011, the Board of Directors increased the number of directors from three to seven and appointed Greggory Haugen, Charles “Chuck” Smith, David Meyers and Ronald Warner to the Company’s Board of Directors.  On December 2, 2011 the Board of Directors created Audit, Compensation and Governance & Nominating Committees and appointed the directors to these committees as follows:

Compensation Committee: Chuck Smith – Chair, Ron Warner, David Meyers

Audit Committee: David Meyers – Chair, Ron Warner, Chuck Smith

Governance & Nominating Committee: Ronald Warner – Chair, Chuck Smith, David Meyers

In addition, Greggory Haugen was appointed Lead Director.

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

10.19	Consulting Agreement between the Company and Brooks Secrest dated December 10, 2007. (13)
10.20	Consulting and Sales Representative Agreement between the Company and WhizBiz, LLC dated January 2, 2008. (13)
10.21	Reserved
10.22	Framework Agreement between the Company and NXP Software, B.V. (“NXP”) dated February 27, 2008. (6)
10.23	Technology License and Distribution Agreement between the Company and NXP dated February 27, 2008. (7)
10.24	Platform Development Agreement between the Company and NXP dated February 27, 2008. (8)
10.25	Assistance Services Agreement between the Company and NXP dated February 27, 2008. (9)

10.26	Call Center Services Contract between the Company and 24/7 INtouch dated September 25, 2007. (14)
10.27	Manufacturing Services Agreement between the Company and Jabil Circuit, Inc. dated May 30, 2008. (10)
10.28	Business Development Consulting Agreement between the Company and The Scigliano Group dated March 1, 2008. (14)
10.29	Consulting Services Agreement between the Company and Richard Mejia, Jr. dated August 15, 2008. (15)
10.30	Reserved
10.31	Consulting Services Agreement between the Company and Michael Dautermann dated October 16, 2008. (15)
10.32	Consent of Independent Registered Accounting Firm (15)
10.33	Loan Promissory Note Agreement for $625,000 between the Company and Gemini Master Fund, Ltd. dated November 18, 2008. (16)
10.34	Loan Promissory Note Agreement for $300,000 between the Company and Steve Finley dated December 24, 2008. (16)
10.35	Reserved
10.36	Professional Services Agreement between the Company and LoadRack, LLC dated January 28, 2009. (16)
10.37	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated January 30, 2009. (16)
10.38	Endorsement Agreement between the Company and John Riegger dated February 12, 2009. (16)
10.39	Senior Secured Promissory Note Agreement for $100,000 between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.40	Loan Extension Agreement between the Company and Gemini Master Fund, Ltd. dated May 7, 2009. (17)
10.41	Stock Purchase Agreement between the Company and Aaron Taylor dated May 15, 2009. (18)
10.42	Stock Purchase Agreement between the Company and ORI Services Corp. dated May 27, 2009. (19)
10.43	Promissory Note Agreement for $100,000 between the Company and Netgain Financial, Inc. dated May 27, 2009. (19)
10.44	Stock Purchase Agreement between the Company and Michael Flanagan dated June 5, 2009. (20)
10.45	Settlement Agreement and Release between the Company and the Redwood Parties. (20)
10.46	Senior Convertible Promissory Note Agreement for $250,000 between the Company and David Nagelberg dated July 24, 2009. (21)
10.47	Stock Purchase Agreement between the Company and Affinitas Corporation dated July 31, 2009. (21)
10.48	Extension Agreement between the Company and Gemini Master Fund, Ltd. dated August 20, 2009. (22)
10.49	Stock Purchase Agreement between the Company and David M. Morse, Jr. dated September 14, 2009. (23)
10.50	Stock Purchase Agreement between the Company and Robin Babcock dated September 15, 2009. (23)
10.51	Consulting Agreement between the Company and Tina Florance, CPA, dated May 1, 2009. (24)
10.52	Promissory Note Agreement for $300,000 between the Company and Alder Capital Partners I, L.P. dated July 6, 2009. (25)
10.53	Executive Employment Agreement between the Company and Rod Egdorf dated July 3, 2009. (26)**
10.54	Assistance Services Agreement between the Company and u-blox America, Inc. dated July 7, 2009. (26)
10.55	Reserved
10.56	Stock Purchase Agreement between the Company and Allen Simon dated November 2, 2009. (26)
10.57	Master Services Agreement between the Company and Affinitas Corporation dated November 30, 2009. (29)
10.58	Support Services Agreement between the Company and Spectrum Design Solutions, Inc. dated December 15, 2009. (29)
10.59	Statement of Work and Terms and Conditions for Time and Materials Project between the Company and Spectrum Design Solutions, Inc. dated January 15, 2010. (29)
10.60	Consulting Agreement between the Company and Vistal Capital Corp. dated February 1, 2010. (29)
10.61	Amended and Restated Convertible Promissory Note Agreement between the Company and Alder Capital Partners I, L.P. dated March 19, 2010. (27)
10.62	Extension Agreement between the Company and Steve Finley dated March 24, 2010. (30)
10.63	Consulting Services Agreement between the Company and Netgain Financial, Inc. dated April 29, 2010. (30)
10.64	Promissory Note Agreement between the Company and Rotary Partners LLC dated May 19, 2010. (30)
10.65	Promissory Note Agreement between the Company and Joseph Gallagi dated June 2, 2010. (30)
10.66	Consulting and Representative Services Agreement between the Company and SimCar Holdings, Inc. dated June 4, 2010. (30)

10.67	Consulting and Representative Services Agreement between the Company and Kay Strategies, Inc. dated June 14, 2010. (30)
10.68	Promissory Note Agreement between the Company and Jeffrey Motske dated June 14, 2010. (30)
10.69	Financial Advisory Agreement between the Company and ALTA Investments, LLC dated June 15, 2010. (30)
10.70	Patent Sale Agreement between the Company and Netgain Financial, Inc. dated June 28, 2010. (30)
10.71	Promissory Note Agreement between the Company and Robert Freedman dated July 2, 2010. (30)
10.72	Promissory Note Agreement between the Company and Michael Glazer dated July 21, 2010. (31)
10.73	Promissory Note Agreement between the Company and David Caspers dated August 27, 2010. (31)
10.74	Promissory Note Agreement between the Company and Jorge Pavez dated November 2, 2010. (31)
10.75	Promissory Note Agreement between the Company and Robert Wheat dated November 5, 2010. (31)
10.76	Promissory Note Agreement between the Company and David Caspers dated November 8, 2010. (31)
10.77	Promissory Note Agreement between the Company and Greggory Haugen dated November 11, 2010. (32)
10.78	Promissory Note Agreement between the Company and Greggory Haugen dated November 16, 2010. (32)
10.79	Promissory Note Agreement between the Company and Greggory Haugen dated December 1, 2010. (32)
10.80	Financing Agreement between the Company and Greggory Haugen dated December 1, 2010. (32)
10.81	Loan and Security Agreement between the Company and Silicon Valley Bank dated January 5, 2011. (32)
10.82	Consulting Agreement between the Company and Vision Advisors dated February 1, 2011. (33)
10.83	Extension Agreement between the Company and Robert Wheat dated February 5, 2011. (33)
10.84	Promissory Note Agreement between the Company and Adam Marcotte dated February 10, 2011. (33)
10.85	Extension Agreement between the Company and Greggory Haugen dated February 17, 2011. (33)
10.86	Promissory Note Agreement between the Company and Rolf Haugen dated February 18, 2011. (33)
10.87	Promissory Note Agreement between the Company and Richard Chenitz dated February 28, 2011. (33)
10.88	Extension Agreement between the Company and Jeffrey Motske dated March 1, 2011. (33)
10.89	Promissory Note Agreement between the Company and Darrel Hanna dated March 2, 2011. (33)
10.90	Extension Agreement between the Company and Rotary Partners LLC dated March 1, 2011. (33)
10.91	Promissory Note Agreement between the Company and Wes Schiffler dated March 4, 2011. (33)
10.92	Extension Agreement between the Company and Michael Glazer dated March 19, 2011. (33)
10.93	Promissory Note Agreement between the Company and Jeff Leu dated March 24, 2011. (33)
10.94	Promissory Note Agreement between the Company and Greggory Haugen dated March 24, 2011. (33)
10.95	Promissory Note Agreement between the Company and Jeff Leu dated April 18, 2011. (35)
10.96	Lease Agreement between the Company and The Irvine Company dated May 11, 2011. (34)
10.97	Promissory Note Agreement between the Company and Greggory Haugen dated May 26, 2011. (35)
10.98	Promissory Note Agreement between the Company and Jeff Leu dated June 2, 2011. (35)
10.99	Promissory Note Agreement between the Company and Greggory Haugen dated June 6, 2011. (35)
10.99a	Promissory Note Agreement between the Company and Ronny Rusli dated June 28, 2011. (37)
10.99b	Commercial Agreement (Spanish) between the Company and Radio Movil, DIPSA dated June 28, 2011. (36)
10.99c	Commercial Agreement (English Translation) between the Company and Radio Movil, DIPSA dated June 28, 2011. (36)
10.99d	Consulting & Representative Services Agreement between the Company and IS Consulting, Inc. dated July 1, 2011. (37)
10.99e	Consulting & Representative Services Agreement between the Company and IntroSell Network, LLC dated July 1, 2011. (37)
10.99f	Promissory Note Agreement between the Company and Jeff Parker dated July 12, 2011. (37)
10.99g	Common Stock Purchase Agreement between the Company and Purchasers dated July 21, 2011 (38)
10.99h	Form of Warrant Agreement. (39)
10.99i	Form of Warrant Agreement between the Silicon Valley Bank. (39)
10.99j	First Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated August 24, 2011. (39)
10.99k	First Amendment to Warrant to Purchase Stock between the Company and Silicon Valley Bank Financial Group dated August 24, 2011. (39)
10.99l	Promissory Note Agreement between the Company and Robert Ribciuc dated June 28, 2011. (40)
10.99m	Promissory Note Agreement between the Company and Mark Anderson dated July 12, 2011. (40)
10.99n	Promissory Note Agreement between the Company and Killer Whale Holdings dated July 12, 2011. (40)
10.99o	Promissory Note Agreement between the Company and John Bowlsby dated July 12, 2011. (40)

10.99p	Employment Agreement between the Company and Gregory Gaines dated October 5, 2011.
14.1	Code of Business Conduct and Ethics Policy (3)
21.1	Subsidiary of the Registrant Location Based Technologies, Ltd. (an England and Wales private and limited company)
31.1	Sarbanes Oxley Act Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Act Section 302 Certification of Principal Financial Officer
32	Sarbanes Oxley Act Section 906 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Filed as Exhibit 3.(I) to registrant’s registration statement on Form SB-2 filed with the SEC December 15, 2006 (Commission File No. 333-139395) (the “SB-2”) and incorporated herein by this reference.
(2)	Filed as Exhibit 3.2 to registrant’s registration statement on Form S-1 filed with the SEC August 26, 2011 (Commission File No. 333-176514) (the “LBT S-1”) and incorporated herein by this reference.
(3)	Filed as like-numbered exhibits to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2007 (the “October 12, 2007 8-K”) and incorporated herein by this reference.
(4)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2007 and incorporated herein by this reference.
(5)	Filed as Exhibit 99.4 to the October 12, 2007 8-K.
(6)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2008 (“February 29, 2008 8-K”).
(7)	Filed as Exhibit 10.2 to registrant’s February 29, 2008 8-K.
(8)	Filed as Exhibit 10.3 to registrant’s February 29, 2008 8-K.
(9)	Filed as Exhibit 10.4 to registrant’s February 29, 2009 8-K.
(10)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2008.
(11)	Filed as Exhibit 99.1 to registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2008.
(12)	Filed as Exhibit 3.01 to registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2008.
(13)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on April 10, 2008.
(14)	Filed as like-numbered exhibits to registrant’s Form 10-QSB filed with the SEC on July 14, 2008.
(15)	Filed as like-numbered exhibits to registrant’s Form 10-KSB filed with the SEC on December 12, 2008.
(16)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2009.
(17)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2009.
(18)	Filed as like-numbered exhibit to registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2009.
(19)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2009.
(20)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2009.
(21)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2009.
(22)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2009.
(23)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on September 17, 2009.
(24)	Filed as Exhibit 10.44 to registrant’s Form 10-Q filed with the SEC on July 14, 2009.
(25)	Filed as Exhibit 10.45 to registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2009.
(26)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on November 30, 2009.
(27)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2010.
(28)	Filed as Exhibit 3.01 to registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010.
(29)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 19, 2010.
(30)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on July 20, 2010.
(31)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on December 14, 2010.
(32)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on January 14, 2011.
(33)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on April 14, 2011.
(34)	Filed as like-numbered exhibits to registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2011.

(35)	Filed as like-numbered exhibits to registrant’s Form 10-Q filed with the SEC on July 13, 2011.
(36)	Filed as Exhibits 11.01 and 11.02 to registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2011.
(37)	Filed as Exhibits 11, 11.03, 11.04 and 11.05 to registrant’s Form 10-Q filed with the SEC on July 13, 2011.
(38)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2011.
(39)	Filed as like-numbered exhibits to registrant’s Form S-1 filed with the SEC on August 26, 2011.
(40)	Filed as like-numbered exhibits to registrant’s Form 10-K filed with the SEC on November 29, 2011.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Exhibit numbers follow the numbering pattern for exhibits set forth in Item 601 of Regulation S-K
**	Indicates a management contract or compensatory arrangement.
***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Dated: January 17, 2012	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

Dated: January 17, 2012	By:	/s/ Desiree Mejia
Desiree Mejia
Chief Operating Officer and Principal
Financial Officer