Form 10-Q
period 2012-02-29
Location Based Technologies, Inc.
filed 2012-04-16
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended February 29, 2012

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

As of April 13, 2012, there were 193,487,119 shares of the registrant’s $.001 par value common stock issued and outstanding.
RDGPreambleEnd

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
RDGXBRLParseBegin
Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
February 29, 2012 and August 31, 2011

	February 29, 2012	August 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$219,042	$3,619,576
Accounts receivable, net of allowance for doubtful accounts	401,411	-
Inventory	4,950,432	24,809
Prepaid expenses and other assets	117,730	1,499,504
Manufacturing deposits	-	2,800,000
Deferred financing costs	28,833	3,334

Total current assets	5,717,448	7,947,223

Property and equipment, net of accumulated depreciation	358,650	191,855

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,246,142	1,231,084
Deposits	30,000	30,000

Total other assets	1,276,142	1,261,084

TOTAL ASSETS	$7,352,240	$9,400,162

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,231,729	$1,329,689
Accrued officer compensation	933,583	914,765
Deferred revenue	374,402	-
Advances from officers and accrued interest	-	9,462
Line of credit and accrued interest	1,005,236	1,005,597
Note payable and accrued interest	506,904	-
Convertible notes payable and accrued interest	26,692	918,534

Total current liabilities	4,078,546	4,178,047

TOTAL LIABILITIES	4,078,546	4,178,047

Commitments and contingencies	520,432	685,500

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 193,487,119 and 191,570,055 shares issued and outstandin at February 29, 2012 and August 31, 2011, respectively	131,087	129,170
Additional paid-in capital	43,117,112	41,752,408
Prepaid services paid in common stock	(200,000)	(293,333)
Accumulated deficit	(40,294,937)	(37,051,630)

Total stockholders' deficit	2,753,262	4,536,615

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,352,240	$9,400,162

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended February 29, 2012 and February 28, 2011
(Unaudited)

	For the three months ended		For the six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Net revenue
Devices	$180,197	$2,039	$222,088	$3,059
Services	10,411	856	12,636	1,808

Total net revenue	190,608	2,895	234,724	4,867

Cost of revenue
Devices	168,604	981	206,058	1,345
Services	70,203	3,276	112,464	7,702
Other	101,459	5,238	276,471	5,254

Total cost of revenue	340,266	9,495	594,993	14,301

Gross loss	(149,658)	(6,600)	(360,269)	(9,434)

Operating expenses
General and administrative	280,823	157,778	706,099	302,141
Officer compensation	587,621	135,000	775,859	270,000
Professional fees	520,375	543,100	1,249,122	667,161
Rent	19,202	42,804	38,405	85,608
Research and development	193,798	-	550,097	5,263
Salaries and wages	32,225	-	38,225	-

Total operating expenses	1,634,044	878,682	3,357,807	1,330,173

Net operating loss	(1,783,702)	(885,282)	(3,718,076)	(1,339,607)

Other income (expense)
Financing costs	(15,001)	(1,979,651)	(30,971)	(2,224,405)
Amortization of beneficial conversion feature	-	(208,082)	-	(236,167)
Amortization of deferred financing costs	(30,499)	(36,233)	(33,000)	(64,002)
Interest income (expense), net	(23,958)	(94,947)	(41,067)	(215,447)
Gain on debt settlement	580,598	-	580,598	-
Foreign currency gain (loss), net	(12)	(33)	9	(37)

Total other income (expense)	511,128	(2,318,946)	475,569	(2,740,058)

Net loss before income taxes	(1,272,574)	(3,204,228)	(3,242,507)	(4,079,665)

Provision for income taxes	-	-	800	800

Net Loss	$(1,272,574)	$(3,204,228)	$(3,243,307)	$(4,080,465)

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended February 29, 2012 and February 28, 2011
(Unaudited)

	For the three months ended		For the six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Accumulated Deficit:

Balance, beginning of period	$(39,022,363)	$(29,705,162)	$(37,051,630)	$(28,828,925)

Net Loss	$(1,272,574)	$(3,204,228)	$(3,243,307)	$(4,080,465)

Balance, end of period	$(40,294,937)	$(32,909,390)	$(40,294,937)	$(32,909,390)

Basic - Earnings (loss) per share	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Basic - Weighted Average Number of Shares Outstanding	192,630,220	113,493,814	192,100,138	110,826,077

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended February 29, 2012 and February 28, 2011 (Unaudited)

	For the six months ended
	February 29, 2012	February 28, 2011

Cash Flows from Operating Activities
Net loss	$(3,243,307)	$(4,080,465)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	(580,598)	-
Recognition of loss on inventory purchase commitment	(165,068)	-
Depreciation and amortization	81,646	42,134
Amortization of beneficial conversion feature	-	236,167
Amortization of prepaid services paid-in common stock	343,333	196,332
Common stock issued for services	400,000	907,200
Common stock issued for financing costs	-	258,515
Warrants issued for services	-	1,055,636
Options issued for services	404,121	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(401,411)	-
(Increase) decrease in inventory	(4,925,623)	-
(Increase) decrease in prepaid expenses and other assets	1,381,774	(17,748)
(Increase) decrease in debt issuance/financing costs	(25,499)	(15,498)
(Increase) decrease in deposits	2,800,000	(17,841)
Increase (decrease) in accounts payable and accrued expenses	(97,960)	(409,181)
Increase (decrease) in accrued officer compensation	18,818	208,362
Increase (decrease) in deferred revenue	374,402	-
Increase (decrease) in accrued interest	7,760	80,414

Net cash used in operating activities	(3,627,612)	(1,555,973)

Cash Flows from Investing Activities
Purchase of property and equipment	(245,324)	-
Additions to patents and trademarks	(18,175)	(3,345)

Net cash used in investing activities	(263,499)	(3,345)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	-
Advances / (repayments) from officers, net	(9,423)	(89,724)
Proceeds from convertible notes payable	-	1,280,000
Repayment on convertible notes payable	-	(250,000)
Proceeds from notes payable	500,000	1,058,298
Repayment on notes payable	-	(63,000)

Net cash provided by financing activities	490,577	1,935,574

Net increase (decrease) in cash and cash equivalents	(3,400,534)	376,256

Cash and cash equivalents, beginning of period	3,619,576	267

Cash and cash equivalents, end of period	$219,042	$376,523

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended February 29, 2012 and February 28, 2011
(Unaudited)

	For the six months ended
	February 29, 2012	February 28, 2011

Supplemental disclosure of cash flow information:
Income taxes paid	$1,600	$-
Interest paid	$33,222	$100,514

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$-	$219,940
Issuance of common stock for services	$400,000	$76,717
Issuance of warrants for services	$-	$385,910
Issuance of options for services	$404,121	$385,910
Issuance of common stock for conversion of notes payable and accrued interest	$-	$839,971

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

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
FEBRUARY 29, 2012
(Unaudited)

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
FEBRUARY 29, 2012
(Unaudited)

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2011, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of February 29, 2012, had an accumulated deficit of $40,294,937. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FEBRUARY 29, 2012
(Unaudited)

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at February 29, 2012 and August 31, 2011 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the six months ended February 29, 2012, revenue from one of the Company’s customers amounted to $199,560 or 85% of total net revenue. Accounts receivable from this customer amounted to $401,411 or 100% of total accounts receivable at February 29, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of February 29, 2012 and August 31, 2011 the allowance for doubtful accounts amounted to $304,597.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of packaging supplies, components and finished goods at February 29, 2012 and August 31, 2011.

Net losses on firm purchase commitments for inventory are recognized in accordance with FASB ASC 330 – Inventory, whereby losses arising from firm, uncancelable and unhedged commitments for the future purchase of inventory items are recognized in the current period. For the year ended August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. As of February 29, 2012 and August 31, 2011, the liability from inventory purchase commitments amounted to $520,432 and $685,500, respectively.

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
FEBRUARY 29, 2012
(Unaudited)

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

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of February 29, 2012 and August 31, 2011, the Company capitalized costs totaling $1,361,959 related to its website development.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of February 29, 2012 and August 31, 2011, the Company capitalized $1,203,143 and $1,184,968, respectively, for patent related expenditures. As of February 29, 2012 and August 31, 2011, the Company capitalized $59,470 for trademark related expenditures.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $3,117 and $23,432 for the six months ended February 29, 2012 and February 28, 2011, respectively.

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not yet been recognized. As of February 29, 2012, deferred revenue amounted to $374,402 and consisted of the aggregate value of on-hand inventory of PocketFinder® devices held by a distributor.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the six months ended February 29, 2012 and February 28, 2011, the Company incurred $550,097 and $5,263 of research and development costs, respectively.

Stock Based Compensation

The Company measures and recognizes compensation expense associated with its grant of equity-based awards in accordance with FASB ASC 718, Compensation – Stock Compensation. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period.

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. For the six months ended February 29, 2012, stock-based compensation expense associated with stock options totaled $404,121.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

1.              NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum franchise fee in its provision for income taxes for the six months ended February 29, 2012 and February 28, 2011.

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
FEBRUARY 29, 2012
(Unaudited)

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
FEBRUARY 29, 2012
(Unaudited)

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

2.              INVENTORY

Inventory at February 29, 2012 and August 31, 2011 consisted of the following:

	February 29,	August 31,
	2012	2011
Packaging supplies	$66,031	$13,129
Device components	1,733,764	11,680
Finished goods	3,150,637	-
Total inventory	$4,950,432	$24,809

3.              PROPERTY AND EQUIPMENT

Property and equipment at February 29, 2012 and August 31, 2011 consisted of the following:

	February 29,	August 31,
	2012	2011
Website development costs	$1,361,959	$1,361,959
Machinery and equipment	392,692	168,024
Computer software (mobile apps)	117,126	101,626
Computer and video equipment	43,040	40,777
Office furniture	37,692	34,800
	1,952,509	1,707,186
Less: accumulated depreciation and impairment adjustment	(1,593,859)	(1,515,331)
Total property and equipment	$358,650	$191,855

Depreciation expense for the six months ended February 29, 2012 and February 28, 2011 amounted to $78,528 and $16,342, respectively.  In addition, the Company recorded an impairment of its Website development costs in the amount of $1,361,959 during the year ended August 31, 2010, due to uncertainty concerning, at the time, its ability to obtain sufficient financing to bring its products to market.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

4.              RELATED PARTY TRANSACTIONS

Advances from Officers

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the six months ended February 29, 2012, there were no new advances from officers and repayments on advances totaled $9,423. In June 2011, $500,000 of advances from an officer was converted into 2,500,000 shares of the Company’s common stock at $0.20 per share. Outstanding advances from officers amounted to $0 as of February 29, 2012.

During the six months ended February 29, 2012, $55 of interest was accrued and $94 of interest was paid on officer advances. In August 2011, $105,433 of accrued interest on advances from an officer was converted into 527,165 shares of the Company’s common stock at $0.20 per share. Accrued interest on officer advances amounted to $0 as of February 29, 2012.

Services Provided

A relative of the Chief Operating Officer provides bookkeeping and accounting services to the Company for $2,500 per month. During the six months ended February 29, 2012, bookkeeping and accounting fees for this related party totaled $15,000.

On March 30, 2011, the Company entered into an Employment Letter of Intent (“LOI”) with a relative of the Company’s CEO and President, to act as Vice President of Customer Service. Under the terms of the LOI, the related party is paid compensation of $10,000 per month and 250,000 shares of the Company’s common stock as a signing bonus. The common stock was valued at $42,500 on the award date. During the six months ended February 29, 2012, compensation under this related party agreement totaled $78,000.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

5.              NOTE PAYABLE

$500,000 Promissory Note

On January 17, 2012, the Company entered into a promissory note agreement for $500,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by April 16, 2012. The note bears interest at 12% per annum. In addition, the Company agreed to issue 200,000 shares of common stock valued at $56,000 on the award date.

As of February 29, 2012, the note payable balance and accrued interest totaled $500,000 and $6,904, respectively.

6.              CONVERTIBLE NOTES PAYABLE

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
FEBRUARY 29, 2012
(Unaudited)

6.              CONVERTIBLE NOTES PAYABLE (Continued)

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

In June 2010, common shares personally owned by a Company officer which had been pledged as collateral for this note were surrendered to the note holder.

On February 22, 2012, the Company entered into a Settlement Agreement and General Release resulting in full satisfaction of the note payable balance and accrued interest totaling $625,000 and $146,737, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

6.              CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Senior Secured Promissory Note (Continued)

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

On February 22, 2012, the Company entered into a Settlement Agreement and General Release resulting in full satisfaction of the note payable balance and accrued interest totaling $100,000 and $21,352, respectively.

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

As of February 29, 2012, the note payable balance and accrued interest totaled $25,000 and $1,692, respectively.

7.              LINE OF CREDIT

On January 5, 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank for a $1,000,000 non-formula line of credit. The principal amount outstanding under the credit line accrues interest at a floating per annum rate equal to the greater of (i) the Prime Rate, plus 2.5% or (ii) 6.5% and is to be paid monthly. The principal is due at maturity on January 5, 2012. The Company must maintain certain financial covenants under the Loan Agreement. The personal guarantor for the credit line is a director and stockholder of the Company.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

7.              LINE OF CREDIT (Continued)

In accordance with the Loan Agreement, Silicon Valley Bank is entitled to a success fee equal to 6% warrant coverage of the credit line or $60,000 divided by a $0.20 share price upon the Company successfully raising new capital or equity in excess of $2,000,000.  The warrant shall be valid for five years from the time of issuance (see Note 10).

On August 24, 2011, the Company entered into a First Amendment to Loan and Security Agreement (“First Amendment”) to waive existing and pending defaults for failing to comply with certain financial covenants. On February 3, 2012, the Company entered into a Second Amendment to Loan and Security Agreement (“Second Amendment”) to extend the maturity date to April 4, 2012 and to waive existing and pending defaults for failing to comply with certain financial covenants.

As of February 29, 2012, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $5,236, respectively.

8.              COMMITMENTS AND CONTINGENCIES

Inventory Purchase Commitments

On July 20, 2011, the Company initiated a purchase order to manufacture the first 10,000 PocketFinder® devices. As of August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. The liability from inventory purchase commitments is relieved as the related inventory is sold. As of February 29, 2012, the balance of the liability from inventory purchase commitments amounted to $520,432.

Operating Leases

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term.  The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for the six months ended February 29, 2012 and February 28, 2011 totaled $38,405 and $85,608, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

8.              COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

As of February 29, 2012, the future minimum lease payments are as follows:

For the Years Ending:
February 28, 2013	$77,036
February 28, 2014	80,632
February 28, 2015	84,800
February 29, 2016	28,772
Total	$271,240

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

8.              COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

On April 5, 2011, Gemini Master Fund, Ltd., filed a complaint for breach of contract against Location Based Technologies for non-payment of outstanding loans. The complaint specifies damages totaling $858,292, plus pre-judgment interest, costs of suit and other relief. The entire amount of the loans plus accrued interest, which together approximate the specified damages, are included in the accompanying financial statements. On June 8, 2011, the Location Based Technologies filed a Cross-Complaint against Gemini Master Fund, Ltd. for monetary damages related to the creditor’s disposition of common shares of Location Based Technologies which had been pledged as collateral for the notes. On February 22, 2012, the Company entered into a Settlement Agreement and General Release resulting in full satisfaction of the outstanding loans and accrued interest (see Note 6).

9.              EQUITY

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
FEBRUARY 29, 2012
(Unaudited)

9.               EQUITY (Continued)

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
FEBRUARY 29, 2012
(Unaudited)

9.               EQUITY (Continued)

Common Stock (Continued)

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
FEBRUARY 29, 2012
(Unaudited)

9.              EQUITY (Continued)

Common Stock (Continued)

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
FEBRUARY 29, 2012
(Unaudited)

9.              EQUITY (Continued)

Common Stock (Continued)

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
FEBRUARY 29, 2012
(Unaudited)

9.              EQUITY (Continued)

Common Stock (Continued)

In August 2011, the Company issued 10,785,891 shares of common stock for the conversion of sixteen promissory notes and accrued interest totaling $1,965,000 and $192,178, respectively. The promissory notes and accrued interest were converted on the basis of $0.20 per share.

In December 2011, the Company issued 250,000 shares of common stock to a consultant in exchange for consulting services related to business development. The shares were valued at $90,000, which represents the fair market value of the services provided on the award date.

In December 2011, the Company issued 150,000 shares of common stock to three consultants in exchange for consulting services related to technology development. The shares were valued at $54,000, which represents the fair market value of the services provided on the award date.

In December 2011, the Company issued 90,278 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $32,500, which represents the fair market value of the services provided on the award date.

In December 2011, the Company issued 50,000 shares of common stock to a consultant in exchange for legal advisory services. The shares were valued at $18,000, which represents the fair market value of the services provided on the award date.

In December 2011, the Company issued 50,000 shares of common stock to a consultant and related party in exchange for customer service related advisory services. The shares were valued at $18,000, which represents the fair market value of the services provided on the award date.

In December 2011, the Company issued 100,000 shares of common stock to an employee in accordance with an employment agreement. The shares were valued at $36,000, which represents the fair market value of the services provided on the award date.

In February 2012, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $94,000, which represents the fair market value of the services provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

9.              EQUITY (Continued)

Common Stock (Continued)

In February 2012, the Company issued 26,786 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the services provided on the award date.

Prepaid Services Paid In Common Stock

In February 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date to be amortized from January 1, 2012 to June 30, 2012. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $200,000 at February 29, 2012.

Warrants

Warrants to purchase up to 9,575,319 shares of the Company’s common stock are outstanding at February 29, 2012 (see Note 10).

Stock Incentive Plan

On January 12, 2012, the board of directors adopted the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”). The aggregate number of shares of common stock that may be issued under the 2007 Plan is 20,000,000 and such shares are reserved for issuance out of the authorized but previously unissued shares. Employees, service providers and non-employee directors of the Company and its affiliates are eligible to receive non-statutory stock options, incentive stock options, restricted stock and stock appreciation rights. The 2007 Plan will continue until the earlier of the termination of the 2007 Plan by the board of directors or ten years after the effective date.

The 2007 Plan is administered by the Company’s compensation committee made up of three non-executive directors. The compensation committee may determine the specific terms and conditions of all awards granted under the 2007 Plan, including, without limitation, the number of shares subject to each award, the price to be paid for the shares and the vesting criteria, if any. The compensation committee has discretion to make all determinations necessary or advisable for the administration of the 2007 Plan.

No shares of common stock were granted under the 2007 Plan during the six months ended February 29, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

10.           STOCK OPTIONS AND WARRANTS

Stock Options

On January 12, 2012, the Company granted an option to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share in accordance with the Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreements. All options vest upon a change of control of the Company. The options expire on January 12, 2017. As of February 29, 2012, there were 1,500,000 options that were vested and presently exercisable. The fair value of such options using the Black-Scholes option pricing model amounted to $404,121. No options were exercised as of February 29, 2012.

Warrants

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan personal guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $926,900. No warrants were exercised as of February 29, 2012.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $128,736. No warrants were exercised as of February 29, 2012.

On July 29, 2011, the Company issued "Series T" warrants to purchase 1,787,500 common shares at $0.20 per share to placement agents in connection with the private placement. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $837,664. No warrants were exercised as of February 29, 2012.

On August 31, 2011, the Company issued “Series U” warrants to Silicon Valley Bank to purchase 300,000 common shares at $0.20 per share in connection with the private placement success fee. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $140,587. No warrants were exercised as of February 29, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

10.            STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

In addition to the above, at February 29, 2012, the Company had the following warrants outstanding:

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

11.            PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of February 29, 2012, are as follows:

Net operating loss carry forward and deductible temporary differences	$12,651,000
Valuation allowance	(12,651,000)
Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)
$-

The Company’s valuation allowance increased by $1,499,000 for the six months ended February 29, 2012.

As of February 29, 2012, the Company had federal and state net operating loss carryforwards of approximately $31,763,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2031. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of February 29, 2012 and August 31, 2011, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2007 and by state taxing authorities for tax years prior to 2006.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

12.            SUBSEQUENT EVENTS

On March 15, 2012, the Company granted options to an officer of the Company and two employees to purchase a total of 5,500,000 common shares at $0.31 per share. Options to purchase shares are vested upon achieving certain milestones. All options vest upon a change of control of the Company. The options expire on March 15, 2017.

On March 15, 2012, the Company granted an option to an officer of the Company to purchase 1,000,000 common shares at $0.31 per share in accordance with an Executive Employment Agreement. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreement. All options vest upon a change of control of the Company. The options expire on March 17, 2017.

On March 16, 2012, the Company entered into a Securities Purchase Agreement for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $550,000 consisting of $500,000 of principal and $55,000 of prepaid interest, and warrants to purchase 869,565 shares of the Company’s common stock. Under the terms of the Note, $550,000 of principal and interest shall be repaid by September 16, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 869,565 shares of common stock at $0.23 per share. The warrants expire on March 16, 2017.

On April 12, 2012, the Company issued 200,000 shares of common stock in connection with a note payable issuance. The shares were valued at $52,000, which represents the fair market value of the note payable issuance costs on the award date.
RDGXBRLParseEnd

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

Our Business.  We design, develop, and sell leading-edge personal locator devices and services. Our devices utilize Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies in conjunction with our patented, proprietary hardware and software to allow users to locate their devices in real time.  Our flagship product, the PocketFinder, is a small, completely wireless, location device that enables users to locate a person, pet, vehicle or other valuable item at any time from almost anywhere.  The device location can be obtained by logging on to our website (www.pocketfinder.com) or by using the PocketFinder iPhone, iPod touch, or iPad App and, most recently, an Android App (available from Google Play or Android Market).  Customers may also access the website from any Internet capable smartphone. The PocketFinder can also push near real time location information to users via email or SMS Text Messaging.

Current products include: PocketFinder People, PocketFinder Pets, PocketFinder Vehicles, PocketFinder Mobile, a very long battery life asset tracking device called the PF-886, and VehicleFleetFinder devices.  These products are all based on proprietary PocketFinder technology and will be utilized to serve strategic vertical markets with global opportunities.   Revenues and accounts receivable for the six-month ended February 29, 2012, amounted to $234,724 and $401,411.  Accounts receivable consists of device sales through Apple that are within the 60 to 90 day latency period for payout.

Apple Store sales began in late November of 2011 and Apple Online launched just prior to that timeframe.  With less than three full months of being on the shelf LBT has delivered slightly over 8,200 devices to Apple.  We have also recently expanded the sales channel to include PocketFinder Pet and Vehicle locators that are now available to purchase from our PocketFinder website.  Combined Apple and website sales are showing steady increases month over month.  In fact, March sales reflect our highest sales month with a 147% increase over the previous month’s sales.

All consumer sales include two months of free service with the purchase of the device.  Revenues reflect the latency of the monthly recurring revenues and we are currently realizing the first sales age into the monthly recurring stage of revenue generation.  We are also exploring several service option plans for family and multiple accounts.

Although our Apple launch included only the United States and Canada, our devices are drawing International attention and we are working with Apple Online to open up the market in Mexico in the near future.  We currently have devices working in over 70 countries and multiple requests for distribution opportunities in many countries around the world.  Associated with this kind of interest, we are working with a select few of these distributors and addressing the need for local wireless carrier involvement in order to be able to provide a reasonably priced monthly service fee, solid customer and technical support, and market reach.  The good news is that the interest is broad and that our devices are working virtually around the world without issues beyond spotty wireless network coverage in the most challenging of areas.

Our preferred partners are the wireless carriers themselves because of their ready network and customer/billing infrastructure.  We are in active discussions with four Tier 1 wireless carriers and early discussions/exploration with several other Tier 2 and 3 carriers.  A couple of the Tier 1 carriers cover multiple countries and their involvement, albeit slow, will net broad global coverage.  Given the long cycle time for negotiations and implementation we will continue to work with these carriers throughout 2012.

Commercial and Government/Military applications are also moving forward.  The military recently selected our new expanded battery life device (the PF-886) for one of their field applications and we will be working closely with them over the next several months providing implementation support in order for sales to begin in earnest.  Other government opportunities are also in the pipeline and will be announced as orders are finalized.

LBT is scheduled to launch a new Business Solutions website and support infrastructure this quarter.  This site and intelligence has been designed with a vast amount of customer input and guidance.  We intended to enlist a small number of businesses into the early trial process but ended up with a much larger group than originally anticipated.  With the launch this quarter, we expect to see solid growth in commercial revenues for our business.  We continue to work with several major International airlines with global cargo applications utilizing the PF-886 device; with two major banks in Mexico interested in the vehicle solution for insurance related applications; as well as continued support for LoadRackTracker to deliver their specialized solution and to expand their growing market niche of delivering fresh and safely transported produce.

Recently updated and feature rich Apps for the iPhone, iPod touch, and iPad, have received positive feedback from customers.  These Apps allow users to maximize the functionality and benefits of their various PocketFinder devices.  The iPhone, native iPad, and Android Apps are free downloads and available through the iTunes Store or Google Play and the Android Market respectively.  They deliver the ability to set up and manage PocketFinder devices while users are on the go throughout the day or night from virtually anywhere in the world that the user’s phone has network connectivity.  BlackBerry and Windows Mobile Professional 6.0 Operating Systems are able to access the existing www.pocketfinder.com website to manage and set up accounts.  We plan to continue to update our SmartPhone Apps that turn a GPS enabled SmartPhone into a “PocketFinder” like device so that its location is visible to other members in a user’s account without the necessity of buying additional PocketFinder devices.  These GPS mobile applications interact with our easy to use web-based interface from any telecom GSM or Code Division Multiple Access (“CDMA”) network.

In response to specific customer demand for a small location device that delivered as much as 30 days of battery life for asset tracking and, more specifically, the shipping of high value parts and/or products, we developed the PF-886 device, an extended battery life product.  These devices provide more than 3 weeks of 5 minute locates and last multiple months with a once or twice a day location option.  The devices are small (approximately 41/2 inches by 21/4 inches) and weigh just over 5.5 ounces.  Devices are available for order now.

In some measure, due to the slow recovery of our economy, we see evidence of market demand for location-based services that allow businesses that are seeking tighter cost controls to better manage key assets and key personnel, who are more mobile than ever, with a simple turnkey solution that helps them to have near real time location intelligence at the touch of a button - essential in an increasingly busy and highly mobile world.  The new LBT Business Solution delivers exactly that commercial capability through its proprietary and simple to use Interface.  The system is also capable of easily adding existing and other location devices to its feature rich End-User-Inferface.

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

We are aggressively moving the PocketFinder family of products web-based features and functionality onto more functional mobile platforms to better meet the needs of our highly mobile society.  We are seeing similar demands and requirements in families and in businesses.  By taking advantage of the latest in GPS, GSM, and Internet technology, small and medium sized businesses will be able to more effectively and efficiently manage their mobile assets and key human resources as well as to carefully monitor the shipping and delivery of high value assets.  Although we are only selling devices in the US and Canada, we find that many people have purchased our devices while visiting the US and then returned home to activate.  Global usage now comprises countries in much of Europe, Russia, Romania, Ukraine, Mexico, China, Hong Kong, Australia, many countries in South America, with more added each week.

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

We continue to tightly control our overhead and ensure that we have the right resources in place at the right time.  We have a very talented senior management team that brings the right knowledge, skills and abilities to deliver world-class products and services.  Distribution opportunities are being negotiated as we carefully analyze each market opportunity against the cost of entry, potential growth, economic value, and support capability metrics.   We are developing a business model for international market opportunities and are in discussions with wireless carriers and/or distributors in multiple countries at this time.  Key personnel have been brought in as independent contractors to supplement our existing team with customer, sales and business development skills.  Our customer service center personnel have received consistently high feedback from customers who have found need for assistance.  In March, we added new personnel providing Spanish support to the team.

Our Personal Locator Services. Our products are currently being sold through the Online Apple Store, Apple Retail Stores and through our website.  We provide customer service and support in the United States through existing, award winning call centers owned by Affinitas.  In the consumer market we are seeing multiple vertical market segments including the following:

●	Parents of young children (primarily 5 to 12 years of age) who seek the peace of mind of being able to know that their children are where they are supposed to be when they are supposed to be there;
●	Small and mid-sized business owners;
●	1st time family drivers or for added security in heavy snow States;
●	Elder Care and Special Needs support and applications such as Autism, Down Syndrome, Dementia, and Alzheimers;
●	Pet care and location capability; and
●	Asset tracking and location capability: cars, trucks, snowmobiles, fleet management, luggage, boats, RVs, and other high-valued assets.

Our Intellectual Property Investment.  We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover many aspects of the PocketFinder, its operating system and user interface.  We have expanded and filed additional claims this fiscal year that cover new aspects of the PocketFinder People device, its operating system and user interface.  Our intellectual property portfolio includes 34 issued US patents, 15 pending US patents, 7 pending foreign patents, 6 PCT filings, 17 registered trademarks and 4 Madrid protocol trademark cases.

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

Our Target Markets and Marketing Strategy.  We provide wireless location based solutions for global positioning products and with its proprietary “friendly user interface” software system.  Our PocketFinder family of products delivers rugged, compact products with near real time location-based information over its proprietary server architecture.  Our products optimize the way families stay connected with one another, for pet owners to know where their pets are on demand, and provide solutions for asset tracking – such as shipping of high value assets or LoadRack Tracker’s trucking solution for controlled temperature environments.  We have the ability to add our customer’s existing location devices onto our superior location platform in order to simplify the customers need to manage all location-based devices in one easy tool.

PocketFinder and PocketFinder Vehicle devices are being sold in the United States and in Canada through the Apple Online Store and Apple Retail Stores. PocketFinder devices for Pets are available for purchase on our website. We are also working on several “white label” marketing opportunities.  In addition, licensing opportunities are being explored on the international front.

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

Our Growth Strategy.  Our objective is to become a premier provider of personal and asset location services in the Location Based Services market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for business applications or for their children, pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include:

●	A mass market retail price of under $150.00 for Personal Location devices (customized trucking solutions with additional features and capabilities will be sold at a higher cost);
●
A basic monthly service fee in the U.S. for family applications of $12.95 and for most business applications under $20/month with multiple convenient access points (Smartphone and/or via the Internet);

●	Ease of use at the location interface point as well as with the device; and
●	Rugged design that meets the rigors of life and work.

Our Competition.  Personal location and property tracking devices are beginning to significantly penetrate the marketplace.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of such devices is recognized and mass market adoption begins.

Our competitors include, but are not limited to: Geospatial Platform Providers, Application Developers, Garmin’s GTU-10, Qualcomm’s Tagg, Lo-Jack, and SpotLight.  These competitors may be better financed, or have greater marketing and scientific resources than we do.

In related markets, GPS devices have become widely used for automotive and marine applications where line-of-sight to GPS satellites is not a significant issue.  Manufacturers such as Garmin, Navman, Magellan, TomTom, Pharos, NovAtel and DeLorne are finding a market interested in using these products for both business and leisure purposes.  As a result, use of GPS technology in devices such as chart plotters, fitness and training devices, fish finders, laptop computers, and personal digital assistant (“PDA”) location devices are gaining significant market acceptance and commercialization.  Prices range from $100 to several thousand dollars.  We expect that increasing consumer demand in these markets will drive additional applications and lower price points.

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

Employees and Outsourced Assistance.  We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Mrs. Mejia, our Chief Operating Officer, and Mr. Gregory Gaines, our Chief Marketing and Sales Officer, currently devote 100% of their business time to our operations.  In addition to our new Board members, we have added several key contributors with customer service, business development, and sales leadership experience.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced organizations contracted to provide respective services.  The company will remain focused on our core competency of providing location devices and services.

Our Website.  Our corporate websites, www.locationbasedtech.com and www.pocketfinder.com, provide a description of our corporate business along with our contact information including address, telephone number and e-mail address or product information and sales, respectively.  Our PocketFinder website also provides prospective customers with relevant information about our products, pricing and payment options, pre-ordering capability, frequently asked questions and access to corporate investor relations information.  Information contained on our websites is not a part of this report.

RESULTS OF OPERATIONS

For the six months ended February 29, 2012 as compared to the six months ended February 28, 2011.

Revenue.  For the six months ended February 29, 2012, we generated $234,724 of net revenue as compared to $4,867 of net revenue for the six months ended February 28, 2011.  Net revenue for the six months ended February 29, 2012, consisted of $222,088 from the sales of PocketFinder devices and $12,636 from monthly subscription service income.

Cost of Revenue.  For the six months ended February 29, 2012, cost of revenue totaled $594,993 resulting in a negative gross margin as compared to $14,301 for the six months ended February 28, 2011.  The cost of revenue was significantly higher than net revenue during the six months ended February 29, 2012, as we incurred labor and cost overages to accelerate our initial production run to meet our distributor delivery deadlines.  In addition, certain one-time fixed overhead charges contributed to the negative gross margin.  We anticipate that our unit cost will be significantly lower as our production volumes grow.

Operating Expenses.  For the six months ended February 29, 2012, our total operating expenses were $6,186,657 as compared to total operating expenses of $1,330,173 for the six months ended February 28, 2011.  Operating expenses increased by $4,856,484 or 365% in 2012 from 2011.  The increase in operating expenses is primarily attributed to the following:

●
A $403,226 increase in general and administrative expenses to $706,099 for the six months ended February 29, 2012, as compared to $302,141 for the six months ended February 28, 2011.  The increase in general and administrative expenses in 2012 as compared to 2011 is due to the following:

o	Increase in advertising fees to market our products;
o	Increase in insurance costs as a result of increasing our product liability coverage;
o	Increase in computer expenses related to our website and development of the PocketFinder apps; and
o	Recognition of board of directors fees upon the establishment of the board in October 2011.

●
A $505,859 increase in officer compensation to $775,859 for the six months ended February 29, 2012, as compared to $270,000 for the six months ended February 28, 2011.  The increase in officer compensation is due to the addition of our Chief Marketing Officer in October 2011 and also due to the granting of stock options to three executive officers in accordance with Executive Employment Agreements.  The fair value of the stock options using the Black-Scholes option pricing model amounted to $404,121;

●
A $581,961 increase in professional fees to $1,249,122 for the six months ended February 29, 2012, as compared to $667,161 for the six months ended February 28, 2011.  The increase in professional fees is primarily attributed to a significant increase in legal fees related to the Gemini Master Fund, Ltd. loan defaults and to prepare the filing of our registration statement on Form S-1.  In addition, professional fees increased due to the addition of seven consultants specializing in sales and marketing, business development, financial services, technology, and customer service;

●
A $544,834 increase in research and development costs to $550,097 for the six months ended February 29, 2012, as compared to $5,263 for the six months ended February 28, 2011, as we increased R&D activities related to our PocketFinder XL device; and

●
The increases above were offset by a $47,203 decrease in rent to $38,405 for the six months ended February 29, 2012, as compared to $85,608 for the six months ended February 28, 2011, due to moving to smaller office space in Irvine.

Other Income/Expenses.  For the six months ended February 29, 2012, we reported net other income totaling $475,569 that consisted of net interest expense, financing costs, amortization of deferred financing costs, gain on debt settlement and foreign currency gains as compared to net other expenses totaling $2,740,058 for the six months ended February 28, 2011.  The $3,215,627 decrease in other income and expenses is primarily due to the following:

●
A $2,193,434 decrease in financing costs to $30,971 for the six months ended February 29, 2012, as compared to $2,224,405 for the six months ended February 28, 2011 due to a significant reduction in finder’s fees and financing activities following the private placement in July 2011;

●
A $236,167 decrease in the amortization of beneficial conversion features on notes payable to $0 for the six months ended February 29, 2012, as compared to $236,167 for the six months ended February 28, 2011 as all convertible notes were previously converted and no new convertible notes were entered into during the six months ended February 29, 2012;

●
A $174,380 decrease in interest expense to $41,067 for the six months ended February 29, 2012, as compared to $215,447 for the six months ended February 28, 2011 as the majority of note payables were converted during the private placement in July 2011; and

●
An $580,598 gain on debt settlement related to the Gemini Master Fund, Ltd. notes payable was recognized during the six months ended February 29, 2012, whereby, there was no such gain during the six months ended February 28, 2011.

Net Loss.  For the six months ended February 29, 2012, we reported a net loss of $6,072,157 as compared to a net loss of $4,080,465 for the six months ended February 28, 2011, primarily due to increases in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $219,042 as of February 29, 2012, as compared to $3,619,576 as of August 31, 2011.  The decrease in cash as of February 29, 2012, as compared to August 31, 2011 is attributed to the purchase of device components and the production of PocketFinder devices.

Inventory totaled $4,950,432 as of February 29, 2012, as compared to $24,809 as of August 31, 2011 and consisted of $66,031 of packaging supplies, $1,733,764 of device components and $3,150,637 of finished goods.

Prepaid expenses and other assets including deferred financing costs totaled $146,563 as of February 29, 2012, as compared to $1,502,838 as of August 31, 2011 and consisted of prepaid advisor retainers, insurance, commissions, license fees, and prepaid manufacturing costs.  The decrease in prepaid expenses as of February 29, 2012 from August 31, 2011 is the result of recognizing approximately $1.4 million in prepaid manufacturing costs at August 31, 2011; whereby, there were no such costs at February 29, 2012.

There were no manufacturing deposits as of February 29, 2012, as compared to $2,800,000 as of August 31, 2011.  The decrease is the result of using deposits to purchase inventory components and manufacture PocketFinder devices from August 31, 2011 to February 29, 2012.

As of February 29, 2012, the total of our property and equipment, less accumulated depreciation, was a net value of $358,650, compared to the net value of $191,855 for our property and equipment, less accumulated depreciation, as of August 31, 2011.  The increase is primarily due to the development of more robust PocketFinder apps and the purchase of tooling and equipment for device production.

Other assets, consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of the security deposit for our office lease and amounted to $30,000 as of February 29, 2012 and August 31, 2011.  Patents and trademarks, net of amortization, amounted to $1,246,142 as of February 29, 2012, as compared to $1,231,084 as of August 31, 2011.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of February 29, 2012, were $7,352,240 as compared to our total assets as of August 31, 2011, which were $9,400,162.  The decrease in our total assets between the two periods was primarily due to a decrease in cash that was offset by an increase in inventory as previously discussed.

As of February 29, 2012, our accounts payable and accrued expenses were $1,231,729 as compared to $1,329,689 as of August 31, 2011.

As of February 29, 2012, accrued officer compensation was $933,583 as compared to $914,765 as of August 31, 2011.

There were no outstanding advances from officers or related accrued interest as of February 29, 2012, as compared to $9,462 as of August 31, 2011.  Advances from officers and accrued interest at August 31, 2011 were paid off in September 2011.

Note payable and related accrued interest totaled $506,904 as of February 29, 2012, as compared to $0 as of August 31, 2011.  The $500,000 promissory note is short term, to be repaid out of future operating cash flow.

Convertible notes payable and related accrued interest totaled $26,692 as of February 29, 2012, as compared to $918,534 as of August 31, 2011.  The $25,000 convertible promissory note is short term, to be repaid out of future operating cash flow.

The outstanding balance on our line of credit and accrued interest totaled $1,000,000 and $5,236, respectively, as of February 29, 2012.

On January 5, 2011, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit originally expiring January 5, 2012.  On August 24, 2011, the Loan and Security Agreement was amended by a First Amendment to Loan and Security Agreement to waive existing and pending defaults on loan covenants.  On February 3, 2012, the Loan and Security Agreement was amended by a Second Amendment to Loan and Security Agreement to extend the maturity date to April 4, 2012 and to waive existing and pending defaults on loan covenants.  On April 10, 2012, we received verbal confirmation from Silicon Valley Bank that the maturity date would be extended to October 5, 2012.  All other terms and conditions remain unchanged.  The outstanding balance and accrued interest due on the line of credit totaled $1,005,236 as of February 29, 2012.  Silicon Valley Bank maintains a security interest in all of our personal property.

Commitments as of February 29, 2012, amounted to $520,432 compared to $685,500 as of August 31, 2011, and consisted of the liability on losses from inventory purchase commitments recognized in August 2011.

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

CASH REQUIREMENTS

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail distribution.  Since our inception, we have generated significant losses.  As of February 29, 2012, we had an accumulated deficit of $43,123,787 and we expect to incur continual losses until sometime in calendar year 2013.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of February 29, 2012, we had $219,042 in cash and cash-equivalents.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and launch of the PocketFinder family of products.  We also expect to fund any additional inventory requirements and any necessary general overhead requirements.

We expect to have to obtain additional financing in the coming months for general and administrative expenses as well as purchasing and maintaining inventory, and for related purposes such as packaging, shipping, and direct sales and marketing costs.  We are not able to estimate the amount of funds necessary as it will be determined by the volume represented by purchase orders from targeted distributors and direct end users.

Our funding requirements will depend on numerous factors, including:

●
Costs involved in production and manufacturing to fill purchase orders, software and interface customization for OEM partners, and the network necessary to commence the commercialization of the PocketFinder People and PocketFinder Pets devices;

●	The costs of outsourced manufacturing;

●	The costs of commercialization activities, including product marketing, sales and distribution, and customer service and support;

●	Our revenues, if any, from successful commercialization of the PocketFinder devices and the PocketFinder Network platform services; and

●	Other general and administrative expenses associated with running the day to day operations of our Company.
On March, 16, 2012, we consummated a financing with JMJ Financial (“JMJ”) which could net us up to $2,000,000 in capital.  At the closing of the transaction, we received an initial investment form JMJ of $500,000, but all other capital distributions shall be made solely at JMJ’s discretion.  Due to the uncertain nature of any future funding from JMJ, we may need to raise debt or equity capital this coming quarter.  The sale of additional equity securities may result in additional dilution to our stockholders.  The sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned commercialization activities, which could adversely affect our financial conditions and operating results.

Product Research and Development

We plan to continue to develop new product enhancements to our existing product on the market including PocketFinder People and PocketFinder Vehicles.  We are currently in the final process of testing the PocketFinder XL (“extended life”) devices with some key potential customers.

Plant and Equipment, Employees

We do not plan to purchase or sell any significant equipment, plant or properties during the foreseeable future.  We currently have nine employees and we anticipate adding up to 10 more full time employees within the next 12 months.  Our business operations are based on a strategic outsourcing model, thereby negating the need for significant amounts of plant and equipment, or significant numbers of employees.  Thus, we do not anticipate hiring any significant number of additional employees during the next 12 months but will add a few selected and strategic employees.

Off-Balance Sheet Arrangements

As of February 29, 2012, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 29, 2012, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department, and a limited corporate governance structure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the six months ended February 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Gemini Master Fund, Ltd. alleged that we were in default in the payment of the principal and unpaid accrued interest under two senior secured promissory notes in its favor in the original principal amounts of $625,000 and $100,000.  These notes were secured by a pledge of 5,600,000 shares of our common stock personally owned by one of our officers.  On or about February 1, 2010, Gemini seized all of the pledged shares and sold them to itself for a total of $10,000 at what it designated as an auction.  It is our position that, at the time of the purported auction, the shares had a fair market value that exceeded the amount of the claimed obligation.  In April 2011, Gemini filed a complaint against us for breach of contract for non-payment of amounts due under the two senior secured promissory notes.  The complaint specifies damages totaling $858,292, plus pre-judgment interest, costs of suit and other relief.  In June 2011, we filed a cross-complaint against Gemini for monetary damages related to Gemini’s disposition of the pledged shares.  It is Gemini’s position that we remain obligated to pay Gemini the $858,292 in claimed damages plus pre-judgment interest, costs of suit and other relief, less the $10,000 that Gemini claims was derived from the sale of the pledged shares.  It is our position, expressed in our cross-complaint, that Gemini’s disposition of the pledged shares failed to comply with the law and that the pledged shares had a fair market value that exceeded the debt for which they were sold, such that Gemini’s claimed obligation has been paid in full, and we are entitled to certain damages and related relief. On February 22, 2012, the Company entered into a Settlement Agreement and General Release resulting in full satisfaction of the two notes payable balance and accrued interest totaling $725,000 and $168,089, respectively.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On December 2, 2011, the Company issued 250,000 shares of common stock to a consultant in exchange for consulting services related to business development. The shares were valued at $90,000, which represents the fair market value of the services provided on the award date.

On December 2, 2011, the Company issued 150,000 shares of common stock to three consultants in exchange for consulting services related to technology development. The shares were valued at $54,000, which represents the fair market value of the services provided on the award date.

On December 2, 2011, the Company issued 90,278 shares of common stock to a consultant in exchange for accounting related advisory services. The shares were valued at $32,500, which represents the fair market value of the services provided on the award date.

On December 2, 2011, the Company issued 50,000 shares of common stock to a consultant in exchange for legal advisory services. The shares were valued at $18,000, which represents the fair market value of the services provided on the award date.

On December 2, 2011, the Company issued 50,000 shares of common stock to a consultant and related party in exchange for customer service related advisory services. The shares were valued at $18,000, which represents the fair market value of the services provided on the award date.

On December 2, 2011, the Company issued 100,000 shares of common stock to an employee in accordance with an employment agreement. The shares were valued at $36,000, which represents the fair market value of the services provided on the award date.

On February 2, 2012, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $94,000, which represents the fair market value of the services provided on the award date.

On February 2, 2012, the Company issued 1,000,000 shares of common stock to a consultant in exchange for business development and sales representative services.  The shares were valued at $300,000, which represents the fair market value of the services provided on the award date.

On February 2, 2012, the Company issued 26,786 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the services provided on the award date.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

Board of Directors

On October 25, 2011, the Board of Directors increased the number of directors from three to seven and appointed Greggory Haugen, Charles “Chuck” Smith, David Meyers and Ronald Warner to the Company’s Board of Directors.  On December 2, 2011 the Board of Directors created Audit, Compensation and Governance & Nominating Committees and appointed the directors to these committees, as follows, and appointed Greggory Haugen as Lead Director.

Compensation Committee: Chuck Smith – Chair, Ron Warner, David Meyers

Audit Committee: David Meyers – Chair, Ron Warner, Chuck Smith

Governance & Nominating Committee: Ronald Warner – Chair, Chuck Smith, David Meyers

Appointment of Chief Financial Officer

On March 16, 2012, we appointed Kenneth Eric Fronk to serve as our Chief Financial Officer (“CFO”).  We entered into an Executive Employment Agreement whereby Mr. Fronk will serve as our CFO for an employment term of five years for monthly compensation of $8,000 and 1,000,000 options to purchase common stock at $0.31 per share.  Options vest upon achieving certain performance conditions.

Mr. Fronk has extensive experience as a CFO of young, public and private companies.  Prior to joining LBT, Mr. Fronk held various executive management positions in industries including manufacturing and distribution, software development, and bio-tech.  Most recently, he served as CFO of Digital Interactive Systems, a manufacturing, distribution, and services company.  Prior to that, Mr. Fronk was part of a team that prepared AlphtecSpine Inc. for its IPO occurring in 2006.  From 2002 to 2005, Mr. Fronk was part of a team that lead the restructure and turnaround of Peregrine Systems Corp, a previously bankrupt software development company.  The team successfully guided Peregrine Systems out of bankruptcy and ultimately sold the software to Hewlett-Packard in late 2005.  Mr. Fronk began his career with Ernst and Young and PricewaterhouseCoopers, where he spent eight years working primarily in high-tech and pharmaceutical industries.  Mr. Fronk earned a Bachelor of Science in Accounting from Brigham Young University and received a Master in Business Administration from the University of Southern California.  He is a certified public accountant (inactive license).

ITEM 6.  EXHIBITS

Exhibit No.*	Document Description
3.1

Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-139395) filed December 15, 2006).

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).
10.1	Promissory Note between the Company and Brian Quinn dated January 17, 2012. †
10.2
Executive Employment Agreement between the Company and David Morse dated February 12, 2012 (incorporated by reference from Exhibit 10.99x to the Registrant’s Post Effective Amendment No. 2 on Form S-1 (Registration No. 333-176514) filed February 9, 2012). *

10.3
Executive Employment Agreement between the Company and Joseph Scalisi dated February 12, 2012 (incorporated by reference from Exhibit 10.99y to the Registrant’s Post Effective Amendment No. 2 on Form S-1 (Registration No. 333-176514) filed February 9, 2012). *

10.4
Executive Employment Agreement between the Company and Desiree Mejia dated February 12, 2012 (incorporated by reference from Exhibit 10.99z to the Registrant’s Post Effective Amendment No. 2 on Form S-1 (Registration No. 333-176514) filed February 9, 2012). *

10.5
Amended and Restated 2007 Stock Incentive Plan (incorporated by reference from Exhibit 10.99t to the Registrant’s Post Effective Amendment No. 1 on Form S-1 (Registration No. 333-176514) filed February 9, 2012). *

10.6
Stock Option Agreement (incorporated by reference from Exhibit 10.99u and Exhibit 10.99v to the Registrant’s Post Effective Amendment No. 1 on Form S-1 (Registration No. 333-176514) filed February 9, 2012). *

10.7
Second Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated February 3, 2012 (incorporated by reference from Exhibit 10.99w to the Registrant’s Post Effective Amendment No. 1 on Form S-1 (Registration No. 333-176514) filed February 9, 2012).

10.8	Executive Employment Agreement with Kenneth Eric Fronk dated March 16, 2012. †
10.9	Securities Purchase Agreement between the Company and JMJ Financial dated March 16, 2012. †
10.10	Warrant Agreement between the Company and JMJ Financial dated March 16, 2012. †
21.1	Subsidiary of the Registrant - Location Based Technologies, Ltd. (an England and Wales private and limited company)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan
** †
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Dated: April 13, 2012	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

Dated: April 13, 2012	By:	/s/ Kenneth Eric Fronk
Kenneth Eric Fronk
Chief Financial Officer