Form 10-Q/A
period 2012-02-29
Location Based Technologies, Inc.
filed 2012-05-04
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 29, 2012

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amended Filing”) to the Quarterly Report of Location Based Technologies, Inc. on Form 10-Q for the quarter ended February 29, 2012 filed with the Securities and Exchange Commission on April 16, 2012 (the “Original Filing”) is to correct a typographical error on the cover page of the Original Filing.  In the Original Filing the “No” box was inadvertently checked instead of the “Yes” box in response to the following statement: “Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).”  The cover page of this Amended Filing has the “Yes” box checked with respect to such statement.

Except as noted above, no other information included in the Original Filing is being amended by this Amended Filing.  Those sections of the Original Filing that are unaffected by the Amended Filing are not included herein. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing.  Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.  The Form 10-Q has not been updated to reflect any event occurring subsequent to the date of the Original Filing.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Amended Filing:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Dated: May 4, 2012	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

Dated: May 4, 2012	By:	/s/ Kenneth Eric Fronk
Kenneth Eric Fronk Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.