Form 10-Q
period 2012-05-31
Location Based Technologies, Inc.
filed 2012-07-13
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended May 31, 2012

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

888-600-1044
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

As of July 11, 2012, there were 194,913,869 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
May 31, 2012 and August 31, 2011

	May 31, 2012	August 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$330,832	$3,619,576
Accounts receivable, net of allowance for doubtful accounts	333,871	-
Inventory	4,805,514	24,809
Prepaid expenses and other assets	274,906	1,499,504
Manufacturing deposits	-	2,800,000
Deferred financing costs	287,334	3,334

Total current assets	6,032,457	7,947,223

Property and equipment, net of accumulated depreciation	330,333	191,855

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,250,067	1,231,084
Deposits	30,000	30,000

Total other assets	1,280,067	1,261,084

TOTAL ASSETS	$7,642,857	$9,400,162

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,380,549	$1,329,689
Accrued officer compensation	938,583	914,765
Deferred revenue	362,303	-
Advances from officers and accrued interest	-	9,462
Line of credit and accrued interest	1,005,597	1,005,597
Convertible notes payable and accrued interest	1,752,322	918,534

Total current liabilities	5,439,354	4,178,047

TOTAL LIABILITIES	5,439,354	4,178,047

Commitments and contingencies	499,387	685,500

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 193,886,478 and 191,570,055 shares issued and outstanding at May 31, 2012 and August 31, 2011, respectively	131,486	129,170
Common stock to be issued	27
Additional paid-in capital	43,747,812	41,752,408
Prepaid services paid in common stock	(50,000)	(293,333)
Accumulated deficit	(42,125,209)	(37,051,630)

Total stockholders' equity	1,704,116	4,536,615

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,642,857	$9,400,162

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2012 and 2011
(Unaudited)

	For the three months ended		For the nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011

Net revenue
Devices	$96,543	$2,830	$318,631	$5,889
Services	37,173	1,745	49,809	3,553

Total net revenue	133,716	4,575	368,440	9,442

Cost of revenue
Devices	80,956	3,235	287,014	4,580
Services	77,459	1,520	189,923	9,222
Other	102,807	2,021	379,278	7,275

Total cost of revenue	261,222	6,776	856,215	21,077

Gross loss	(127,506)	(2,201)	(487,775)	(11,635)

Operating expenses
General and administrative	399,313	227,192	1,109,434	529,332
Officer compensation	199,500	135,000	975,359	405,000
Professional fees	579,720	336,844	1,828,842	1,004,005
Rent	19,202	41,694	57,607	127,302
Research and development	-	119,400	546,075	124,663
Salaries and wages	129,669	-	167,894	-

Total operating expenses	1,327,404	860,130	4,685,211	2,190,302

Net operating loss	(1,454,910)	(862,331)	(5,172,986)	(2,201,937)

Other income (expense)
Financing costs	(48,000)	(137,000)	(78,971)	(2,361,405)
Amortization of beneficial conversion feature	-	-	-	(236,167)
Amortization of deferred financing costs	(164,499)	(47,333)	(197,499)	(111,335)
Interest income (expense), net	(162,837)	(139,437)	(203,904)	(354,885)
Gain on debt settlement	-	-	580,598	-
Foreign currency gain (loss), net	(26)	(100)	(17)	(137)

Total other income (expense)	(375,362)	(323,870)	100,207	(3,063,929)

Net loss before income taxes	(1,830,272)	(1,186,201)	(5,072,779)	(5,265,866)

Provision for income taxes	-	-	800	800

Net Loss	$(1,830,272)	$(1,186,201)	$(5,073,579)	$(5,266,666)

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2012 and 2011
(Unaudited)

	For the three months ended		For the nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011

Accumulated Deficit:

Balance, beginning of period	$(40,294,937)	$(32,909,390)	$(37,051,630)	$(28,828,925)

Net Loss	$(1,830,272)	$(1,186,201)	$(5,073,579)	$(5,266,666)

Balance, end of period	$(42,125,209)	$(34,095,591)	$(42,125,209)	$(34,095,591)

Basic - Earnings (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Basic - Weighted Average Number of Shares Outstanding	193,616,857	119,397,514	192,609,401	113,746,522

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2012 and 2011
(Unaudited)

	For the nine months ended
	May 31, 2012	May 31, 2011

Cash Flows from Operating Activities
Net loss	$(5,073,579)	$(5,266,666)
Adjustment to reconcile net loss to net cash used in operating activities:
Recognition of loss on inventory purchase commitment	(186,113)	-
Depreciation and amortization	122,007	47,339
Amortization of beneficial conversion feature	-	236,167
Amortization of prepaid services paid-in common stock	493,333	271,274
Common stock issued for services	714,000	1,070,977
Common stock issued for financing costs	56,000	292,515
Warrants issued for services	3,761	1,055,636
Options issued for services	461,495	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(333,871)	-
(Increase) decrease in inventory	(4,780,705)	-
(Increase) decrease in prepaid expenses and other assets	1,224,598	(39,118)
(Increase) decrease in debt issuance/financing costs	(284,000)	(2,165)
(Increase) decrease in deposits	2,800,000	(47,841)
Increase (decrease) in accounts payable and accrued expenses	50,860	(593,272)
Increase (decrease) in accrued officer compensation	23,818	246,112
Increase (decrease) in deferred revenue	362,303	-
Increase (decrease) in accrued interest	(213,760)	132,662

Net cash used in operating activities	(4,559,853)	(2,596,380)

Cash Flows from Investing Activities
Purchase of property and equipment	(255,793)	(2,600)
Additions to patents and trademarks	(23,675)	(10,835)

Net cash used in investing activities	(279,468)	(13,435)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	(9,423)	(136,224)
Proceeds from sale of convertible notes payable and warrants	1,000,000	-
Proceeds from convertible notes payable	560,000	2,380,000
Repayment on convertible notes payable	-	(275,000)
Proceeds from notes payable	500,000	58,298
Repayment on notes payable	(500,000)	(63,000)
Proceeds from line of credit	-	1,000,000
Net cash provided by financing activities	1,550,577	2,964,074

Net increase (decrease) in cash and cash equivalents	(3,288,744)	354,259

Cash and cash equivalents, beginning of period	3,619,576	267

Cash and cash equivalents, end of period	$330,832	$354,526

See accompanying notes to unaudited financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2012 and 2011
(Unaudited)

	For the nine months ended
	May 31, 2012	May 31, 2011

Supplemental disclosure of cash flow information:
Income taxes paid	$800	$3,200
Interest paid	$109,472	$161,609

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$56,000	$292,515
Issuance of common stock for services	$714,000	$1,070,977
Issuance of warrants for services	$3,761	$1,055,636
Issuance of options for services	$461,495	$-
Issuance of common stock for conversion of notes payable and accrued interest	$-	$1,055,944

See accompanying notes to unaudited financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company designs, develops, and sells personal, pet, and vehicle locator devices and services including PocketFinder® People, PocketFinder® Pets and PocketFinder® Vehicles. The PocketFinder® is a small, completely wireless, location device that enables a user to locate a person, pet, vehicle or valuable item at any time from almost anywhere using Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies. The Company is located in Irvine, California.

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
MAY 31, 2012
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
MAY 31, 2012
(Unaudited)

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2011, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of May 31, 2012, had an accumulated deficit of $42,125,209. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
MAY 31, 2012
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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at May 31, 2012 and August 31, 2011 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the nine months ended May 31, 2012, revenue from one of the Company’s customers amounted to $224,253 or 61% of total net revenue. Accounts receivable from this customer amounted to $333,871 or 100% of total accounts receivable at May 31, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of May 31, 2012 and August 31, 2011 the allowance for doubtful accounts amounted to $304,597.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of packaging supplies, components and finished goods at May 31, 2012 and August 31, 2011.

Net losses on firm purchase commitments for inventory are recognized in accordance with FASB ASC 330 – Inventory, whereby losses arising from firm, uncancelable and unhedged commitments for the future purchase of inventory items are recognized in the current period. For the year ended August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. As of May 31, 2012 and August 31, 2011, the liability from inventory purchase commitments amounted to $499,387 and $685,500, respectively.

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
MAY 31, 2012
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

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of May 31, 2012 and August 31, 2011, the Company capitalized costs totaling $1,361,959 related to its website development.

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
MAY 31, 2012
(Unaudited)

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of May 31, 2012 and August 31, 2011, the Company capitalized $1,208,643 and $1,184,968, respectively, for patent related expenditures. As of May 31, 2012 and August 31, 2011, the Company capitalized $59,470 for trademark related expenditures.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $4,692 and $24,848 for the nine months ended May 31, 2012 and 2011, respectively.

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not yet been recognized. As of May 31, 2012, deferred revenue amounted to $362,303 and consisted of the aggregate value of on-hand inventory of PocketFinder® devices held by a distributor.

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
MAY 31, 2012
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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the nine months ended May 31, 2012 and 2011, the Company incurred $546,075 and $124,663 of research and development costs, respectively.

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

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. For the nine months ended May 31, 2012, stock-based compensation expense associated with stock options totaled $461,495.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum franchise fee in its provision for income taxes for the nine months ended May 31, 2012 and 2011.

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
MAY 31, 2012
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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC Topic 820, Fair Value Measurement. The purpose of ASU 2011-04 is to clarify the intent about the application of existing fair value measurement and disclosure requirements and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company did not have a material impact to its consolidated financial statements implementing the provisions of ASU 2011-04.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

2.             INVENTORY

Inventory at May 31, 2012 and August 31, 2011 consisted of the following:

	May 31, 2012	August 31, 2011

Packaging supplies	$59,029	$13,129
Device components	1,697,849	11,680
Finished goods	3,048,636	-

Total inventory	$4,805,514	$24,809

3.             PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2012 and August 31, 2011 consisted of the following:

	May 31, 2012	August 31, 2011

Website development costs	$1,361,959	$1,361,959
Machinery and equipment	394,661	168,024
Computer software (mobile apps)	125,626	101,626
Computer and video equipment	43,040	40,777
Office furniture	37,692	34,800

	1,962,978	1,707,186

Less: accumulated depreciation and impairment adjustment	(1,632,645)	(1,515,331)

Total property and equipment	$330,333	$191,855

Depreciation expense for the nine months ended May 31, 2012 and 2011 amounted to $117,314 and $20,131, respectively.  In addition, the Company recorded an impairment of its Website development costs in the amount of $1,361,959 during the year ended August 31, 2010, due to uncertainty concerning, at the time, its ability to obtain sufficient financing to bring its products to market.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

4.             RELATED PARTY TRANSACTIONS

Advances from Officers

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the nine months ended May 31, 2012, there were no new advances from officers and repayments on advances totaled $9,423. In June 2011, $500,000 of advances from an officer was converted into 2,500,000 shares of the Company’s common stock at $0.20 per share. Outstanding advances from officers amounted to $0 as of May 31, 2012.

During the nine months ended May 31, 2012, $55 of interest was accrued and $94 of interest was paid on officer advances. In August 2011, $105,433 of accrued interest on advances from an officer was converted into 527,165 shares of the Company’s common stock at $0.20 per share. Accrued interest on officer advances amounted to $0 as of May 31, 2012.

Services Provided

A relative of the Chief Operating Officer provides bookkeeping and accounting services to the Company for $2,500 per month. During the nine months ended May 31, 2012, bookkeeping and accounting fees for this related party totaled $22,500.

On March 30, 2011, the Company entered into an Employment Letter of Intent (“LOI”) with a relative of the Company’s CEO and President, to act as Vice President of Customer Service. Under the terms of the LOI, the related party is paid compensation of $10,000 per month and 250,000 shares of the Company’s common stock as a signing bonus. The common stock was valued at $42,500 on the award date. On March 15, 2012, the Company entered into an Executive Employment Agreement with the related party.  Under the terms of Executive Employment Agreement, the related party is paid compensation of $10,000 per month and received 1,500,000 stock options that vests upon achieving certain milestones. During the nine months ended May 31, 2012, total compensation under these related party agreements totaled $113,500.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

5.             NOTE PAYABLE

$500,000 Promissory Note

On January 17, 2012, the Company entered into a promissory note agreement for $500,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by April 16, 2012. The note bears interest at 12% or $60,000 for 90 days. In addition, the Company issued 200,000 shares of common stock valued at $56,000 on the award date.

As of May 31, 2012, the note payable balance and interest totaling $560,000 was repaid.

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
MAY 31, 2012
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
MAY 31, 2012
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

As of May 31, 2012, the note payable balance and accrued interest totaled $25,000 and $2,322, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

6.             CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing

On March 16, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $555,000 consisting of $500,000 of principal and $55,000 of prepaid interest, and “V warrants” to purchase 869,565 shares of the Company’s common stock. Under the terms of the Note, $555,000 of principal and interest shall be repaid by September 16, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 869,565 shares of common stock at $0.23 per share. The warrants expire on March 16, 2017. Under the terms of the SPA, $200,000 was allocated for the purchase of the warrants and the remaining $300,000 was allocated for the Note. As of May 31, 2012, the note payable balance and prepaid interest totaled $555,000 and $9,167, respectively.

On April 18, 2012, the Company entered into a Promissory Note Agreement (“Note”) for $620,000 consisting of $560,000 of principal and $60,000 of prepaid interest. Under the terms of the Note, $620,000 of principal and interest shall be repaid by July 18, 2012. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. As of May 31, 2012, the note payable balance and prepaid interest totaled $620,000 and $30,000, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

6.             CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing (Continued)

On May 1, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $550,000 consisting of $500,000 of principal and $50,000 of prepaid interest, and “W warrants” to purchase 1,086,957 shares of the Company’s common stock. Under the terms of the Note, $550,000 of principal and interest shall be repaid by November 1, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 1,086,957 shares of common stock at $0.23 per share. The warrants expire on May 1, 2017. Under the terms of the SPA, $250,000 was allocated for the purchase of the warrants and the remaining $250,000 was allocated for the Note. As of May 31, 2012, the note payable balance and prepaid interest totaled $550,000 and $33,333, respectively.

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

In accordance with the Loan Agreement, Silicon Valley Bank earned a success fee equal to 6% warrant coverage of the credit line or $60,000 divided by a $0.20 share price upon the Company successfully raising new capital or equity in excess of $2,000,000.  The warrant is valid for five years from the time of issuance (see Note 10).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

7.             LINE OF CREDIT (Continued)

On August 24, 2011, the Company entered into a First Amendment to Loan and Security Agreement (“First Amendment”) to waive existing and pending defaults for failing to comply with certain financial covenants. On February 3, 2012, the Company entered into a Second Amendment to Loan and Security Agreement (“Second Amendment”) to extend the maturity date to April 4, 2012 and to waive existing and pending defaults for failing to comply with certain financial covenants. On April 17, 2012, the Company entered into a Third Amendment to Loan and Security Agreement (“Third Amendment”) to extend the maturity date to October 5, 2012 and to waive existing and pending defaults for failing to comply with certain financial covenants.

As of May 31, 2012, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $5,597, respectively.

8.             COMMITMENTS AND CONTINGENCIES

Inventory Purchase Commitments

On July 20, 2011, the Company initiated a purchase order to manufacture the first 10,000 PocketFinder® devices. As of August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. The liability from inventory purchase commitments is relieved as the related inventory is sold. As of May 31, 2012, the balance of the liability from inventory purchase commitments amounted to $499,387.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

8.             COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term.  The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for the nine months ended May 31, 2012 and 2011 totaled $57,607 and $127,302, respectively.

As of May 31, 2012, the future minimum lease payments are as follows:

For the Years Ending:

May 31, 2013	$78,029
May 31, 2014	81,484
May 31, 2015	85,937
May 31, 2016	7,193

Total	$252,643

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
MAY 31, 2012
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
MAY 31, 2012
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
MAY 31, 2012
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
MAY 31, 2012
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
MAY 31, 2012
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
MAY 31, 2012
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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

9.             EQUITY (Continued)

Common Stock (Continued)

In February 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date.

In February 2012, the Company issued 26,786 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the services provided on the award date.

In April 2012, the Company issued 200,000 shares of common stock in connection with a note payable issuance. The shares were valued at $56,000, which represents the fair market value of the note payable issuance costs on the award date.

In May 2012, the Company issued 24,359 shares of common stock in connection with a cashless exercise of 50,000 “Series T” warrants at an exercise price of $0.20 per share.

In May 2012, the Company issued 25,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $8,500, which represents the fair market value of the services provided on the award date.

In May 2012, the Company issued 100,000 shares of common stock to a consultant in exchange for consulting services related to business development. The shares were valued at $37,000, which represents the fair market value of the services provided on the award date.

In May 2012, the Company issued 50,000 shares of common stock to three consultants in exchange for consulting services related to technology development. The shares were valued at $18,500, which represents the fair market value of the services provided on the award date.

Prepaid Services Paid In Common Stock

In February 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date to be amortized from January 1, 2012 to June 30, 2012. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $50,000 at May 31, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

Warrants

Warrants to purchase up to 11,321,052 shares of the Company’s common stock are outstanding at May 31, 2012 (see Note 10).

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

There were 18,500,000 incentive stock options granted under the 2007 Plan during the nine months ended May 31, 2012.

10.           STOCK OPTIONS AND WARRANTS

Stock Options

On January 12, 2012, the Company granted options to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share in accordance with the Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreements. All options vest upon a change of control of the Company. The options expire on January 12, 2017. As of May 31, 2012, there were 1,500,000 options that were vested and presently exercisable. The fair value of such options using the Black-Scholes option pricing model amounted to $404,121. No options were exercised as of May 31, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

10.           STOCK OPTIONS AND WARRANTS

Stock Options (Continued)

On March 15, 2012, the Company granted options to two officers of the Company and two employees to purchase 6,500,000 common shares at $0.31 per share in accordance with an Executive Employment Agreement. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreement. All options vest upon a change of control of the Company. The options expire on March 15, 2017.

Warrants

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan personal guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $926,900. No warrants were exercised as of May 31, 2012.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $128,736. No warrants were exercised as of May 31, 2012.

On July 29, 2011, the Company issued "Series T" warrants to purchase 1,787,500 common shares at $0.20 per share to placement agents in connection with the private placement. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $837,664. There were 60,000 warrants exercised as of May 31, 2012 (see Note 9).

On August 31, 2011, the Company issued “Series U” warrants to Silicon Valley Bank to purchase 300,000 common shares at $0.20 per share in connection with the private placement success fee. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $140,587. No warrants were exercised as of May 31, 2012.

On March 16, 2012, the Company issued “Series V” warrants to JMJ Financial to purchase 869,565 common shares at $0.23 per share for cash proceeds of $200,000 under a Stock Purchase Agreement. The warrants expire on March 16, 2017. No warrants were exercised as of May 31, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

10.           STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On May 1, 2012, the Company issued “Series W” warrants to JMJ Financial to purchase 1,086,957 common shares at $0.23 per share for cash proceeds of $250,000 under a Stock Purchase Agreement. The warrants expire on May 1, 2017. No warrants were exercised as of May 31, 2012.

On March 1, 2012, the Company issued “Series X” warrants to a consultant to purchase 57,692 common shares at $0.26 per share for marketing and promotional services provided to the Company. The warrants expire on March 1, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $3,761. No warrants were exercised as of May 31, 2012.

In addition to the above, at May 31, 2012, the Company had the following warrants outstanding:

Series	Number of Shares	Exercise Price	Expiration
A	1,500,000	$1.00	8/14/2012
B	750,000	$2.00	8/14/2012
C	120,000	$2.00	6/2/2013
K	15,901	$1.34	6/5/2012
M	96,849	$1.04	8/7/2012
N	32,468	$0.88	9/14/2012
O	68,671	$0.77	9/15/2012
P	410,448	$0.67	11/24/2012
Q	20,000	$0.75	11/2/2012
R	215,000	$0.68	12/16/2014

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
MAY 31, 2012
(Unaudited)

11.           PROVISION FOR INCOME TAXES (Continued)

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

The components of the Company’s deferred tax asset as of May 31, 2012, are as follows:

Net operating loss carry forward and deductible temporary differences	$13,368,000
Valuation allowance	(13,368,000)

Net deferred tax asset	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

Federal tax at statutory rate	$34.00%
State income tax net of federal benefit	5.83%
Valuation allowance	(39.83%)

$-

The Company’s valuation allowance increased by $2,216,000 for the nine months ended May 31, 2012.

As of May 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $33,563,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2031. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of May 31, 2012 and August 31, 2011, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2007 and by state taxing authorities for tax years prior to 2006.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

12.           SUBSEQUENT EVENTS

On June 5, 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date.

On June 7, 2012, the Company issued 27,391 shares of common stock in connection with a cashless exercise of 60,000 “Series T” warrants at an exercise price of $0.20 per share.

On June 27, 2012, the Company entered into an Extension Agreement related to a promissory note agreement for $25,000 to extend the due date for an additional six months to December 27, 2012. All other terms remain unchanged.

From June 28, 2012 to July 9, 2012, the Company entered into six unsecured convertible promissory note agreements for $630,000.  Under the terms of the promissory note agreements, principal and any unpaid interest shall be repaid from June 28, 2013 to July 9, 2013.  The notes bear interest at 10% per annum and may be prepaid in whole or in part, without penalty.  At the option of the note holders, the notes may be converted, in whole or in part, into shares of the Company's stock on the basis of $0.30 per share.

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

Our Business.  We design, develop, and sell leading-edge personal locator devices and services. Our devices utilize Global Positioning System (“GPS”) and General Packet Radio Service (“GPRS”) technologies in conjunction with our patented, proprietary hardware and software to allow users to locate their devices in real time.  Our flagship PocketFinder products are small, completely wireless, location devices that enable users to locate a person, pet, vehicle or other valuable item anytime from almost anywhere.  The device location and other critical information can be viewed by logging on to our website (www.pocketfinder.com) or by using the PocketFinder iPhone, iPod touch, or iPad Apps and, most recently, an Android App (available from Google Play or Android Market).  Customers may also access the website from any Internet capable smartphone. The PocketFinder can also push near real time location information to users via email or SMS Text Messaging.

Current products include: PocketFinder People, PocketFinder Pets, PocketFinder Vehicles, PocketFinder Mobile, a very long battery life asset tracking device called the PF-886, and GPSVehicleLocator devices.  These products are all based on proprietary LBT technology and will be utilized to serve strategic vertical markets with global opportunities.

Apple Store sales began in late November of 2011 and Apple Online launched just prior to that timeframe.  With six full months of being on the shelf LBT has delivered slightly over 8,200 devices to Apple.  We have also recently expanded the sales channel to include PocketFinder Pet and Vehicle locators that are now available to purchase from our PocketFinder website.  Combined Apple and website sales and activations are showing steady increases month over month.  June sales reflect our highest combined sales and activations month with an 11% increase in device activations.  Advertising and general market awareness over the past few months includes our PocketFinder products highlighted by Dr. Gadget on radio and on  ABC’s The View and Extra; NBC’s Today Show, and a month long focus on teen driving safety in partnership with NBCUniversal in Texas.  In addition Jennifer Jolly presented our products in Chicago, Atlanta, and Los Angeles on CNN, CBS, WGN, WLS, Daily Motion, and ABC’s Money Matters. We are significantly expanding our presence on the Worldwide Web as well as in digital and print media.

All consumer sales include two months of free service with the purchase of the device; therefore, revenues continue to reflect the latency of the monthly recurring income.  We are also exploring several service option plans for family and multiple accounts.  Some plans offered will be paid in advance, typically in one lump sum payment.

Our Apple sales include only the United States and Canada yet our devices continue to draw International attention. Work with Apple Online to open up the market in Mexico is progressing and should be open for sales soon.  We currently have devices working in over 70 countries (37% of all countries in the world) and multiple requests for distribution opportunities from 64 countries around the world.  Associated with this kind of interest, we are working with a select few of these distributors and addressing the need for local wireless carrier involvement in order to be able to provide a reasonably priced monthly service fee, solid customer and technical support, and market reach.  The first distributor in the Australasia territory is very close to closing.

Our preferred partners are the wireless carriers themselves because of their ready network and customer/billing infrastructure.  Negotiations with four Tier 1 wireless carriers have progressed and devices are being tested on their networks. Early discussions/exploration with several other Tier 2 and 3 carriers also continue.  A couple of the Tier 1 carriers cover multiple countries and their involvement, albeit slow, will net broad International market coverage.

Commercial and Government/Military applications are also progressing as is our relationship with The World Famous West Coast Customs.  While our devices are being used in many of their custom builds we are also expanding the relationship to include co-branded distribution opportunities as well as other Commercial activities.  Filming for this September’s WCC’s TV series is well underway (showing in 28.5M households weekly) and will include demonstrations of how to install our vehicle device as well as the ease and simplicity of our multiple Interfaces. The co-branded products would be available for sale online and in select retail stores where other WCC products are sold.  We are finalizing the WCC project and anticipate launching the co-branded products later this summer.

We recently launched our new Business Solutions website and support infrastructure.  This site and intelligence was designed utilizing a vast amount of customer input and guidance.  We now have 59 businesses actively using our system with many more in the pipeline. We continue to work with several major International airlines with global cargo applications utilizing the PF-886 device.  We are also working with two major banks in Mexico interested in the vehicle solution for insurance related applications (our location products were featured during “Cargo Weeks” show during June in Mexico City, Mexico) as well as a number of national retail concerns.  There is tremendous need for various applications in these areas.

Our products are all supported by feature rich Apps that allow users to maximize the functionality and benefits of PocketFinder devices from almost anywhere at any time.  The iPhone, native iPad, and Android Apps are free downloads available through the iTunes Store or on Google Play and the Android Market respectively.  They deliver the ability to set up and manage PocketFinder devices while users are on the go throughout the day or night from virtually anywhere in the world that the user’s phone has network connectivity.  BlackBerry and Windows Mobile Professional 6.0 Operating Systems are able to access the existing www.pocketfinder.com website to manage and set up accounts.

In response to specific customer demand for a small location device that delivered as much as 30 days of battery life for asset tracking and, more specifically, the shipping of high value parts and/or products, we developed the PF-886 device, an extended battery life product.  These devices provide more than 3 weeks with 5 minute locates and deliver multiple months of continuous service with a once or twice a day location option.  The devices are small (approximately 4 1/2 inches by 2 1/4 inches) and weigh just over 5.5 ounces.  Devices are available for order now.

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

In May 2012 Kumu Puri, Senior Executive, Accenture’s Electronics & High-Tech Group shared that over the past few years Accenture has studied usage of technology by consumers to identify major trends that might assist their corporate clients. Their most recent survey of 19 different technologies across users in 10 countries revealed four major trends that they believe will be crucial over the next several years. They are:

•	Consumers are reaching a state of “hypermobility,” rapidly adopting mobile technologies and downloading applications that keep them connected anywhere, anytime.

•	Consumers are increasingly reaching into the network and modifying their behaviors as they rely on cloud services.
•	Consumers’ use of electronics is increasingly more dependent on the exploding number of applications now within their reach.
•	Emerging markets lead in usage and spending growth of many consumer technologies.

Puri went on to say that, “Consumers are adopting mobile technology so rapidly that the mobility trend is in hyper-drive. While consumers still have strong ownership and usage of desktop or laptop computers (90% surveyed own them), purchase intentions for computers are slowly declining. Simultaneously, smartphone and tablet PC ownership is rising steeply. More than half of consumers we surveyed own a smartphone – up 25 points in the past 12 months. This marks a growth rate of 89% over the previous year. One-third of respondents bought a smartphone in 2011, an increase of 15 percentage points compared with 2010.  On a similar trajectory, ownership of tablets grew by 50% last year, from 8% of consumers owning them to 12%, according to our study.

“These survey findings paint a picture of consumers striving to get and stay connected wherever they are via mobile technologies, abundant app choices and a growing set of service alternatives from the cloud. The era of hypermobility has numerous implications for consumer electronics companies as they work to capture the greatest share of wallet among their target customers.”

We are aggressively moving the PocketFinder family of products web-based features and functionality onto more functional mobile platforms to better meet the needs of this highly mobile society.  We are seeing similar demands and requirements in families and in businesses.  By taking advantage of the latest in GPS, GSM, and Internet technology, small and medium sized businesses will be able to more effectively and efficiently manage their mobile assets and key human resources as well as to carefully monitor the shipping and delivery of high value assets.  Although we are only actively selling devices in the US and Canada, we find that many people have purchased our devices while visiting the US and then returned home to activate.  Global usage now comprises countries in much of Europe, Russia, Romania, Ukraine, Mexico, China, Hong Kong, Australia, many countries in South America.

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

We continue to tightly control our overhead and ensure that we have the right resources in place at the right time.  We have a very talented senior management team that brings the right knowledge, skills and abilities to deliver world-class products and services.  Distribution opportunities are being negotiated as we carefully analyze each market opportunity against the cost of entry, potential growth, economic value, and support capability metrics.   We are developing a business model for international market opportunities and are in discussions with wireless carriers and/or distributors in multiple countries at this time.  Key personnel have been brought in as independent contractors to supplement our existing team with customer, sales and business development skills.  Our customer service center personnel have received consistently high feedback from customers who have found need for assistance and offer their support in English and Spanish.

Our Personal Locator Services. Our products are currently being sold through various online retailers, the Online Apple Store, Apple Retail Stores and through our website.  We provide customer service and support in the United States through existing, award winning call centers owned by Affinitas.  In the consumer market we are seeing multiple vertical market segments including the following:

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

Our Intellectual Property Investment.  We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover many aspects of the PocketFinder, its operating system and user interface.  We have expanded and filed additional claims this fiscal year that cover new aspects of the PocketFinder People device, its operating system and user interface.  Our intellectual property portfolio includes 29 issued US patents, 16 pending US patents, 8 pending foreign patents, 6 PCT filings, 17 registered trademarks and 4 Madrid protocol trademark cases.

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

Our Growth Strategy.  Our objective is to become a premier provider of personal and asset location services in the Location Based Services market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for business applications or for their children, pets, or asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include market education of this new GPS mobile application and:

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

Employees and Outsourced Assistance.  We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Mrs. Mejia, our Chief Operating Officer, and Mr. Gregory Gaines, our Chief Marketing and Sales Officer, currently devote 100% of their business time to our operations.  Our CFO, Mr. Eric Fronk, is currently serving part-time.  In addition to our new Board members, we have added several key contributors with customer service, business development, and sales leadership experience.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced organizations contracted to provide respective services.  The company will remain focused on our core competency of providing location devices and services.

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

RESULTS OF OPERATIONS

For the nine months ended May 31, 2012 as compared to the nine months ended May 31, 2011.

Revenue.  For the nine months ended May 31, 2012, we generated $368,440 of net revenue as compared to $9,442 of net revenue for the nine months ended May 31, 2011.  Net revenue for the nine months ended May 31, 2012, consisted of $318,631 from the sales of PocketFinder devices and $49,809 from monthly subscription service income.

Cost of Revenue.  For the nine months ended May 31, 2012, cost of revenue totaled $856,215 resulting in a negative gross margin of $487,775 as compared to $21,077 for the nine months ended May 31, 2011.  The cost of revenue was significantly higher than net revenue during the nine months ended May 31, 2012, as we incurred labor and cost overages to accelerate our initial production run to meet our distributor delivery deadlines.  In addition, certain fixed overhead charges contributed to the negative gross margin.  We anticipate that our unit cost will be significantly lower as our production volumes grow.

Operating Expenses.  For the nine months ended May 31, 2012, our total operating expenses were $4,685,211 as compared to total operating expenses of $2,190,302 for the nine months ended May 31, 2011.  Operating expenses increased by $2,494,909 or 113% in 2012 from 2011.  The increase in operating expenses is primarily attributed to the following:

●
A $580,102 increase in general and administrative expenses to $1,109,434 for the nine months ended May 31, 2012, as compared to $529,332 for the nine months ended May 31, 2011.  The increase in general and administrative expenses in 2012 as compared to 2011 is due to the following:

o	Increase in advertising fees to market our products;
o	Increase in insurance costs as a result of increasing our product liability coverage;
o	Increase in computer expenses related to our website and development of the PocketFinder apps; and
o	Recognition of board of directors fees upon the establishment of the board in October 2011.

●
A $570,359 increase in officer compensation to $974,359 for the nine months ended May 31, 2012, as compared to $405,000 for the nine months ended May 31, 2011.  The increase in officer compensation is due to the addition of our Chief Marketing Officer in October 2011 and our Chief Financial Officer in March 2012.  Approximately $404,000 of the increase is due to the granting of stock options to three executive officers in accordance with Executive Employment Agreements.  The fair value of the stock options using the Black-Scholes option pricing model amounted to $404,121;

●
An $824,837 increase in professional fees to $1,828,842 for the nine months ended May 31, 2012, as compared to $1,004,005 for the nine months ended May 31, 2011.  The increase in professional fees is primarily attributed to a significant increase in legal fees related to the Gemini Master Fund, Ltd. loan defaults and to prepare the filing of our registration statement on Form S-1.  In addition, professional fees increased due to the addition of nine consultants specializing in sales and marketing, business development, financial services, technology, and customer service;

●
A $421,412 increase in research and development costs to $546,075 for the nine months ended May 31, 2012, as compared to $124,663 for the nine months ended May 31, 2011, as we increased R&D activities related to our PocketFinder XL device; and

●
The increases above were offset by a $69,695 decrease in rent to $57,607 for the nine months ended May 31, 2012, as compared to $127,302 for the nine months ended May 31, 2011, due to moving to smaller office space in Irvine.

Other Income/Expenses.  For the nine months ended May 31, 2012, we reported net other income totaling $100,207 that consisted of net interest expense, financing costs, amortization of deferred financing costs, gain on debt settlement and foreign currency gains as compared to net other expenses totaling $3,063,929 for the nine months ended May 31, 2011.  The $3,164,136 decrease in other income and expenses is primarily due to the following:

●
A $2,282,434 decrease in financing costs to $78,971 for the nine months ended May 31, 2012, as compared to $2,361,405 for the nine months ended May 31, 2011 due to a significant reduction in finder’s fees and financing activities following the private placement in July 2011;

●
A $236,167 decrease in the amortization of beneficial conversion features on notes payable to $0 for the nine months ended May 31, 2012, as compared to $236,167 for the nine months ended May 31, 2011 as all convertible notes were previously converted and no new convertible notes were entered into during the nine months ended May 31, 2012;

●
A $150,981 decrease in interest expense to $203,904 for the nine months ended May 31, 2012, as compared to $354,885 for the nine months ended May 31, 2011 as the majority of note payables were converted during the private placement in July 2011; and

●
A $580,598 gain on debt settlement related to the Gemini Master Fund, Ltd. notes payable was recognized during the nine months ended May 31, 2012, whereby, there was no such gain during the nine months ended May 31, 2011.

Net Loss.  For the nine months ended May 31, 2012, we reported a net loss of $5,073,579 as compared to a net loss of $5,266,666 for the nine months ended May 31, 2011, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $330,832 as of May 31, 2012, as compared to $3,619,576 as of August 31, 2011.  The decrease in cash as of May 31, 2012, as compared to August 31, 2011 is attributed to the purchase of device components and the production of PocketFinder devices.

Inventory totaled $4,805,514 as of May 31, 2012, as compared to $24,809 as of August 31, 2011 and consisted of $59,029 of packaging supplies, $1,697,849 of device components and $3,048,636 of finished goods.

Prepaid expenses and other assets including deferred financing costs totaled $562,240 as of May 31, 2012, as compared to $1,502,838 as of August 31, 2011 and consisted of prepaid advisor retainers, insurance, interest, commissions, license fees, and prepaid manufacturing costs.  The decrease in prepaid expenses as of May 31, 2012 from August 31, 2011 is the result of recognizing approximately $1.4 million in prepaid manufacturing costs at August 31, 2011; whereby, there were no such costs at May 31, 2012.

There were no manufacturing deposits as of May 31, 2012, as compared to $2,800,000 as of August 31, 2011.  The decrease is the result of using deposits to purchase inventory components and manufacture PocketFinder devices from August 31, 2011 to May 31, 2012.

As of May 31, 2012, the total of our property and equipment, less accumulated depreciation, was a net value of $330,333, compared to the net value of $191,855 for our property and equipment, less accumulated depreciation, as of August 31, 2011.  The increase is primarily due to the development of more robust PocketFinder apps and the purchase of tooling and equipment for device production.

Other assets, consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of the security deposit for our office lease and amounted to $30,000 as of May 31, 2012 and August 31, 2011.  Patents and trademarks, net of amortization, amounted to $1,250,067 as of May 31, 2012, as compared to $1,231,084 as of August 31, 2011.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of May 31, 2012, were $7,642,857 as compared to our total assets as of August 31, 2011, which were $9,400,162.  The decrease in our total assets between the two periods was primarily due to a decrease in cash that was offset by an increase in inventory as previously discussed.

As of May 31, 2012, our accounts payable and accrued expenses were $1,380,549 as compared to $1,329,689 as of August 31, 2011.

As of May 31, 2012, accrued officer compensation was $938,583 as compared to $914,765 as of August 31, 2011.

As of May 31, 2012, deferred revenue was $362,303 and consisted of the aggregate value of on-hand inventory of PocketFinder® devices held by a distributor.

There were no outstanding advances from officers or related accrued interest as of May 31, 2012, as compared to $9,462 as of August 31, 2011.  Advances from officers and accrued interest at August 31, 2011 were paid off in September 2011.

Convertible notes payable and related accrued interest totaled $1,752,322 as of May 31, 2012, as compared to $918,534 as of August 31, 2011.  The $1,750,000 of convertible promissory notes are short term, to be repaid out of future operating cash flow.

The outstanding balance on our line of credit and accrued interest totaled $1,000,000 and $5,597, respectively, as of May 31, 2012.

On January 5, 2011, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit originally expiring January 5, 2012.  On August 24, 2011, the Loan and Security Agreement was amended by a First Amendment to Loan and Security Agreement to waive existing and pending defaults on loan covenants.  On February 3, 2012, the Loan and Security Agreement was amended by a Second Amendment to Loan and Security Agreement to extend the maturity date to April 4, 2012 and to waive existing and pending defaults on loan covenants.  On April 17, 2012, the Loan and Security Agreement was amended by a Third Amendment to Loan and Security Agreement to extend the maturity date to October 5, 2012 and to waive existing and pending defaults on loan covenants.  All other terms and conditions remain unchanged.  The outstanding balance and accrued interest due on the line of credit totaled $1,005,597 as of May 31, 2012.  Silicon Valley Bank maintains a security interest in all of our personal property.

Commitments as of May 31, 2012, amounted to $499,387 compared to $685,500 as of August 31, 2011, and consisted of the liability on losses from inventory purchase commitments recognized in August 2011.

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

CASH REQUIREMENTS

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail distribution.  Since our inception, we have generated significant losses.  As of May 31, 2012, we had an accumulated deficit of $42,125,209 and we expect to incur continual losses until sometime in calendar year 2013.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of May 31, 2012, we had $330,832 in cash and cash-equivalents.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and launch of the PocketFinder family of products.  We also expect to fund any additional inventory requirements and any necessary general overhead requirements.

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

On March, 16, 2012, we consummated a financing with JMJ Financial (“JMJ”) which could net us up to $2,000,000 in capital.  As of May 31, 2012, we received investments from JMJ totaling $1,560,000, but future capital distributions shall be made solely at JMJ’s discretion.  Due to the uncertain nature of any future funding from JMJ, we may need to raise debt or equity capital this coming quarter.  The sale of additional equity securities may result in additional dilution to our stockholders.  The sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned commercialization activities, which could adversely affect our financial conditions and operating results.

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

Off-Balance Sheet Arrangements

As of May 31, 2012, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2012, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department, and a limited corporate governance structure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the nine months ended May 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

In April 2012, the Company issued 200,000 shares of common stock in connection with a note payable issuance. The shares were valued at $56,000, which represents the fair market value of the note payable issuance costs on the award date.

In May 2012, the Company issued 24,359 shares of common stock in connection with a cashless exercise of 50,000 “Series T” warrants at an exercise price of $0.20 per share.

In May 2012, the Company issued 25,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $8,500, which represents the fair market value of the services provided on the award date.

In May 2012, the Company issued 100,000 shares of common stock to a consultant in exchange for consulting services related to business development. The shares were valued at $37,000, which represents the fair market value of the services provided on the award date.

In May 2012, the Company issued 50,000 shares of common stock to three consultants in exchange for consulting services related to technology development. The shares were valued at $18,500, which represents the fair market value of the services provided on the award date.

On June 5, 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date.

On June 7, 2012, the Company issued 27,391 shares of common stock in connection with a cashless exercise of 60,000 “Series T” warrants at an exercise price of $0.20 per share.

Warrant Issuances

On May 1, 2012, the Company issued “Series W” warrants to JMJ Financial to purchase 1,086,957 common shares at $0.23 per share for cash proceeds of $250,000 under a Stock Purchase Agreement. The warrants expire on May 1, 2017. No warrants were exercised as of May 31, 2012.

On March 1, 2012, the Company issued “Series X” warrants to a consultant to purchase 57,692 common shares at $0.26 per share for marketing and promotional services provided to the Company. The warrants expire on March 1, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $3,761. No warrants were exercised as of May 31, 2012.

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).
10.11	Executive Employment Agreement between the Company and David Michael Morse, Jr. dated March 1, 2012. †
10.12	Third Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 17, 2012. †
10.13	Promissory Note Agreement between the Company and JMJ Financial dated April 18, 2012. †
10.14	Unsecured convertible promissory note agreement between the Company and Cody Evans dated June 28, 2012. †
10.15	Unsecured convertible promissory note agreement between the Company and Adam Marcotte dated July 9, 2012. †
10.16	Unsecured convertible promissory note agreement between the Company and Rolf Haugen dated July 9, 2012. †
10.17	Unsecured convertible promissory note agreement between the Company and James and Kristy Heer dated July 9, 2012. †
10.18	Unsecured convertible promissory note agreement between the Company and David and Barbara Alampi dated July 9, 2012. †
10.19	Unsecured convertible promissory note agreement between the Company and Dave and Denise Kuennan dated July 9, 2012. †
21.1	Subsidiary of the Registrant - Location Based Technologies, Ltd. (an England and Wales private and limited company)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan
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

†	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCATION BASED TECHNOLOGIES, INC.

Dated: July 13, 2012	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

Dated: July 13, 2012	By:	/s/ Kenneth Eric Fronk
Kenneth Eric Fronk
Chief Financial Officer