Form 10-K
period 2012-08-31
Location Based Technologies, Inc.
filed 2012-11-29
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2012

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
☐Yes   ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes   ☒ No

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
☐Yes   ☒ No

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter (February 28, 2012) was $37,595,273.  This value is estimated solely for purposes of this cover page.

As of November 16, 2012, there were 200,599,622 shares of registrant’s common stock outstanding.

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

Location Based Technologies®, PocketFinder® and PocketFinder Pets® are registered trademarks, and PocketFinder Network™, PocketFinder People™, PocketFinder Vehicle™, PocketFinder Luggage™, PocketFinder Mobile™, PF-886™, “Powered by LBT” and VehicleFleetFinder™ are trademarks, of the company.  With respect to this report, we reserve all rights to the foregoing trademarks regardless of whether they carry the “®” or “™” designation.

Our Business.  We market and sell affordable, leading-edge, proprietary, and easy-to-use consumer and commercial location devices and services. Our devices utilize Assisted Global Positioning System (“A-GPS”) and General Packet Radio Service (“GPRS”) technologies in conjunction with our patented, proprietary technologies designed to enhance and enrich the way businesses and families interact and stay connected around the world.

Our flagship product, the PocketFinder, is a small, waterproof, rugged and completely wireless location device that enables users to easily locate anyone or anything they care about, from a computer or web-enabled device. Our products deliver critical information to users, such as: device location, longitude, latitude, heading speed and 60 days of location history. This information can be viewed passively through a user’s account or can be actively sent to a user via SMS text, email or push notification if the user sets an alert. The target markets for the PocketFinder include: young children, seniors, people with special needs and people who need to track valuable assets such as luggage or sporting equipment.  In addition to the PocketFinder, we also sell the PocketFinder Pet and the PocketFinder Vehicle products.  The PocketFinder Pet is designed for pets weighing 15 pounds or more, and we market the PocketFinder Vehicle to families with new drivers, car enthusiasts, motorcycle owners, watercraft owners and business fleets.  The PocketFinder Vehicle attaches directly to a battery or fuse box, so it has a constant supply of power.  All PocketFinder products operate on the same user interface, which enables our customers receive the same features, functionality and user-experience, regardless of which product they own.  To access their account or locate their devices, users can logon to our website at www.pocketfinder.com or use our native iPhone, iPad or Android Apps.

We generate revenue by selling our products and charging customers an ongoing service fee, for which we offer monthly and annual subscription plans.  All of our products that are sold in the US operate on the AT&T cellular network.  The GPS data which is collected by the device is transmitted to our customers (via our servers) on AT&T’s network.  Since AT&T’s network operates in over 95% of the wireless world, our products can work around the globe.  Customers who use their devices internationally will incur a higher monthly charge.

In addition to the PocketFinder family of products, we also sell devices and services that are designed for business and governmental use.  These devices include the PF-886 and the LBT Solutions Vehicle.  The PF-886 functions similarly to the PocketFinder, but is much larger in size primarily due to its larger battery.  The PF-886 is designed to last for up to 6 months on a single charge and is ideal for asset and cargo tracking.  The LBT Solutions Vehicle comes with 2, 3 and 4 wire options, which provides additional features such as engine on/off monitoring and engine kill capability.  All of our commercial customers also have access to enhanced reporting features.  Commercial customers access their account and view their devices by visiting www.locationbasedtech.com or by downloading our native iPhone, iPad or Android Apps.

We have completed our first year of sales for our PocketFinder products in the Apple Stores in the U.S. and Canada.  We also continued sales through Apple Online for both the PocketFinder and the PocketFinder Vehicle.  We recently expanded the sales channel for our consumer products to include Amazon and Crutchfield.  PocketFinder Pet and Vehicle locators are also available to purchase from our website at www.pocketfinder.com.  Combined sales and activations are showing steady increases of approximately 15% month over month.  Advertising and general market awareness over the past year include our PocketFinder products highlighted by Dr. Gadget on the radio and on ABC’s The View and Extra, NBC’s Today Show, and a month long focus on teen driving safety in partnership with NBCUniversal in Texas.  In addition, Jennifer Jolly presented our products in Chicago, Atlanta, and Los Angeles on CNN, CBS, WGN, WLS, Daily Motion, and ABC’s Money Matters.  Similarly, Steve Greenberg presented our products on NYC WPIX, NBC in Philadelphia, Washington DC, Miami, Seattle, Minnesota, and Denver, Chicago’s WGN, ABC in Dallas and on CBS in Houston.  We are significantly expanding our presence on the web through social media as well as in digital and print media.

Our Apple device sales are restricted to the United States and Canada yet our devices continue to draw international attention.  We continue to work with Apple Online to open up the market in Mexico and we are making progress.  We believe we should begin selling PocketFinder devices in Mexico through Apple Online in the near future.  We currently have devices working in over 70 countries (37% of all countries in the world) and multiple requests for distribution opportunities from 64 countries around the world.  Associated with this kind of interest, we are working with a select few of these distributors and addressing the need for local wireless carrier involvement in order to be able to provide a reasonably priced monthly service fee, solid customer and technical support, and market reach.  In November 2012, we entered into an agreement with our first European distributor, Everything Everywhere (a partnership between France Telecom and Deutsche’s T-Mobile), which is the largest M2M telecommunications company in the United Kingdom.  We are continuing to explore and work in the Australasian territory.  Our preferred partners are the wireless carriers themselves because of their ready network and customer/billing infrastructure.  Negotiations with four Tier 1 wireless carriers have progressed and devices are being tested on their networks.  Early discussions/exploration with several other Tier 2 and 3 carriers also continue.  A couple of the Tier 1 carriers cover multiple countries and their involvement, albeit slow, will net broad international market coverage.

Commercial growth has been a meaningful revenue contributor.  The company officially launched its Business Solutions Platform (www.locationbasedtech.com) in August of this year, and as of October 31st approximately 150 business customers are benefitting from our Business Solutions location services.  Our largest business customer is AT&T and they will use our devices to track their own equipment domestically.  The majority of our customers are small and mid-sized customers seeking high value pricing and simplified interfaces that minimize training time and requirements.  We are adding approximately 1.5 new business customers per day.  Orders for combined hardware sales of approximately $1.2M were received for calendar 4th quarter delivery.

Government/Military applications are also progressing and we expect their comprehensive testing to be completed as early as December 2012.  Our relationship with The World Famous West Coast Customs (“WCC”) is moving forward as well.  We have entered into a co-branding relationship with WCC, and they will be selling a co-branded WCC PocketFinder and PocketFinder Vehicle through their distribution channels, which include Best Buy and www.bestbuy.com.  Filming for next year’s WCC’s TV series is well underway (showing in 28.5M households weekly) and our products will be shown on several episodes.

We continue to work diligently on selling devices into Mexico.  Our products have received all of the necessary governmental certifications and we recently signed a distribution agreement with Sales and Support Representatives (“SaS Reps” or www.sasreps.com).  SaS Reps is a Distributor/Reseller/Agent of communications products and services to Central, North and South American service providers, manufacturers and resellers.  There continues to be pent up demand for various tracking applications in the world of logistics and we plan to address it through our relationship with SaS Reps.

Our products continue to be supported by feature rich Apps that allow users to maximize the functionality and benefits of PocketFinder devices from almost anywhere at any time.  The iPhone, native iPad, and Android Apps are free downloads available through the iTunes Store or on Google Play and the Android Market respectively.  They deliver the ability to set up and manage devices while users are on the go throughout the day or night from virtually anywhere in the world that the user’s phone has network connectivity.  BlackBerry and Windows Mobile Professional 6.0 Operating Systems are able to access the existing www.pocketfinder.com website to manage and set up accounts due to the Mobile Device optimization that has been done over the past few months.

In February 2012, ABIresearch released a report (“Personal Location Devices and Applications Market”) stating that GPS personal tracking devices and applications were forecasted to grow with a CAGR of 40% with both markets breaking $1Billion in revenue in 2017.

Senior analyst Patrick Connolly stated, “The hardware market remained below 100,000 units in 2011.  However, it is forecasted to reach 2.5 million units in 2017, with significant growth in elderly, health, and lone worker markets.  Dedicated devices can offer significant benefits, with insurance and liability increasingly encouraging the use of approved equipment.”  LBT’s PocketFinder device was specifically cited in Mr. Connolly’s research findings.

In May 2012, Kumu Puri, Senior Executive, Accenture’s Electronics & High-Tech Group shared that over the past few years Accenture has studied usage of technology by consumers to identify major trends that might assist their corporate clients.  Their most recent survey of 19 different technologies across users in 10 countries revealed four major trends that they believe will be crucial over the next several years.  They are:

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

Puri went on to say that, “Consumers are adopting mobile technology so rapidly that the mobility trend is in hyper-drive. While consumers still have strong ownership and usage of desktop or laptop computers (90% surveyed own them), purchase intentions for computers are slowly declining.  Simultaneously, smartphone and tablet PC ownership is rising steeply.  More than half of consumers we surveyed own a smartphone – up 25 points in the past 12 months.  This marks a growth rate of 89% over the previous year.  One-third of respondents bought a smartphone in 2011, an increase of 15 percentage points compared with 2010.  On a similar trajectory, ownership of tablets grew by 50% last year, from 8% of consumers owning them to 12%, according to our study.  These survey findings paint a picture of consumers striving to get and stay connected wherever they are via mobile technologies, abundant app choices and a growing set of service alternatives from the cloud.  The era of hypermobility has numerous implications for consumer electronics companies as they work to capture the greatest share of wallet among their target customers.”

We are aggressively moving LBT’s family of products and web-based features and functionality onto more functional mobile platforms to better meet the needs of this highly mobile society.  We are seeing similar demands and requirements in families and in businesses.  By taking advantage of the latest in GPS, GSM, and Internet technology, small and medium sized businesses are able to more effectively and efficiently manage their mobile assets and key human resources as well as to carefully monitor the shipping and delivery of high value assets.  Although we are only actively selling devices in the US and Canada, we find that many people have purchased our devices while visiting the US and then returned home to activate.  Global usage now comprises countries in much of Europe, Russia, Romania, Ukraine, Mexico, China, Hong Kong, Australia, and many countries in South America.

We receive customer feedback from vertical applications including outdoor enthusiasts, adult children of the elderly, elder care providers of patients with Alzheimer’s and dementia, special needs providers for those with disabilities, pet owners, and for the tracking and recovery of valuable property and luggage while traveling.  Our PocketFinder device is only fifty millimeters in diameter (about 2 inches).  It fits easily into a child’s pocket, into a backpack, or onto a belt.  The PocketFinder People and PocketFinder Pets devices come with a form-fitting silicone pouch or a rugged ballistic nylon casing that can easily slide onto a belt or a pet’s collar.

We continue to tightly control our overhead and ensure that we have the right resources in place at the right time.  We have a very talented senior management team that brings the right knowledge, skills and abilities to deliver world-class products and services.  Distribution opportunities are being negotiated as we carefully analyze each market opportunity against the cost of entry, potential growth, economic value, and support capability metrics.  We are developing a business model for international market opportunities and are in discussions with wireless carriers and/or distributors in multiple countries at this time.  Key personnel have been brought in as independent contractors to supplement our existing team with customer, sales and business development skills.  Our customer service center personnel have received consistently high feedback from customers who desired assistance and we offer support in English and Spanish.

Our Personal Locator Services.  Our products are currently being sold through various brick-and-mortar and online retailers and through our website.  We provide customer service and support in the United States through existing, award winning call centers owned by Affinitas.  In the consumer market we are seeing multiple vertical market segments including the following:

●	Parents of young children (primarily 5 to 12 years of age) who seek the peace of mind of being able to know that their children are where they are supposed to be when they are supposed to be there;
●	Small, mid-sized, and enterprise class business owners;
●	First time family drivers or for added security in heavy snow states;
●	Elder care and special needs support and applications such as Autism, Down Syndrome, Dementia, and Alzheimer’s;
●	Pet care and location capability; and
●	Asset tracking and location capability: cars, trucks, snowmobiles, fleet management, luggage, boats, RVs, and other high-valued assets.

Our Intellectual Property Investment.  We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover many aspects of the PocketFinder, its operating system and user interface.  We expanded and filed additional claims this fiscal year that cover new aspects of the PocketFinder People device, its operating system and user interface.  Our intellectual property portfolio includes 29 issued US patents, 16 pending US patents, 8 pending foreign patents, 6 PCT filings, 17 registered trademarks and 4 Madrid protocol trademark cases.

We own the Internet domain name www.pocketfinder.com and www.locationbasedtech.com as well as the names of numerous other related domains that could have use in future business and vertical marketing initiatives and for Internet marketing purposes.  Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Target Markets and Marketing Strategy.  We provide wireless location based solutions for global positioning products along with its proprietary “friendly user interface” software system.  We deliver rugged, compact products with near real time location-based information over its proprietary server architecture.  Our products optimize the way businesses and families stay connected with one another: for pet owners to know where their pets are on demand and also provide solutions for asset tracking – such as shipping of high value assets or LoadRack Tracker’s trucking solution for controlled temperature environments.  We have the ability to add our customer’s existing location devices onto our superior location platform in order to simplify the customers need to manage all location-based devices through one easy tool.

PocketFinder and PocketFinder Vehicle devices are being sold in the United States and in Canada through the Apple Online Store and Apple Retail Stores.  PocketFinder devices for Pets are available for purchase on our website. We are also working on several “white label” marketing opportunities.  In addition, licensing opportunities are being explored on the international front.

Our marketing initiatives will include:

●	Licensing opportunities for the products in international areas or regions;
●	Self-branded or “white label” opportunities for niche market or vertical market sales;
●	Affinity group marketing and outreach opportunities;
●	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters; and
●	Retail distribution initiatives.

  Our Revenue Sources.  We expect our revenues to be derived from the following sources:

●	Potential licensing fees;
●	Organizations that will self-brand the PocketFinder for specialized niche markets (“white label”);
●	Asset and Personal Locator device sales to commercial customers and through retailers;
●	Personal Locator device sales through affinity groups and through our website;
●	Personal Locator device accessory sales; and
●	Monthly recurring service fees.

Our Growth Strategy.  Our objective is to become a premier provider of personal and asset location services in the Location Based Services market.  Our strategy is to provide high quality devices that meet the market’s requirements whether it is for business applications, for equipment and any other mobile asset, or for children, pets, or personal asset tracking (luggage, vehicles, boats, etc.).  Key elements of our strategy include market education of this new GPS mobile application and:

●	A mass market retail price of under $150.00 for Personal Location devices (customized asset and trucking solutions with additional features and capabilities will be sold at a higher cost);
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

Our competitors include, but are not limited to: Geospatial Platform Providers, Application Developers, Garmin’s GTU-10, Qualcomm’s Tagg, Lo-Jack, SpotLight, and commercial providers such as Fleetmatics,NetworkFleet, and Qualcomm.  Some competitors may be better financed, or have greater marketing and scientific resources than we do.

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

Government Regulation.  We are subject to federal, state and local laws and regulations applied to businesses generally as well as Federal Communications Commission, Internationale Canada (“IC”) and CE (European Economic Area) wireless device regulations and controls.  We believe that we are in conformity with all applicable laws in all relevant jurisdictions.  We are NOM and NYCE certified and ready to begin sales in Mexico.  We do not believe that we are subject to any environmental laws and regulations of the United States and the states in which we operate.

Our Research and Development.  We will continue to invest in ongoing research and development to enhance the size and performance of our existing products as well as to customize products to better fit specific vertical market needs and requirements.  We will continue to work with our U.S. based manufacturer and several other entities that are conducting research on key aspects of the device itself (including expanded antennae capability, battery capacity, Iridium Satellite connectivity, and enhanced location reliability and accuracy) in an ongoing effort to provide the best quality product at the very best size and value in the market.  We anticipate ongoing involvement with some level of developmental activity throughout the foreseeable future.

Employees and Outsourced Assistance.  We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Mrs. Mejia, our Chief Operating Officer, and Mr. Gregory Gaines, our Chief Marketing and Sales Officer, currently devote 100% of their business time to our operations.  Our CFO, Mr. Eric Fronk, is currently serving part-time.  In addition to our new Board members, we have added several key contributors with customer service, general counsel/business development, and sales leadership experience.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced organizations contracted to provide respective services.  The company will remain focused on our core competency of providing location devices and services.

Our Website.  Our corporate websites, www.locationbasedtech.com and www.pocketfinder.com, provide a description of our corporate business along with our contact information including address, telephone number and e-mail address or product information and sales, respectively.  Our PocketFinder website also provides prospective customers with relevant information about our products, pricing and payment options, pre-ordering capability, frequently asked questions.  See www.locationbasedtech.com to access Business Solutions and our corporate investor relations information.  Information contained on our websites is not a part of this report.

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

We reported a net loss of $8,697,190 for the fiscal year ended August 31, 2012, and a net loss of $8,222,705 for the fiscal year ended August 31, 2011.  We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

We may not be successful in developing our new products and services.

We are a technology and telecommunications company whose purpose is to develop, market and provide new wireless communications products and systems which combine the features of GPS with pocket pagers with cellular telephones.  The market for telecommunications products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards.  These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce continually new and innovative products and services.  Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products.

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

We have no experience or history of earnings.

We are dependent on our ability to market and sell our products and services for future earnings.  Thus far, we have been unable to sell enough devices and services to generate positive earnings.  We continue to be reliant on debt and equity financing to run our business. The continued development of our products and services, as well as the operation of our business, involves significant risks, which a combination of experience, knowledge and careful evaluation may not be able to overcome.  There can be no assurance that unanticipated problems will not occur which would result in material delays in our sales, marketing and product development or that our efforts in these areas will result in successful commercialization.

An investment in our common stock is highly speculative and no assurance can be given that the stockholders will realize any return on their investment or that they will not lose their entire investment.

Our future financial results are uncertain and we can expect fluctuations in revenue.

We rely heavily on retail organizations, affinity groups and telecommunications carriers to sell our products.  If any of these relationships change or are disrupted, we could lose a significant portion of our revenues and/or anticipated revenues.

Our results of operations may vary from period to period because of a variety of factors, including our R&D costs, sales and marketing costs, the cost of engineering and certifying new products, the cost of improving our current services and building new services,  cost increases resulting from third-party service providers, cost increases from  product manufacturers or component suppliers, production interruptions, the availability of industry service providers, changes in marketing and sales expenditures, acceptance of our websites, competitive pricing pressures, the consumer interest in or products and general economic and industry conditions that affect customer demand and preferences.

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

We are generating revenue from the sale of our products and services to customers located outside the United States.  As such, a portion of our sales and operations could be subject to tariffs and other import-export barriers, currency exchange risks and exchange controls, foreign product standards, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. We may also incur difficulty in collecting payment from some international clients. There can be no assurance that any of these factors will not have a material effect on our business, financial condition and results of operations.

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

In the audit report on our financial statements for our fiscal years ended August 31, 2012 and 2011 our auditors stated that our recurring losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We will continue to require a substantial amount of funds for working capital for general and administrative purposes, as well as research and development.  Our future capital requirements will depend on many factors, including continued progress in our research and development programs, the magnitude of these programs, the time and costs involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing research relationships, establishing collaborative arrangements, defending potential lawsuits, sales and marketing initiatives, ongoing legal work required to remain compliant with our state and federal filing requirements, and the cost of finalizing licensing agreements to produce licensing revenues.

We believe additional financing will be available when needed to finance all of our working capital needs, but we cannot be assured the terms will be favorable to us or our stockholders – particularly in light of current economic conditions and the availability of credit and other sources of capital.  We may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements.  To the extent we raise additional capital by issuing equity securities, our stockholders will experience dilution.  If we raise funds through debt financings, we may become subject to restrictive covenants.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

We depend on key management for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team and other key personnel.  In particular, our success depends on the continued efforts of our Chief Executive Officer, David Morse, our Chief Operating Officer, Desiree Mejia and our Chief Technology Officer, Joseph Scalisi, as well as other key employees.  The loss of the services of any of these key employees could materially harm our business, financial condition, future results and cash flow.  We do not maintain “key person” life insurance policies on any of our officers or employees. Although to date we have been successful in retaining the services of senior management and have entered into employment agreements with them, members of our senior management may terminate their employment agreements without cause and with various notice periods.  We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management or key employees if their services were no longer available.

Loss of the services of a few key employees could harm our operations.

We depend on key employees and sales personnel.  The loss of certain personnel could diminish our ability to develop products and services and maintain relationships with customers and potential customers.  The loss of certain technical personnel could harm our ability to meet development and implementation schedules.  The loss of key sales personnel could have a negative effect on sales to certain current customers.  Although most of our significant employees are bound by confidentiality and non-competition agreements, the enforceability of such agreements cannot be assured.  Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel.  If we fail to attract or retain highly qualified technical and managerial personnel in the future, our business could be disrupted.

Our awards of stock options to employees may not have their intended effect.

A portion of our total compensation program for our executive officers and key personnel has historically included the award of options to buy our common stock or the common stock of our subsidiaries.  If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract critical personnel.  In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel.

Compliance with changing regulation of corporate governance, public disclosure and financial accounting standards may result in additional expenses and affect our reported results of operations.

Keeping informed of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and accounting standards, including the Sarbanes-Oxley Act, Dodd-Frank Act, as well as new and proposed SEC regulations and accounting standards, has required an increased amount of management attention and external resources.  Compliance with such requirements may result in increased general and administrative expenses and an increased allocation of management time and attention to compliance activities.

We may in the future become involved in litigation that may materially adversely affect us.

From time to time in the ordinary course of our business, we may become involved in various legal proceedings, including commercial, product liability, employment, class action and other litigation and claims, as well as governmental and other regulatory investigations and proceedings.  Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses.  Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operations or financial condition.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products and services if these claims are successful.  We also may incur significant expenses in affirmatively protecting our intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries and we believe that the industries that certain of our subsidiaries operate have a significant amount of patent activity.  Third parties may claim that the technology or intellectual property that we incorporate into or use to develop, manufacture or provide our current and future products, systems or services infringe, induce or contribute to the infringement of their intellectual property rights, and we may be found to infringe, induce or contribute to the infringement of those intellectual property rights and may be required to obtain a license to use those rights.  We may also be required to engage in costly efforts to design our products, systems and services around the intellectual property rights of others.  The intellectual property rights of others may cover some of our technology, products, systems and services.  In addition, the scope and validity of any particular third party patent may be subject to significant uncertainty.

Litigation regarding patents or other intellectual property rights is costly and time consuming, and could divert the attention of our management and key personnel from our business operations.  The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks.  Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or to indemnify our customers.  However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all.  Any inability on our part to obtain needed licenses could delay or prevent the development, manufacture and sale of our products, systems or services.  We may also be subject to significant damages or injunctions against development, manufacture and sale of our products, systems or services.  We also may be required to incur significant time and expense in pursuing claims against companies we believe are infringing or have misappropriated our intellectual property rights.

We are a relatively small company with limited resources compared to some of its current and potential competitors, which may hinder its ability to compete effectively.

Some of our current and potential competitors have longer operating histories, significantly greater resources and broader name recognition than it does.  As a result, these competitors may have greater credibility with our existing and potential customers.  They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements.

We are dependent on third-party providers and consultants for development, marketing and other services.

We are dependent upon various consultants for one or more significant services required for our products, which services will be provided to our business pursuant to agreements with such providers.  Inasmuch as the capacity for certain services by certain consultants may be limited, our inability, for economic or other reasons, to continue to receive services from existing providers in a timely manner or to obtain similar products or services from additional providers in a timely manner could have a material adverse effect on our business.

We do not have manufacturing capability.  To meet our product cost goals, we will rely on Cal Comp USA to order components for our products and manufacture our products.  Any problems experienced in the ordering of components or manufacturing our products could negatively affect our operations.

We have entered a contractual agreement with CalComp USA, a leading manufacturer of mobile electronic devices, for manufacturing support.  Any significant problem in this company or its suppliers could result in a delay or interruption in the supply of materials to us until that supplier cures the problem or until we locate an alternative source of supply.  Any delay or interruption would likely lead to a delay or interruption in production and could negatively affect our operations.  Changes in purchasing patterns may affect revenue timing, production schedules, inventory costs, inventory practices and new product development and introduction.

If product liability lawsuits are successfully brought against us, we may incur substantial damages and demand for the potential products may be eliminated or reduced.

Faulty operation of our devices could result in product liability claims.  Regardless of their merit or eventual outcome, product liability claims may result in:

•decreased demand for our devices or withdrawal from the market;
•injury to our reputation and significant media attention;
•costs of litigation; and
•substantial monetary awards to plaintiffs.

We have arranged to procure product liability insurance in the amount of $5,000,000.  Although this meets retailer requirements for product liability coverage, this coverage may not be sufficient to fully protect us against product liability claims.  We intend to expand our product liability insurance coverage as sales of our products expand.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products and expose us to liability in excess of our coverage.

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

Our future success is at least partially dependent upon continued growth in the use of wireless telecommunications products.  Our products and services may not prove to be viable commercial products for a number of reasons, including lack of acceptable functionality, potentially inadequate development of the necessary infrastructure or timely development and commercialization of performance improvements.  To the extent that our products experience significant growth in the number of users and use, there can be no assurance that our infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of our systems will not be adversely affected by this continued growth.  If use of our products does not increase, or if our infrastructure does not effectively support growth that may occur, our business, operating results and financial condition may be materially and adversely affected.

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

As set forth under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this report, we remain obligated under a significant amount of notes payable, and Silicon Valley Bank has been granted security interests in our assets.  If we are unable to pay these or other obligations, the creditors could take action to enforce their rights, including foreclosing on their security interests, and we could be forced into liquidation and dissolution.  We are also delinquent on a number of our accounts payable.  Our creditors may be able to force us into involuntary bankruptcy.

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

We may experience disruption to our servers or our product software which could cause us to lose customers.

In order to function properly our devices are required to interact with computer programs and software (our “Back End”), which is critical to our business.  We use all reasonable efforts to protect, maintain and insulate our Back End from any external danger. However, if there is a disruption to our Back End, due to a system failure, an act of God, a computer virus, a hacker or a failure to pay bills to our Back End vendors as they become due, we may experience a disruption in our Back End. Such a disruption could cause us to lose customers and therefore revenue.

Risks Related to Owning Our Common Stock

Our common stock is quoted on the OTC Market for trading, and we expect that the price of our common stock will fluctuate substantially.

Our stock will be available for trading on the OTC Market for the foreseeable future.  An active public trading market may not develop or, if developed, may not be sustained.  The market prices for securities of technology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  The market price of our common stock will be affected by a number of factors, including:

•product liability claims or other litigation;
•the announcement of new products or product enhancements by us or our competitors;
•quarterly variations in our or our competitors’ results of operations;
•changes in earnings estimates or comments by securities analysts;
•developments in our industry;
•developments in patent or other proprietary rights;
•general market conditions; and
•future sales of common stock by existing stockholders.

If any of the above-listed risks occur, it could cause our stock price to fall dramatically and may expose us to class action securities lawsuits which, even if unsuccessful, would be costly to defend and a distraction to management.

As of August 31, 2012, 197,861,157 shares of our common stock were issued and outstanding.  As of that date we had 8,958,302 warrants outstanding and exercisable with a weighted average exercise price of $0.27 and 2,562,500 options outstanding and exercisable with a weighted average exercise price of $0.31 per share, which if exercised would result in the issuance of additional shares of our common stock.  In addition to the options noted above, at August 31, 2012, 33,937,500 options are outstanding, but have not yet vested and are not yet exercisable.

There is currently a limited market for our securities, and any trading market that exists in our securities may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

Our common stock is listed on the Over The Counter Market and there is currently a limited market for our securities and there can be no assurance that an active market will ever develop.  Investors are cautioned not to rely on the possibility that an active trading market may develop.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.  In August 2011, we filed a registration statement to register for sale by selling stockholders 50,000,000 shares of our common stock that were issued in a private placement and 8,754,079 shares of our common stock issuable upon exercise of outstanding warrants.  That registration statement was declared effective by the Securities and Exchange Commission (the “SEC”) on October 13, 2011, after which the shares could be sold in the public market.  Prior to that time we were not obligated to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), but did so on a voluntary basis.  We made publicly available the “current public information” required of nonreporting issuers and therefore our stockholders could sell their common stock in compliance with Rule 144 of the SEC Inasmuch as we were considered a voluntary filer under the Exchange Act for purposes of Rule 144, a one-year holding period applied to stockholders interested in selling restricted shares of our stock pursuant to Rule 144.  Once the registration statement was declared effective by the SEC, we became obligated to file periodic reports under the Exchange Act.  Beginning 90 days following the registration statement being declared effective by the SEC, the applicable holding period under Rule 144 will be shortened to six months for stockholders interested in selling restricted shares of our stock pursuant to Rule 144.

We estimate that there are at least 87,118,000 shares of our common stock that are restricted and have been held over one year, which includes 50,219,000 shares held by our officers and directors that may be resold subject to applicable volume limitations.  As additional shares of our common stock become available for resale in the public market under Rule 144 or otherwise, the supply of our common stock will increase, which could decrease the per share price of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 25.0% of our outstanding common stock.  These stockholders intend to act together, although they have not signed an agreement to do so.  If they act together, they may be able to exercise control over our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interest of our other stockholders.

In selling our convertible notes, we may have violated the registration requirements of the Securities Act which, if it occurred, would give noteholders a right to rescind their purchases.

In 2007, we sold many convertible notes each with varying terms, conditions and covenants. The proceeds raised from the sale of these notes have been used for research and development, as well as operating costs.  The notes were sold to accredited investors.  We made these sales in reliance on an exemption from registration provided by Section 4(2) of the Securities Act and similar state exemptions.  Our counsel has advised us that the availability of those exemptions cannot be determined with legal certainty due to the fact that we may not have complied with all of the provisions of exemption safe-harbors for such sales offered by rules promulgated under the Securities Act by the SEC.  Thus, it is possible that the sale of the convertible notes may have violated the registration requirements of the Securities Act. As to those sales, a right of rescission may exist on which the statute of limitations has not run.  For those noteholders that elect to convert to common stock, we may have a contingent liability arising from the original purchase of the convertible notes that such noteholders converted.  Assuming all noteholders convert their notes to common stock, if these sales had to be rescinded, our total potential liability could be $5,242,000 plus interest that may be accrued.  That liability would extend for up to three years (five years in California) after the date of the sale of the applicable convertible note that was converted to common stock.

We have identified a material weakness with our internal controls over financial reporting, which could result in material misstatements in and restatements of our financial statements and adversely affect our stock price.

In connection with preparing our financial statements for our most recently completed fiscal year, our management evaluated the effectiveness of our internal control over financial reporting and concluded that there was a material weakness.  The material weakness arises from a lack of segregation of duties to provide effective controls.  We restated our revenue for the quarter ended February 28, 2010, relating to a consulting project.  This also affected accounts receivable, the allowance for doubtful accounts, costs and estimated earnings in excess of billings on uncompleted contracts and bad debt expense for the period and as of the end of the period.  Our failure to implement required new or improved controls could cause us to fail to meet our periodic reporting obligations, result in material misstatements in our financial statements and cause investors to lose confidence in us, any of which could adversely affect the price of our common stock.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act and the Frank-Dodd Act, as well as rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  For example, as a result of being a public company, have created board committees and adopted additional policies regarding internal controls and disclosure controls and procedures.  In addition, we will incur additional costs associated with our public company reporting requirements.  These rules and regulations have made it difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.  We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The application of the SEC’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock is currently trading at less than $5.00 per share and is therefore subject to the SEC’s penny stock rules.  Before a broker-dealer can sell a penny stock, these rules require that it first approve the customer for the transaction and receive from the customer a written agreement to the transaction.  It must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must also tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, it must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could; therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules.  Consequently, our stockholders may find it more difficult to sell their stock as compared to other securities.

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

Fiscal Quarter Ended	High ($)	Low ($)
November 30, 2010	$0.31	$0.06
February 28, 2011	$0.29	$0.12
May 31, 2011	$0.19	$0.13
August 31, 2011	$1.34	$0.16
November 30, 2011	$1.07	$0.22
February 29, 2012	$0.36	$0.22
May 31, 2012	$0.47	$0.22
August 31, 2012	$0.48	$0.22

Reports to Security Holders.  We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we will file annual, quarterly and current reports with the SEC.  We also intend to provide an annual report to our stockholders, which will include audited financial statements.

Holders of Common Stock.  As of November 16, 2012, we had approximately 310 registered holders of our common stock.  The number of registered holders does not include any estimate by us of the number of beneficial owners of our common stock held in street name or otherwise.

Recent Sales of Unregistered Securities.

Common Stock Issuances for Services Provided

On August 9, 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date.

On August 31, 2012, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $48,000, which represents the fair market value of the services provided on the award date.

On August 31, 2012, the Company issued 50,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $12,000, which represents the fair market value of the services provided on the award date.

On September 7, 2012, the Company issued 750,000 shares of common stock to a consultant for business development services valued at $172,500 on the award date.

On November 7, 2012, the Company issued 500,000 shares of common stock to a consultant for business development services valued at $105,000 on the award date.

On November 28, 2012, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $42,000, which represents the fair market value of the services provided on the award date.

On November 28, 2012, the Company issued 50,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the services provided on the award date.

Common Stock Issuances for Conversion of Debt

On July 26, 2012, the Company issued 350,000 shares of common stock for the partial conversion of a promissory note amounting to $77,476. The promissory note was converted on the basis of $0.22 per share.

On August 23, 2012, the Company issued 250,000 shares of common stock for the partial conversion of a promissory note amounting to $42,560. The promissory note was converted on the basis of $0.17 per share.

On August 31, 2012, the Company issued 1,097,288 shares of common stock for the conversion of accrued finder’s fees and accounts payable totaling $288,844. The accrued finder’s fees and accounts payable were converted on the basis of $0.26 per share.

On September 11, 2012, the Company issued 360,000 shares of common stock for the partial conversion of a promissory note amounting to $57,773. The promissory note was converted on the basis of $0.16 per share.

On September 27, 2012, the Company issued 500,000 shares of common stock for the partial conversion of a promissory note amounting to $65,320. The promissory note was converted on the basis of $0.13 per share.

On October 31, 2012, the Company issued 628,465 shares of common stock for the partial conversion of a promissory note and accrued interest amounting to $85,471. The promissory note was converted on the basis of $0.14 per share.

Common Stock Issuances for Debt Issuances

On November 28, 2012, the Company issued 550,000 shares of common stock in connection with three note payable issuances. The shares were valued at $113,500, which represents the fair market value of the note payable issuance costs on the award date.

Warrant issuance for Services Provided

On October 15, 2012, the Company issued a “Series Y” warrant to purchase 500,000 common shares at $0.20 per share to a consultant in exchange for accounting advisory services provided to the Company. The warrant expires on October 15, 2017. The fair value of the warrants using the Black-Scholes option pricing model amounted to $99,873.

Exemption From Registration. The shares of Common Stock and Warrant referenced in Part II, Item 2 above were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act, based upon the following: (a) each of the persons to whom the shares of Common Stock and Warrants  were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended August 31, 2012 as compared to the year ended August 31, 2011.

Revenue.  For the year ended August 31, 2012, we generated $597,051 of net revenue as compared to $16,969 of net revenue for the year ended August 31, 2011.  Net revenue for the year ended August 31, 2012, consisted of $483,966 from the sales of PocketFinder devices and $113,085 from monthly subscription service income.

Cost of Revenue.  For the year ended August 31, 2012, cost of revenue totaled $2,486,709 resulting in a negative gross margin of $1,889,658 as compared to $8,217 for the year ended August 31, 2011.  The cost of revenue was significantly higher than net revenue during the year ended August 31, 2012, as we incurred labor cost overages and higher than anticipated bill of material components costs to accelerate our initial production run to meet our distributor delivery deadlines.  In addition, certain fixed overhead charges such as test equipment rentals and call center expenses contributed to the negative gross margin.  Such labor overages, components cost overages and fixed overhead charges are reflected in “other” cost of revenue totaling $1,752,981 for the year ended August 31, 2012.  We anticipate that our unit cost will be significantly lower as our production volumes grow.

Operating Expenses.  For the year ended August 31, 2012, our total operating expenses were $5,918,062 as compared to total operating expenses of $3,558,304 for the year ended August 31, 2011.  Operating expenses increased by $2,359,758 or 66% in 2012 from 2011.  The increase in operating expenses is primarily attributed to the following:

●
An $835,973 increase in general and administrative expenses to $1,616,139 for the year ended August 31, 2012, as compared to $780,166 for the year ended August 31, 2011.  The increase in general and administrative expenses in 2012 as compared to 2011 is due to the following:

o	Increase in advertising fees to market our products;
o	Increase in insurance costs as a result of increasing our product liability coverage;
o	Increase in computer expenses related to our website and development of the PocketFinder apps; and
o	Recognition of board of directors fees upon the establishment of the board in October 2011.

●
A $692,233 increase in officer compensation to $1,232,233 for the year ended August 31, 2012, as compared to $540,000 for the year ended August 31, 2011.  The increase in officer compensation is due to the addition of our Chief Marketing Officer in October 2011 and our part-time Chief Financial Officer in March 2012.  Approximately $461,000 of the increase is due to the vesting of stock options for four executive officers in accordance with Executive Employment Agreements.  The fair value of the vested stock options using the Black-Scholes option pricing model amounted to $461,495;

●
A $509,906 increase in professional fees to $2,079,583 for the year ended August 31, 2012, as compared to $1,569,677 for the year ended August 31, 2011.  The increase in professional fees is primarily attributed to a significant increase in legal fees related to the Gemini Master Fund, Ltd. loan defaults and to prepare the filing of our registration statement on Form S-1.  In addition, professional fees increased due to the addition of eleven consultants specializing in sales and marketing, business development, financial services, technology, and customer service;

●
A $391,249 increase in salaries and wages to $391,249 for the year ended August 31, 2012, whereby there were no such expenses for the year ended August 31, 2011 due to the transition of six persons from consultant to employee status; and

●
The increases above were offset by a $77,836 decrease in rent to $76,478 for the year ended August 31, 2012, as compared to $154,314 for the year ended August 31, 2011, due to moving to smaller office space in Irvine.

Other Income/Expenses.  For the year ended August 31, 2012, we reported net other expenses totaling $888,670 that consisted of net interest expense, financing costs, amortization of beneficial conversion feature and deferred financing costs, gain on debt settlement, loss as asset disposals and foreign currency gains and losses as compared to net other expenses totaling $4,655,384 for the year ended August 31, 2011.  The $3,766,714 decrease in other income and expenses is primarily due to the following:

●
A $2,661,551 decrease in financing costs to $276,220 for the year ended August 31, 2012, as compared to $2,937,771 for the year ended August 31, 2011 due to a significant reduction in finder’s fees and financing activities following the private placement in July 2011;

●
A $287,278 decrease in the amortization of beneficial conversion features on notes payable to $33,889 for the year ended August 31, 2012, as compared to $321,167 for the year ended August 31, 2011 as there was a $193,694 unamortized beneficial conversion feature at August 31, 2012 as compared to $0 as of August 31, 2011;

●
A $338,332 increase in the amortization of deferred financing costs to $458,500 for the year ended August 31, 2012, as compared to $120,168 for the year ended August 31, 2011 as there was were several promissory notes that were entered into during the year ended August 31, 2012, that incurred high amounts of financing costs to be amortized over the life of the related debt;

●
A $138,225 decrease in interest expense to $453,786 for the year ended August 31, 2012, as compared to $592,011 for the year ended August 31, 2011 as note payables were converted during the year ended August 31, 2012;

●
A $685,500 decrease in the loss on inventory purchase commitment to $0 for the year ended August 31, 2012, as compared to $685,500 for the year ended August 31, 2011 as there was no such loss during the year ended August 31, 2012;

●
A $580,598 gain on debt settlement related to the Gemini Master Fund, Ltd. notes payable was recognized during the year ended August 31, 2012, whereby, there was no such gain during the year ended August 31, 2011; and

●
A $246,768 loss on asset disposals related to the write-off of certain fixed assets that were no longer being used was recognized during the year ended August 31, 2012, whereby, there was no such write-off during the year ended August 31, 2011.

Net Loss.  For the year ended August 31, 2012, we reported a net loss of $8,697,190 as compared to a net loss of $8,222,705 for the year ended August 31, 2011, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $376,554 as of August 31, 2012, as compared to $3,619,576 as of August 31, 2011.  The decrease in cash as of August 31, 2012, as compared to August 31, 2011 is attributed to the purchase of device components and the production of PocketFinder devices.

Accounts receivable, net of allowance for doubtful accounts, totaled $222,616 as of August 31, 2012 whereby there were no accounts receivable as of August 31, 2011.  The majority of accounts receivable at August 31, 2012, consists of amounts due from Apple and several other distributors and wholesalers.

Inventory totaled $3,332,966 as of August 31, 2012, as compared to $24,809 as of August 31, 2011 and consisted of $7,859 of packaging supplies, $1,652,298 of device components and $1,672,809 of finished goods.

Prepaid expenses and other assets including deferred financing costs totaled $186,915 as of August 31, 2012, as compared to $1,502,838 as of August 31, 2011 and consisted of prepaid advisor retainers, insurance, interest, commissions, license fees, and prepaid manufacturing costs.  The decrease in prepaid expenses as of August 31, 2012 from August 31, 2011 is the result of recognizing approximately $1.4 million in prepaid manufacturing costs at August 31, 2011; whereby, there were no such costs at August 31, 2012.

There were no manufacturing deposits as of August 31, 2012, as compared to $2,800,000 as of August 31, 2011.  The decrease is the result of using deposits to purchase inventory components and manufacture PocketFinder devices from August 31, 2011 to August 31, 2012.

As of August 31, 2012, the total of our property and equipment, less accumulated depreciation, was a net value of $123,982, compared to the net value of $191,855 for our property and equipment, less accumulated depreciation, as of August 31, 2011.  The decrease is primarily due to writing off certain tooling and equipment used for device production, and office furniture that we were no longer using.

Other assets, consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of the security deposit for our office lease and amounted to $30,000 as of August 31, 2012 and August 31, 2011.  Patents and trademarks, net of amortization, amounted to $1,248,608 as of August 31, 2012, as compared to $1,231,084 as of August 31, 2011.  We periodically assess our patents and intellectual property for impairment and none has been recorded to date.

Our total assets as of August 31, 2012, were $5,521,641 as compared to our total assets as of August 31, 2011, which were $9,400,162.  The decrease in our total assets between the two periods was primarily due to a decrease in cash that was offset by an increase in inventory as previously discussed.

As of August 31, 2012, our accounts payable and accrued expenses were $1,304,648 as compared to $1,329,689 as of August 31, 2011.

As of August 31, 2012, deferred compensation was $998,458 as compared to $914,765 as of August 31, 2011.

As of August 31, 2012, deferred revenue was $401,941 as compared to $0 as of August 31, 2011 and primarily consisted of the aggregate value of on-hand inventory of PocketFinder® devices held by a distributor.

There were no outstanding advances from officers or related accrued interest as of August 31, 2012, as compared to $9,462 as of August 31, 2011.  Advances from officers and accrued interest at August 31, 2011 were paid off in September 2011.

Convertible notes payable, net of the $193,694 beneficial conversion feature amounted to $1,878,770 as of August 31, 2012, as compared to $750,000 as of August 31, 2011.  The related accrued interest on these convertible notes totaled $163,093 as of August 31, 2012, as compared to $168,573 as of August 31, 2011.  The $2,072,464 of convertible promissory notes as of August 31, 2012 are short term, to be repaid out of future operating cash flow.

On January 5, 2011, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit originally expiring January 5, 2012.  On August 24, 2011, the Loan and Security Agreement was amended by a First Amendment to Loan and Security Agreement to waive existing and pending defaults on loan covenants.  On February 3, 2012, the Loan and Security Agreement was amended by a Second Amendment to Loan and Security Agreement to extend the maturity date to April 4, 2012 and to waive existing and pending defaults on loan covenants.  On April 17, 2012, the Loan and Security Agreement was amended by a Third Amendment to Loan and Security Agreement to extend the maturity date to October 5, 2012 and to waive existing and pending defaults on loan covenants.  On November 19, 2012, but effective as of October 5, 2012, the Loan and Security Agreement was amended by a Fourth Amendment to Loan and Security Agreement to extend the maturity date to October 5, 2013, to amend the interest rate and to waive existing and pending defaults on loan covenants.  All other terms and conditions remain unchanged.  Silicon Valley Bank maintains a security interest in all of our personal property.  The outstanding balance on our line of credit and accrued interest totaled $1,000,000 and $5,597, respectively, as of August 31, 2012 and 2011.

Commitments as of August 31, 2012, amounted to $430,700 compared to $685,500 as of August 31, 2011, and consisted of the liability on losses from inventory purchase commitments recognized in August 2011.

On December 1, 2010, in anticipation of entering into the Loan and Security Agreement with Silicon Valley Bank and in connection with loans that he had made to us, we entered into a Financing Agreement with Greggory S. Haugen under which, among other things, Mr. Haugen agreed to personally guaranty our obligations under the Loan and Security Agreement with Silicon Valley Bank.  We are obligated to reimburse Mr. Haugen for any amounts, including interest, he pays under the guaranty.  To compensate Mr. Haugen for his guaranty, we issued a warrant to him to purchase 3,600,000 shares of our common stock at an exercise price of $0.20 per share and we agreed to pay him $5,000 per month for so long as he has any obligation under the guaranty or he has not been reimbursed by us for any amounts paid by him under the guaranty.  The $5,000 monthly fee is payable in cash or shares of our common stock at Mr. Haugen’s option.  Under the Financing Agreement, we granted Mr. Haugen board observation rights, certain registration rights, and the right to approve our use of funds drawn under the Loan and Security Agreement.  We also agreed to grant Mr. Haugen a security interest in all of our assets, junior only to the security interest of Silicon Valley Bank.  In the event of an “Actionable Violation,” which is defined to include, among other things, our failure to maintain certain minimum net income levels, our failure to maintain a specified minimum account balance, or our failure to make any payment required under the Financing Agreement or any other agreement between Mr. Haugen and us, Mr. Haugen may, among other things, market our assets (including our intellectual property) and require us to sell such assets (subject to the approval of Silicon Valley Bank) with the proceeds to be applied to all amounts then due to Silicon Valley Bank and thereafter to any amounts due by us to Mr. Haugen under the Financing Agreement or any other agreement or instrument.  In January 2011, we entered into the following agreements with Mr. Haugen: (i) a Security Agreement granting him a security interest in all of our assets to secure the reimbursement obligation under the Financing Agreement and every other debt, liability or obligation that we currently or at any time in the future owe to him and (ii) a related Intellectual Property Security Agreement granting him a security interest in all of our intellectual property.  On April 18, 2012, but effective as of January 6, 2012, we entered into a Second Amendment to Loan Guarantor Agreement to provide an additional monthly compensation fee of $20,000 per month to act as guarantor and to extend the term of the original Financing Agreement until July 6, 2012.  On August 30, 2012, we entered into a Third Amendment to Loan Guarantor Agreement to extend the terms of the original Financing Agreement and Second Amendment until January 6, 2013.

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

CASH REQUIREMENTS

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail distribution.  Since our inception, we have generated significant losses.  As of August 31, 2012, we had an accumulated deficit of $45,748,820 and we expect to incur continual losses until sometime in calendar year 2013.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of August 31, 2012, we had $376,554 in cash and cash-equivalents.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and launch of the PocketFinder family of products.  We also expect to fund any additional inventory requirements and any necessary general overhead requirements.

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
On March, 16, 2012, we consummated a financing with JMJ Financial (“JMJ”) which could net us up to $2,000,000 in capital.  As of August 31, 2012, we received investments from JMJ totaling $1,560,000, but future capital distributions shall be made solely at JMJ’s discretion.  Due to the uncertain nature of any future funding from JMJ, we may need to raise debt or equity capital this coming quarter.  The sale of additional equity securities may result in additional dilution to our stockholders.  The sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned commercialization activities, which could adversely affect our financial conditions and operating results.

Product Research and Development

We plan to continue to develop new product enhancements to our existing product on the market including PocketFinder People and PocketFinder Vehicles.  We are currently in the final process of testing the PocketFinder XL (“extended life”) devices with some key potential customers.

Plant and Equipment, Employees

We do not plan to purchase or sell any significant equipment, plant or properties during the foreseeable future.  Our business operations are based on a strategic outsourcing model, thereby negating the need for significant amounts of plant and equipment, or significant numbers of employees.  We currently have nine employees and do not anticipate hiring any significant number of additional employees during the next 12 months but will add a few selected and strategic employees.

Off-Balance Sheet Arrangements

As of August 31, 2012, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Location Based Technologies, Inc
Irvine, California

We have audited the accompanying consolidated balance sheets of Location Based Technologies, Inc. as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended August 31, 2012 and 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Location Based Technologies, Inc. as of August 31, 2012 and 2011, and the results of its operations, changes in stockholders' equity and cash flows for the year ended August 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has an accumulated deficit in excess of $45,000,000.  There is minimal sales history for the Company's products, which are new to the marketplace. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Denver, Colorado
November 26, 2012

/s/Comiskey & Company

PROFESSIONAL CORPORATION

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
August 31, 2012 and 2011

	August 31,	August 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$376,554	$3,619,576
Accounts receivable, net of allowance for doubtful accounts	222,616	-
Inventory, current	1,982,966	24,809
Prepaid expenses and other assets	127,581	1,499,504
Manufacturing deposits	-	2,800,000
Deferred financing costs	59,334	3,334

Total current assets	2,769,051	7,947,223

Property and equipment, net of accumulated depreciation	123,982	191,855

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,248,608	1,231,084
Inventory, noncurrent	1,350,000	-
Deposits	30,000	30,000

Total other assets	2,628,608	1,261,084

TOTAL ASSETS	$5,521,641	$9,400,162

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,304,648	$1,329,689
Deferred compensation	998,458	914,765
Deferred revenue	401,941	-
Advances from officers and accrued interest	-	9,462
Line of credit and accrued interest	1,005,597	1,005,597

Convertible notes payable and accrued interest, net of unamortized beneficial conversion feature	2,041,863	918,534

Total current liabilities	5,752,507	4,178,047

TOTAL LIABILITIES	5,752,507	4,178,047

Commitments and contingencies	430,700	685,500

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 197,861,157 and 191,570,055 shares issued and outstanding at August 31, 2012 and 2011, respectively	135,461	129,170
Additional paid-in capital	45,226,793	41,752,408
Prepaid services paid in common stock	(275,000)	(293,333)
Accumulated deficit	(45,748,820)	(37,051,630)

Total stockholders' equity (deficit)	(661,566)	4,536,615

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,521,641	$9,400,162

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31, 2012 and 2011

	For the years ended
	August 31,	August 31,
	2012	2011

Net revenue
Devices	$483,966	$10,288
Services	113,085	6,681

Total net revenue	597,051	16,969

Cost of revenue
Devices	455,028	6,671
Services	278,700	10,314
Other	1,752,981	8,201

Total cost of revenue	2,486,709	25,186

Gross loss	(1,889,658)	(8,217)

Operating expenses
General and administrative	1,616,139	780,166
Officer compensation	1,232,233	540,000
Professional fees	2,079,583	1,569,677
Rent	76,478	154,314
Research and development	522,380	514,147
Salaries and wages	391,249	-

Total operating expenses	5,918,062	3,558,304

Net operating loss	(7,807,720)	(3,566,521)

Other income (expense)
Financing costs	(276,220)	(2,937,771)
Amortization of beneficial conversion feature	(33,889)	(321,167)
Amortization of deferred financing costs	(458,500)	(120,168)
Interest income (expense), net	(453,786)	(592,011)
Gain on debt settlement	580,598	-
Loss on asset disposals	(246,768)	-
Loss on inventory purchase commitment	-	(685,500)
Foreign currency gain (loss), net	(105)	1,233

Total other income (expense)	(888,670)	(4,655,384)

Net loss before income taxes	(8,696,390)	(8,221,905)

Provision for income taxes	800	800

Net Loss	$(8,697,190)	$(8,222,705)

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31, 2012 and 2011

	For the years ended
	August 31,	August 31,
	2012	2011

Accumulated Deficit:

Balance, beginning of period	$(37,051,630)	$(28,828,925)

Net Loss	$(8,697,190)	$(8,222,705)

Balance, end of period	$(45,748,820)	$(37,051,630)

Basic - Earnings (loss) per share	$(0.04)	$(0.07)

Basic - Weighted Average Number of Shares Outstanding	193,281,099	121,702,626

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2012 and 2011

								Deficit
							Prepaid	Accumulated
	Preferred Stock		Common Stock			Additional	Services	During the	Total
	Number		Number		To be	Paid-In	Paid-In	Development	Stockholders
	of Shares	Amount	of Shares	Amount	issued	Capital	Common Stock	Stage	Equity (Deficit)

Balance, August 31, 2010	-	-	107,322,272	44,923	100	24,382,165	(209,500)	(28,828,925)	(4,611,237)

Common stock to be issued in connection with note payable extensions, September 2010	-	-	-	-	125	11,375	-	-	11,500

Issuance of common stock in connection with a note payable issuance, September 2010	-	-	250,000	250	-	24,750	-	-	25,000

Issuance of common stock for services, September 2010	-	-	500,000	500	-	129,500	(20,000)	-	110,000

Issuance of common stock in connection with note payable issuances, October 2010	-	-	800,000	800	(200)	69,400	-	-	70,000

Common stock to be issued in connection with a note payable issuance, October 2010	-	-	-	-	150	38,850	-	-	39,000

Issuance of S warrants for services, December 2010	-	-	-	-	-	1,055,636	-	-	1,055,636

Issuance of common stock for conversion of notes payable and accrued interest, December 2010	-	-	4,000,000	4,000	-	796,000	-	-	800,000

Issuance of common stock for services, December 2010	-	-	945,714	946	-	196,254	-	-	197,200

Issuance of common stock in connection with a note payable issuance, December 2010	-	-	150,000	150	(150)	-	-	-	-

Issuance of common stock in connection with a note payable extension, December 2010	-	-	25,000	25	(25)	-	-	-	-

Issuance of common stock in connection with cancellation of warrants, December 2010	-	-	54,480	54	-	(54)	-	-	-

Common stock to be issued in connection with a note payable extension, February 2011	-	-	-	-	100	18,900	-	-	19,000

Issuance of common stock for services, February 2011	-	-	3,000,000	3,000	-	597,000	-	-	600,000

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2012 and 2011

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

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2012 and 2011

Issuance of common stock for services and cancellation of warrants, July 2011	-	-	400,000	400	-	99,600	-	-	100,000

Issuance of common stock in connection with private placement, net of offering costs, July 2011	-	-	50,000,000	50,000	-	8,272,412	-	-	8,322,412

Issuance of common stock in connection with conversion of notes payable and accrued interest, August 2011	-	-	10,785,891	10,786	(536)	2,039,750	-	-	2,050,000

Issuance of common stock in connection with cancellation of warrants, August 2011	-	-	50,000	50	-	(50)	-	-	-

Issuance of common stock for conversion of interest on related party advances from officer and deferred compensation, August 2011	-	-	597,165	597	-	118,836	-	-	119,433

Issuance of common stock for conversion of debt, August 2011	-	-	1,200,000	1,200	-	279,909	-	-	281,109

Issuance of T warrants for services, August 2011	-	-	-	-	-	837,664	-	-	837,664

Issuance of U warrants for services, August 2011	-	-	-	-	-	140,587	-	-	140,587

Amortization of prepaid services paid-in common stock	-	-	-	-	-	-	473,090	-	473,090

Beneficial conversion discount of convertible notes payable	-	-	-	-	-	312,000	-	-	312,000

Net loss	-	-	-	-	-	-	-	(8,222,705)	(8,222,705)

Balance, August 31, 2011	-	-	191,570,055	129,170	-	41,752,408	(293,333)	(37,051,630)	4,536,615

Issuance of common stock for services, December 2011	-	-	690,278	690	-	247,810	-	-	248,500

Issuance of stock options to officers for services, January 2012	-	-	-	-	-	404,121	-	-	404,121

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2012 and 2011

Issuance of common stock for services, February 2012	-	-	1,226,786	1,227	-	400,273	(250,000)	-	151,500

Gain on debt settlement, February 2012	-	-	-	-	-	312,491	-	-	312,491

Issuance of X warrants for services, March 2012	-	-	-	-	-	3,761	-	-	3,761

Issuance of stock options for services, March 2012	-	-	-	-	-	57,374	-	-	57,374

Issuance of V warrants in connection with a note payable issuance, March 2012	-	-	-	-	-	200,000	-	-	200,000

Issuance of common stock in connection with a note payable issuance, April 2012	-	-	200,000	200	-	55,800	-	-	56,000

Issuance of W warrants in connection with a note payable issuance, May 2012	-	-	-	-	-	250,000	-	-	250,000

Issuance of common stock from the exercise of warrants, May 2012	-	-	24,359	25	-	(25)	-	-	-

Issuance of common stock for services, May 2012	-	-	175,000	175	-	63,825	-	-	64,000

Issuance of common stock for services, June 2012	-	-	1,000,000	1,000	-	299,000	-	-	300,000

Issuance of common stock from the exercise of warrants, June 2012	-	-	27,391	27	-	(27)	-	-	-

Issuance of stock options to an officer for services, June 2012	-	-	-	-	-	28,687	-	-	28,687

Issuance of stock options for services, June 2012	-	-	-	-	-	71,718	-	-	71,718

Issuance of common stock for the conversion of a note payable, July 2012	-	-	350,000	350	-	77,126	-	-	77,476

Issuance of common stock for services, August 2012	-	-	1,250,000	1,250	-	358,750	(300,000)		60,000

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2012 and 2011

Issuance of common stock for the conversion of a note payable, August 2012	-	-	250,000	250	-	42,310	-	-	42,560

Issuance of stock options to an officer for services, August 2012	-	-	-	-	-	28,687	-	-	28,687

Issuance of stock options for services, August 2012	-	-	-	-	-	57,374	-	-	57,374

Issuance of common stock for conversion of debt, August 2012	-	-	1,097,288	1,097	-	287,747	-	-	288,844

Amortization of prepaid services paid-in common stock	-	-	-	-	-	-	568,333	-	568,333

Beneficial conversion discount of convertible notes payable	-	-	-	-	-	227,583	-	-	227,583

Net loss	-	-	-	-	-	-	-	(8,697,190)	(8,697,190)

Balance, August 31, 2012	-	$-	197,861,157	$135,461	$-	$45,226,793	$(275,000)	$(45,748,820)	$(661,566)

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2012 and 2011

	For the years ended
	August 31,	August 31,
	2012	2011

Cash Flows from Operating Activities
Net loss	$(8,697,190)	$(8,222,705)
Adjustment to reconcile net loss to net cash used in operating activities:
Recognition of loss on inventory purchase commitment	(254,800)	685,500
Recognition of loss on asset disposals	246,768	-
Depreciation and amortization	143,541	29,397
Amortization of beneficial conversion feature	33,889	321,167
Amortization of prepaid services paid-in common stock	568,333	473,090
Common stock issued for services	1,374,000	1,183,327
Common stock issued for financing costs	56,000	560,346
Warrants issued for services	3,761	2,033,887
Options issued for services	647,961	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(222,616)	-
(Increase) decrease in inventory	(3,308,157)	(24,809)
(Increase) decrease in prepaid expenses and other assets	1,371,923	(4,299,504)
(Increase) decrease in debt issuance/financing costs	(56,000)	6,668
(Increase) decrease in deposits	2,800,000	(13,841)
Increase (decrease) in accounts payable and accrued expenses	(25,041)	(975,803)
Increase (decrease) in accrued officer compensation	83,693	(98,638)
Increase (decrease) in deferred revenue	401,941	-
Increase (decrease) in accrued interest	(64,145)	(43,558)

Net cash used in operating activities	(4,896,139)	(8,385,476)

Cash Flows from Investing Activities
Purchase of property and equipment	(311,535)	(181,539)
Additions to patents and trademarks	(28,425)	66,291

Net cash used in investing activities	(339,960)	(115,248)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	(9,423)	(437,874)
Proceeds from issuance of common stock and warrants, net of offering costs	-	9,085,409
Proceeds from sale of convertible notes payable and warrants	1,000,000	-
Proceeds from convertible notes payable	1,312,500	2,830,000
Repayment on convertible notes payable	(310,000)	(350,000)
Proceeds from notes payable	500,000	58,298
Repayment on notes payable	(500,000)	(65,800)
Proceeds from line of credit	-	1,000,000
Net cash provided by financing activities	1,993,077	12,120,033

Net increase (decrease) in cash and cash equivalents	(3,243,022)	3,619,309

Cash and cash equivalents, beginning of period	3,619,576	267

Cash and cash equivalents, end of period	$376,554	$3,619,576

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2012 and 2011

	For the years ended
	August 31,	August 31,
	2012	2011

Supplemental disclosure of cash flow information:
Income taxes paid	$800	$2,400
Interest paid	$109,472	$252,305

Supplemental disclosure of noncash financing and investing activities:
Issuance of common stock for financing costs	$56,000	$560,346
Issuance of common stock for services	$1,374,000	$1,183,327
Issuance of warrants for services	$3,761	$2,033,887
Issuance of options for services	$647,961	$-
Issuance of common stock for conversion of notes payable and accrued interest	$408,880	$3,864,158
Issuance of common stock for conversion of related party advances from officers, accrued interest and deferred officer compensation	$-	$983,183

The accompanying notes are an integral part of these consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

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
AUGUST 31, 2012

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
AUGUST 31, 2012

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of August 31, 2012, had an accumulated deficit of $45,748,820. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
AUGUST 31, 2012

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at August 31, 2012 and 2011 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the year ended August 31, 2012, revenue from one of the Company’s customers amounted to $303,768 or 63% of total net revenue. Accounts receivable from this customer amounted to $214,643 or 96% of total accounts receivable at August 31, 2012.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of August 31, 2012 and 2011 the allowance for doubtful accounts amounted to $304,597 and is related to the LoadRack project.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of packaging supplies, components and finished goods for the Company’s PocketFinder® products. A portion of the inventory totaling $1,350,000 is classified as a noncurrent asset at August 31, 2012 (see Note 2).

Net losses on firm purchase commitments for inventory are recognized in accordance with FASB ASC 330 – Inventory, whereby losses arising from firm, uncancelable and unhedged commitments for the future purchase of inventory items are recognized in the current period. For the year ended August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. As of August 31, 2012 and 2011, the liability from inventory purchase commitments amounted to $430,700 and $685,500, respectively.

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
AUGUST 31, 2012

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Internal Website Development Costs

Under FASB ASC 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of August 31, 2012 and 2011, the Company capitalized costs totaling $1,361,959 related to its website development.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the year ended August 31, 2010, due to uncertainties related to the recovery of its investment in the PocketFinder® website as a result of generally poor economic conditions and the Company’s history of difficulties in obtaining financing for product launch, the Company recorded a full impairment of its Website Development Costs totaling $1,361,959 (see note 3).

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
AUGUST 31, 2012

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of August 31, 2012 and 2011, the Company capitalized $1,209,631 and $1,184,968, respectively, for patent related expenditures. As of August 31, 2012 and 2011, the Company capitalized $59,470 for trademark related expenditures.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $7,139 and $26,900 for the years ended August 31, 2012 and 2011, respectively.

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not yet been recognized. As of August 31, 2012, deferred revenue amounted to $401,941 and primarily consisted of the aggregate value of on-hand inventory of PocketFinder® devices held by a distributor.

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
AUGUST 31, 2012

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

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the years August 31, 2012 and 2011, the Company incurred $522,380 and $514,147 of research and development costs, respectively.

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

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. For the year ended August 31, 2012, stock-based compensation expense associated with stock options totaled $647,961.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum franchise fee in its provision for income taxes for the years August 31, 2012 and 2011.

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
AUGUST 31, 2012

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

2.           INVENTORY

Inventory at August 31, 2012 and 2011 consisted of the following:

	August 31,	August 31,
	2012	2011
Current:
Packaging supplies	$7,859	$13,129
Device components	452,298	11,680
Finished goods	1,522,809	-
Inventories, current	$1,982,966	$24,809

Noncurrent:
Device components	$1,200,000	$-
Finished goods	150,000	-
Inventories, noncurrent	$1,350,000	$-

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components and finished goods within the next year. Inventories totaling $1,350,000 which may not be realized within a 12-month period have been reclassified as long-term as of August 31, 2012.

3.           PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2012 and 2011 consisted of the following:

	August 31,	August 31,
	2012	2011

Website development costs	$1,361,959	$1,361,959
Machinery and equipment	55,965	168,024
Computer software (mobile apps)	83,999	101,626
Computer software (internal)	51,263	-
Computer and video equipment	17,632	40,777
Office furniture	24,526	34,800
	1,595,344	1,707,186
Less: accumulated depreciation and impairment adjustment	(1,471,362)	(1,515,331)
Total property and equipment	$123,982	$191,855

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

3.           PROPERTY AND EQUIPMENT (Continued)

Depreciation expense for the years August 31, 2012 and 2011 amounted to $136,402 and $27,033, respectively.  In addition, the Company recorded an impairment of its Website development costs in the amount of $1,361,959 during the years ended August 31, 2010, due to uncertainty concerning, at the time, its ability to obtain sufficient financing to bring its products to market.

4.           RELATED PARTY TRANSACTIONS

Advances from Officers

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the year ended August 31, 2012, there were no new advances from officers and repayments on advances totaled $9,423. In June 2011, $500,000 of advances from an officer was converted into 2,500,000 shares of the Company’s common stock at $0.20 per share. Outstanding advances from officers amounted to $0 as of August 31, 2012.

During the year ended August 31, 2012, $55 of interest was accrued and $94 of interest was paid on officer advances. In August 2011, $105,433 of accrued interest on advances from an officer was converted into 527,165 shares of the Company’s common stock at $0.20 per share. Accrued interest on officer advances amounted to $0 as of August 31, 2012.

Services Provided

A relative of the Chief Operating Officer provides bookkeeping and accounting services to the Company for $3,000 per month. During the year ended August 31, 2012, bookkeeping and accounting fees for this related party totaled $32,150.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

4.           RELATED PARTY TRANSACTIONS (Continued)

Services Provided (Continued)

On March 30, 2011, the Company entered into an Employment Letter of Intent (“LOI”) with a relative of the Company’s CEO and President, to act as Vice President of Customer Service. Under the terms of the LOI, the related party is paid compensation of $10,000 per month and 250,000 shares of the Company’s common stock as a signing bonus. The common stock was valued at $42,500 on the award date. On March 15, 2012, the Company entered into an Executive Employment Agreement with the related party.  Under the terms of Executive Employment Agreement, the related party is paid compensation of $12,500 per month plus sales commissions and is entitled to earn up to 1,500,000 stock options that vest upon achieving certain milestones. During the year ended August 31, 2012, total cash compensation and stock compensation under these related party agreements totaled $134,575 and $18,000, respectively.  In addition, there were 62,500 stock options that vested during the year ended August 31, 2012 valued at $14,344.

West Coast Customs

In July 2012, an officer of the Company entered into a Subscription Agreement with West Coast Customs ("WCC") to acquire an approximate 1.5% ownership of WCC.  The Company and WCC are under a Manufacturing and Trademark License Agreement for co-branding of the PocketFinder® products.

Promissory Note

On August 30, 2012, the Company entered into an unsecured convertible promissory note agreement with a board member for $200,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 30, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share (see Note 6).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

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

As of August 31, 2012, the note payable balance and interest totaling $560,000 was repaid.

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
AUGUST 31, 2012

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
AUGUST 31, 2012

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

$25,000 Promissory Note

On June 28, 2011, the Company entered into a promissory note agreement for $25,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by June 27, 2012. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.25 per share. On June 27, 2012, the promissory note agreement was extended for an additional six months and is due on December 27, 2012.

As of August 31, 2012, the note payable balance and accrued interest totaled $25,000 and $2,925, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

6.           CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing

On March 16, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $555,000 consisting of $500,000 of principal and $55,000 of prepaid interest, and “V warrants” to purchase 869,565 shares of the Company’s common stock. Under the terms of the Note, $555,000 of principal and interest shall be repaid by September 16, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 869,565 shares of common stock at $0.23 per share. The warrants expire on March 16, 2017. Under the terms of the SPA, $200,000 was allocated for the purchase of the warrants and the remaining $300,000 was allocated for the Note. As of August 31, 2012, the note payable balance and accrued interest totaled $555,000 and $66,600, respectively.

On April 18, 2012, the Company entered into a Promissory Note Agreement (“Note”) for $620,000 consisting of $560,000 of principal and $60,000 of prepaid interest. Under the terms of the Note, $620,000 of principal and interest shall be repaid by July 18, 2012. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. During the year ended August 31, 2012, $310,000 of the principal balance was repaid and $120,036 was converted into 600,000 shares of the Company’s common stock. The due date of July 18, 2012 was not extended, and therefore, the Company is in default in the payment of the principal and unpaid accrued interest. As of August 31, 2012, the note payable balance and prepaid interest totaled $189,964 and $18,600, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

6.           CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing (Continued)

On May 1, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $550,000 consisting of $500,000 of principal and $50,000 of prepaid interest, and “W warrants” to purchase 1,086,957 shares of the Company’s common stock. Under the terms of the Note, $550,000 of principal and interest shall be repaid by November 1, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 1,086,957 shares of common stock at $0.23 per share. The warrants expire on May 1, 2017. Under the terms of the SPA, $250,000 was allocated for the purchase of the warrants and the remaining $250,000 was allocated for the Note. As of August 31, 2012, the note payable balance and prepaid interest totaled $550,000 and $66,000, respectively.

$300,000 Unsecured Convertible Promissory Note

On June 28, 2012, the Company entered into an unsecured convertible promissory note agreement for $300,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by June 28, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.42 per share resulting in a beneficial conversion feature in the amount of $120,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $21,370 for the year ended August 31, 2012.

As of August 31, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $201,370 and $5,342, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

6.           CONVERTIBLE NOTES PAYABLE (Continued)

$50,000 Unsecured Convertible Promissory Note

On July 9, 2012, the Company entered into an unsecured convertible promissory note agreement for $50,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by July 9, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $18,333, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $2,712 for the year ended August 31, 2012.

As of August 31, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $34,379 and $740, respectively.

$25,000 Unsecured Convertible Promissory Note

On July 9, 2012, the Company entered into an unsecured convertible promissory note agreement for $25,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by July 9, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $9,167, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $1,356 for the year ended August 31, 2012.

As of August 31, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $17,189 and $370, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

6.           CONVERTIBLE NOTES PAYABLE (Continued)

$27,500 Unsecured Convertible Promissory Note

On July 9, 2012, the Company entered into an unsecured convertible promissory note agreement for $27,500. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by July 9, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $10,083, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $1,492 for the year ended August 31, 2012.

As of August 31, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $18,908 and $407, respectively.

$50,000 Unsecured Convertible Promissory Note

On July 13, 2012, the Company entered into an unsecured convertible promissory note agreement for $50,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by July 13, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.40 per share resulting in a beneficial conversion feature in the amount of $16,667, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $2,283 for the year ended August 31, 2012.

As of August 31, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $35,616 and $685, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

6.           CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Unsecured Convertible Promissory Note

On July 13, 2012, the Company entered into an unsecured convertible promissory note agreement for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by July 13, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.40 per share resulting in a beneficial conversion feature in the amount of $33,333, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $4,566 for the year ended August 31, 2012.

As of August 31, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $71,233 and $1,370, respectively.

$200,000 Unsecured Convertible Promissory Note

On August 30, 2012, the Company entered into an unsecured convertible promissory note agreement for $200,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 30, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

The conversion rate of $0.20 per share was below the market value of $0.22 per share resulting in a beneficial conversion feature in the amount of $20,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $110 for the year ended August 31, 2012.

As of August 31, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $180,110 and $55, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

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

As of August 31, 2012, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $5,597, respectively.

8.           COMMITMENTS AND CONTINGENCIES

Inventory Purchase Commitments

On July 20, 2011, the Company initiated a purchase order to manufacture the first 10,000 PocketFinder® devices. As of August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. The liability from inventory purchase commitments is relieved as the related inventory is sold. As of August 31, 2012, the balance of the liability from inventory purchase commitments amounted to $430,700.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

8.           COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term.  The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for the years ended August 31, 2012 and 2011 totaled $76,478 and $154,314, respectively.

As of August 31, 2012, the future minimum lease payments are as follows:

For the Years Ending:
August 31, 2013	$78,928
August 31, 2014	82,526
August 31, 2015	71,930

Total	$233,384

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
AUGUST 31, 2012

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
AUGUST 31, 2012

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
AUGUST 31, 2012

9.           EQUITY (Continued)

Common Stock (Continued)

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
AUGUST 31, 2012

9.           EQUITY (Continued)

Common Stock (Continued)

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
AUGUST 31, 2012

9.           EQUITY (Continued)

Common Stock (Continued)

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

In July 2011, the Company performed a private placement with certain investors and issued 50,000,000 shares of the Company’s common stock at a purchase price of $0.20 per share for cash proceeds of $8,322,412, net of offering costs of $1,677,588.

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
AUGUST 31, 2012

9.           EQUITY (Continued)

Common Stock (Continued)

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
AUGUST 31, 2012

9.           EQUITY (Continued)

Common Stock (Continued)

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

In June 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date.

In June 2012, the Company issued 27,391 shares of common stock in connection with a cashless exercise of 60,000 “Series T” warrants at an exercise price of $0.20 per share.

In July 2012, the Company issued 350,000 shares of common stock for the partial conversion of a promissory note amounting to $77,476. The promissory note was converted on the basis of $0.22 per share.

In August 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date.

In August 2012, the Company issued 250,000 shares of common stock for the partial conversion of a promissory note amounting to $42,560. The promissory note was converted on the basis of $0.17 per share.

In August 2012, the Company issued 1,097,288 shares of common stock for the conversion of accrued finder’s fees and accounts payable totaling $288,844. The accrued finder’s fees and accounts payable were converted on the basis of $0.26 per share.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

9.           EQUITY (Continued)

Common Stock (Continued)

In August 2012, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $48,000, which represents the fair market value of the services provided on the award date.

In August 2012, the Company issued 50,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $12,000, which represents the fair market value of the services provided on the award date.

Prepaid Services Paid In Common Stock

In August 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date to be amortized from August 1, 2012 to July 31, 2013. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $275,000 at August 31, 2012.

Warrants

Warrants to purchase up to 8,958,302 shares of the Company’s common stock are outstanding at August 31, 2012 (see Note 10).

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

9.           EQUITY (Continued)

Stock Incentive Plan (Continued)

There were 18,500,000 incentive stock options granted under the 2007 Plan during the year ended August 31, 2012.

10.           STOCK OPTIONS AND WARRANTS

Stock Options

On January 12, 2012, the Company granted options under the 2007 Plan to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share in accordance with the Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreements. All options vest upon a change of control of the Company. The options expire on January 12, 2017. As of August 31, 2012, there were 1,500,000 options that were vested and presently exercisable. The fair value of such vested options using the Black-Scholes option pricing model amounted to $404,121. No options were exercised as of August 31, 2012.

On March 15, 2012, the Company granted options under the 2007 Plan to two officers of the Company to purchase 2,000,000 common shares at $0.31 per share in accordance with Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreement. All options vest upon a change of control of the Company. The options expire on March 15, 2017. As of August 31, 2012, there were 250,000 options that were vested and presently exercisable. The fair value of such vested options using the Black-Scholes option pricing model amounted to $57,374. No options were exercised as of August 31, 2012.

On March 15, 2012, the Company granted options under the 2007 Plan to two employees to purchase 4,500,000 common shares at $0.31 per share in accordance with Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreement. All options vest upon a change of control of the Company. The options expire on March 15, 2017. As of August 31, 2012, there were 812,500 options that were vested and presently exercisable. The fair value of such vested options using the Black-Scholes option pricing model amounted to $186,466. No options were exercised as of August 31, 2012.

In addition to the aforementioned stock options issued during the year ended August 31, 2012, the Company has options outstanding to three of the Company’s officers to purchase 6,000,000 common shares each for a total of 18,000,000 common shares at $0.33 per share in accordance with Stock Option Agreements. Options to purchase shares are vested upon the Company achieving a certain number of customers. All options vest upon a change of control of the Company. The options expire 10 years from the vested date. As of August 31, 2012, there were no options that were vested and presently exercisable.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

10.           STOCK OPTIONS AND WARRANTS (Continued)

Warrants

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan personal guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $926,900. No warrants were exercised as of August 31, 2012.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $128,736. No warrants were exercised as of August 31, 2012.

On July 29, 2011, the Company issued "Series T" warrants to purchase 1,787,500 common shares at $0.20 per share to placement agents in connection with the private placement. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $837,664. There were 110,000 warrants exercised as of August 31, 2012 (see Note 9).

On August 31, 2011, the Company issued “Series U” warrants to Silicon Valley Bank to purchase 300,000 common shares at $0.20 per share in connection with the private placement success fee. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $140,587. No warrants were exercised as of August 31, 2012.

On March 1, 2012, the Company issued “Series X” warrants to a consultant to purchase 57,692 common shares at $0.26 per share for marketing and promotional services provided to the Company. The warrants expire on March 1, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $3,761. No warrants were exercised as of August 31, 2012.

On March 16, 2012, the Company issued “Series V” warrants to JMJ Financial to purchase 869,565 common shares at $0.23 per share for cash proceeds of $200,000 under a Stock Purchase Agreement. The warrants expire on March 16, 2017. No warrants were exercised as of August 31, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

10.           STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On May 1, 2012, the Company issued “Series W” warrants to JMJ Financial to purchase 1,086,957 common shares at $0.23 per share for cash proceeds of $250,000 under a Stock Purchase Agreement. The warrants expire on May 1, 2017. No warrants were exercised as of August 31, 2012.

In addition to the above, at August 31, 2012, the Company had the following warrants outstanding:

Series	Number of Shares	Exercise Price	Expiration
C	120,000	$2.00	6/2/2013
N	32,468	$0.88	9/14/2012
O	68,671	$0.77	9/15/2012
P	410,448	$0.67	11/24/2012
Q	20,000	$0.75	11/2/2012
R	215,000	$0.68	12/16/2014

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

11.           PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of August 31, 2012 and 2011, are as follows:
	August 31, 2012	August 31, 2011
Net operating loss carry forward and deductible temporary differences	$14,762,000	11,152,000
Valuation allowance	(14,762,000)	$(11,152,000)

Net deferred tax asset	$-	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:
	August 31, 2012	August 31, 2011
Federal tax at statutory rate	34.00%	34.00%
State income tax net of federal benefit	5.83%	5.83%
Valuation allowance	(39.83%)	(39.83%)

	-	-

The Company’s valuation allowance increased by $3,610,000 for the year ended August 31, 2012.

As of August 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $37,063,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of August 31, 2012 and 2011, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2008 and by state taxing authorities for tax years prior to 2007.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

12.           SUBSEQUENT EVENTS

On September 7, 2012, the Company issued 750,000 shares of common stock to a consultant for business development services valued at $172,500 on the award date.

On September 10, 2012, the Company entered into an unsecured convertible promissory note agreement with a board member for $200,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 30, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, on November 28, 2012, the Company issued 400,000 shares of common stock valued at $88,000 on the award date in connection with this debt issuance.

On September 11, 2012, the Company issued 360,000 shares of common stock for the partial conversion of a promissory note amounting to $57,773.

On September 16, 2012, the Company did not extend the due date of the $555,000 Promissory Note Agreement with JMJ Financial. As such, the Company is in default in the payment of the principal and unpaid accrued interest and the note holder is able to convert unpaid principal and accrued interest into shares of the Company’s common stock.

On September 27, 2012, the Company issued 500,000 shares of common stock for the partial conversion of a promissory note amounting to $65,320.

On October 15, 2012, the Company issued a “Series Y” warrant to purchase 500,000 common shares at $0.20 per share to a consultant in exchange for accounting advisory services provided to the Company. The warrant expires on October 15, 2017. The fair value of the warrants using the Black-Scholes option pricing model amounted to $99,873.

On October 31, 2012, the Company issued 628,465 shares of common stock for the partial conversion of a promissory note and accrued interest amounting to $85,471.

On November 1, 2012, the Company did not extend the due date of the $550,000 promissory note agreement with JMJ Financial. As such, the Company is in default in the payment of the principal and unpaid accrued interest and the note holder is able to convert unpaid principal and accrued interest into shares of the Company’s common stock.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

12.           SUBSEQUENT EVENTS (Continued)

On November 1, 2012, the Company entered into two unsecured convertible promissory note agreements with two board members for $150,000. Under the terms of the promissory note agreements, principal and any unpaid interest shall be repaid by November 1, 2013. The notes bear interest at 10% per annum. At the option of the note holders, the notes may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, on November 28, 2012, the Company issued 150,000 shares of common stock valued at $25,500 on the award date in connection with this debt issuance.

On November 7, 2012, the Company issued 500,000 shares of common stock to a consultant for business development services valued at $105,000 on the award date.

On November 19, 2012, but effective as of October 5, 2012, the Company entered into a Fourth Amendment to Loan and Security Agreement (“Fourth Amendment”) with Silicon Valley Bank for the $1,000,000 line of credit to extend the maturity date to October 5, 2013, to amend the interest rate and to waive existing and pending defaults for failing to comply with certain financial covenants.

On November 28, 2012, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $42,000, which represents the fair market value of the services provided on the award date.

On November 28, 2012, the Company issued 50,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the services provided on the award date.

On November 28, 2012, the Company entered into a Securities Purchase Agreement and related Secured Convertible Promissory Note (“Note”) for $1,000,000. Under the terms of the Note, $1,000,000 of principal and unpaid interest shall be repaid by April 13, 2013. The note bears interest at 8% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the Company agreed to issue 500,000 shares of common stock valued at $75,000 on the award date in connection with this debt issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2012, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department and a limited corporate governance structure.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2012.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that there is a material weakness in internal control over financial reporting.  Due to the limited number of staff resources, we believe there are instances where a lack of segregation of duties exists to provide effective controls.

As a result of this weakness, our internal control over financial reporting is not effective.  The weakness and its related risks are not uncommon in a company of our size because of the limitations in size and number of staff.  We believe that we have taken initial steps to mitigate these risks by consulting outside advisors.  However, this weakness in internal controls over financial reporting could result in a more than remote likelihood that a material misstatement would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because we are not an accelerated filer or a large accelerated filer.

Changes in Internal Control Over Financial Reporting.  There were no other significant changes in our internal control over financial reporting during the year ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors.  Our directors are elected by the stockholders for a term of one year and serve until successors are elected and qualified.  Officers hold their positions at the pleasure of our board of directors, subject to employment contracts.  Each of our executive officers serves pursuant to employment contracts.  See “Item 11, Executive Compensation – Employment Contracts.”

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
David M. Morse	59	Co-President and Chief Executive Officer and Director
Joseph F. Scalisi	49	Co-President and Chief Development Officer
Desiree Mejia	41	Chief Operating Officer, Secretary and Director
Kenneth E. Fronk	47	Chief Financial Officer
Gregory Gaines	59	Chief Marketing and Sales Officer
Greggory S. Haugen	49	Director
David L. Meyers	67	Director
Charles H. Smith	69	Director
Ronald Warner	68	Director

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

Mr. Fronk joined the company as the Chief Financial Officer in March 2012.  He brings extensive experience to LBT having been the CFO of young, public and private companies. Prior to joining LBT, Mr. Fronk held various executive management positions in industries including manufacturing and distribution, software development, and bio-tech. Most recently, he served as CFO of Digital Interactive Systems, a manufacturing, distribution, and services company. Prior to that, he was part of a team that prepared AlphtecSpine Inc. for its IPO – occurring in 2006. From 2002-2005, Mr. Fronk participated on the team that led the restructure and turnaround of Peregrine Systems Corp, a previously bankrupt software development company. The team successfully guided Peregrine Systems out of bankruptcy and ultimately sold the software to Hewlett-Packard in late 2005. Mr. Fronk began his career with Ernst and Young and PricewaterhouseCoopers, where he spent eight years working primarily in high-tech and pharmaceutical industries.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table.  The table set forth below summarizes the compensation payable to our executive officers during the years ending August 31, 2012 and 2011 for services in all capacities.  Those listed in the table received no cash bonuses, non-equity incentive plan compensation or nonqualified deferred compensation earnings during those two fiscal years.

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)		Stock Awards ($)	Option Awards ($)	Total ($)
David M. Morse(1)	2012	180,000	(6)	-	134,707	314,707	(6)
	2011	180,000	(6)	-	-	180,000	(6)
Joseph F. Scalisi(2)	2012	180,000	(7)	-	134,707	314,707	(7)
	2011	180,000	(7)	-	-	180,000	(7)
Desiree Mejia(3)	2012	180,000	(8)	-	134,707	314,707	(8)
	2011	180,000	(8)	-	-	180,000	(8)
Kenneth E. Fronk(4)	2012	56,000	(9)	-	57,374	113,374	(9)
Gregory Gaines(5)	2012	138,738	(10)	36,000	-	174,738	(10)
_____________________________
(1)	Co-President, Chief Executive Officer and Chairman of the Board
(2)	Co-President, Chief Development Officer
(3)	Chief Operating Officer, Secretary and Director
(4)	Chief Financial Officer (effective March 16, 2012)
(5)	Chief Marketing and Sales Officer (effective October 24, 2011)
(6)	In 2012, $165,000 was paid and $15,000 was accrued for future payment. In 2011, $94,888 was paid and $85,112 was accrued for future payment.
(7)	In 2012, $170,000 was paid and $10,000 was accrued for future payment. In 2011, $82,250 was paid and $97,750 was accrued for future payment.
(8)	In 2012, $146,183 was paid and 33,817 was accrued for future payment. In 2011, $82,250 was paid and $97,750 was accrued for future payment.
(9)	In 2012, $54,500 was paid and $1,500 was accrued for future payment.
(10)	In 2012, $138,738 was paid and $0 was accrued for future payment.

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive officers as of August 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Morse	-	6,000,000	$0.33/share	(1)
David Morse	500,000	3,500,000	$0.31/share	January 12, 2017
Joseph Scalisi	-	6,000,000	$0.33/share	(1)
Joseph Scalisi	500,000	3,500,000	$0.31/share	January 12, 2017
Desiree Mejia	-	6,000,000	$0.33/share	(1)
Desiree Mejia	500,000	3,500,000	$0.31/share	January 12, 2017
Kenneth E. Fronk	250,000	750,000	$0.31/share	January 12, 2017
Gregory Gaines	-	1,000,000	$0.31/share	January 12, 2017
_______________________
(1)	The options expire ten years from the date of performance goal achieved.

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

Employment Contracts.  David Morse (Co-President and Chief Executive Officer), Joseph Scalisi (Co-President and Chief Development Officer) and Desiree Mejia (Chief Operating Officer), are each employed pursuant to written employment agreements with identical terms.  The agreements were renewed on January 12, 2012 and expire in five years on January 12, 2017.  Under the terms of the agreement, each officer is entitled to a base salary of $15,000 per month.  Additional increases in increments of $5,000 or $10,000 per month are based on attaining certain numbers of subscribers and for successfully achieving cash flow in each country outside the U.S.  He or she may participate in any general bonus plan established by the board of directors and is entitled to participate in our stock incentive plan on such terms as the board deems appropriate from time to time.  He or she will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreements terminate on death, incapacity (after 180 days), resignation and cause as defined.  If terminated without cause, he or she is entitled to base salary at least equal to the salary, including bonuses and commissions, of our highest paid employee, and medical benefits, through the end of the employment term or, if such termination occurs in the last year of the employment term, for a period of two years after the date of termination.  If during that period any events occur that would have resulted in increasing his or her base salary, he or she is entitled to be paid such additional amounts.

Kenneth Fronk (Chief Financial Officer) is employed pursuant to a written employment agreement.  The agreement was effective March 16, 2012 and expires on the fifth anniversary of the effective date; the term shall automatically be extended for additional one-year periods unless either party provides written notice to the contrary.  Under the terms of the agreement, the officer is entitled to a base salary of $8,000 per month.  Additional increases in increments of $1,500 per month are based on attaining certain numbers of activations and for achieving certain EBITDA results.  He may participate in any general bonus plan established by the board of directors and is entitled to participate in our stock incentive plan on such terms as the board deems appropriate from time to time.  He will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on death, incapacity (after 180 days), resignation and cause as defined.  If terminated without cause, he is entitled to base salary at least equal to the salary, including bonuses and commissions, of our highest paid employee, and medical benefits, through the end of the employment term or, if such termination occurs in the last year of the employment term, for a period of two years after the date of termination.  If during that period any events occur that would have resulted in increasing his base salary, he is entitled to be paid such additional amounts.

Gregory Gaines (Chief Marketing and Sales Officer) is employed pursuant to a written employment agreement.  The agreement was effective October 24, 2011 and expires on the first anniversary of the effective date; additional one-year periods may be extended upon mutual agreement.  Under the terms of the agreement, the officer is entitled to a base salary of $13,500 per month.  In addition, he is entitled to commissions based on achieving specific annual sales targets.  He may participate in any general bonus plan established by the board of directors and is entitled to participate in our stock incentive plan on such terms as the board deems appropriate from time to time.  He will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreement terminates on death, incapacity (after 60 days), resignation and cause as defined.  If terminated without cause, he is entitled to severance pay.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Owners and Management. The following table sets forth information regarding the number of shares of our common stock beneficially owned on November 16, 2012 by:

•	Each person, or group of affiliated persons, who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•	Each of our executive officers and directors; and
•	All of our directors and executive officers as a group.

For this table, beneficial ownership of our common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership through the exercise of an option, warrant or right or the conversion of a security at any time within 60 days of November 16, 2012.  Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.  Unless otherwise indicated, the address of the beneficial owners is 49 Discovery, Suite 260, Irvine, California 92618.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
David M. Morse
Co-President, Chief Executive Officer and Chairman of the Board	17,384,199	8.7%
Joseph F. Scalisi (2)
Co-President, Chief Development Officer and Director	12,268,521	6.1%
Desiree Mejia(2)
Chief Operating Officer, Principal Financial Officer, Secretary and Director	12,268,521	6.1%
Kenneth Fronk, Chief Financial Officer	-	-
Greggory Gaines, Chief Marketing and Sales Officer	100,000	-
Greggory S. Haugen, Director (3)	7,947,288	4.0%
David L. Meyers, Director	100,000	-
Charles H. Smith, Director	50,000	-
Ronald Warner, Director	100,000	-
All executive officers and directors as a group (1)	50,218,529	25.0%

(1)
Applicable percentage ownership is based on 200,599,622 shares of common stock outstanding as of November 16, 2012, provided that any shares of common stock not outstanding which are subject to options, warrants, rights or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(2)	Mr. Scalisi and Mrs. Mejia are married and, by virtue of community property laws or otherwise, each may have an interest in the shares reported by the other.
(3)	The shares of common stock beneficially owned by Mr. Haugen do not include 1,650,000 shares owned by the Haugen Children 2006 Trust. Mr. Haugen disclaims beneficial ownership of said shares.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information with respect to outstanding options and warrants as of November 16, 2012, pursuant to compensation plans (including individual compensation arrangements) under which equity securities of are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders		--	--
Equity compensation plans not approved by security holders	20,000,000(1)	$0.31	1,500,000
Total	20,000,000		1,500,000

(1)
Includes stock options granted under the Amended and Restated 2007 Stock Incentive Plan to officers Mr. Morse, Mr. Scalisi, Mrs. Mejia, Mr. Gaines and Mr. Fronk to purchase up to 14,000,000 shares of common stock and to two employees to purchase 4,500,000 shares of common stock at $0.31 per share.  Options vest upon reaching certain milestones contained in executive employment agreements.  All such options vest upon a change of control.  The options expire January 12, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions.  The following are the related party transactions in which we have engaged since September 1, 2011.

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

During the year ended August 31, 2012, there were no new advances from Joseph Scalisi, our Co-President and Chief Development Officer and stockholder, and repayments on advances totaled $9,423.  Outstanding advances from Mr. Scalisi amounted to $0 as of August 31, 2012.

During the year ended August 31, 2012, $55 of interest was accrued and $94 of interest was paid on officer advances from Mr. Scalisi.  Accrued interest on officer advances from Mr. Scalisi amounted to $0 as of August 31, 2012.

Debra Mejia provides bookkeeping and accounting services to us for $3,000 per month.  Mrs. Mejia is a relative of Desiree Mejia, Chief Operating Officer.  During the year ended August 31, 2012, bookkeeping and accounting fees to Mrs. Mejia totaled $32,150.

On March 15, 2012, we entered into an Executive Employment Agreement with David Morse, Jr. to act as Vice President of Customer Service. Mr. Morse is a relative of David Morse, our Chief Executive Officer and Co-President. Under the terms of the Executive Employment Agreement, Mr. Morse is paid compensation of $12,500 plus sales commissions and is entitled to earn up to 1,500,000 stock options that vest upon achieving certain milestones. During the year ended August 31, 2012, total cash compensation and stock compensation paid to Mr. Morse totaled $134,575 and $18,000, respectively.  In addition, there were 62,500 stock options that vested during the year ended August 31, 2012 valued at $14,344.

In July 2012, Joseph Scalisi, our Co-President and Chief Development Officer and stockholder, entered into a Subscription Agreement with West Coast Customs ("WCC") to acquire an approximate 1.5% ownership of WCC.  We are under a Manufacturing and Trademark License Agreement with WCC for co-branding of the PocketFinder products.

On August 30, 2012, the Company entered into an unsecured convertible promissory note agreement with Greggory Haugen, a board member, for $200,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 30, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of our common stock on the basis of $0.20 per share.

On September 10, 2012, the Company entered into an unsecured convertible promissory note agreement with Greggory Haugen, a board member, for $200,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by August 30, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of our common stock on the basis of $0.20 per share.

On November 1, 2012, the Company entered into an unsecured convertible promissory note agreement with Dave Meyers, a board member, for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 1, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of our common stock on the basis of $0.20 per share.

On November 1, 2012, the Company entered into an unsecured convertible promissory note agreement with Charles Smith, a board member, for $50,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 1, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of our common stock on the basis of $0.20 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Comiskey & Company served as our independent registered public accounting firm for the fiscal years ended August 31, 2012 and 2011.  The following table represents the fees billed to us for the audit and other services provided by our accountants:

	2012	2011
Audit fees	$58,855	$56,112
Tax fees	4,000	5,038
All other fees	-	4,705

Total Fees	$62,855	$65,855

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).
10.20	Securities Purchase Agreement between the Company and JMJ Financial dated May 1, 2012. †
10.21	Warrant Agreement between the Company and JMJ Financial dated May 1, 2012. †
10.22	Extension Agreement between the Company and Robert Ribciuc dated June 27, 2012. †
10.23	Promissory Note Agreement between the Company and Greggory Haugen dated September 10, 2012. †
10.24	Promissory Note Agreement between the Company and David Meyers dated November 1, 2012. †
10.25	Promissory Note Agreement between the Company and Charles Smith dated November 1, 2012. †
10.26	Fourth Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated November 19, 2012. †
10.27	Amendment to “Warrant W” Agreement and “Warrant V” Agreement dated November 28, 2012. †
10.28	Securities Purchase Agreement between the Company and Bridge Loans, LLC dated November 28, 2012. †
10.29	Secured Convertible Promissory Note between the Company and Bridge Loans, LLC dated November 28, 2012. †
10.30	Security Agreement between the Company and Jess Turner III, Esq. dated November 28, 2012. †
10.31	Collateral Supplemental Agreement between the Company and Bridge Loans, LLC dated November 28, 2012. †
21.1	Subsidiary of the Registrant - Location Based Technologies, Ltd. (an England and Wales private and limited company)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan
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

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

November 29, 2012	By:	/s/ David M. Morse
David M. Morse,
Co-President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

November 29, 2012	/s/ David M. Morse
David M. Morse,
Co-President, Chief Executive Officer and Director
(Principal Executive Officer)

November 29, 2012	/s/ Desiree Mejia
Desiree Mejia,
Chief Operating Officer and Director
(Principal Financial and Principal Accounting Officer)

November 29, 2012	/s/ Joseph Scalisi
Joseph Scalisi,
Co-President, Chief Technology Officer and Director

November 29, 2012	/s/ Greggory S. Haugen
Greggory S. Haugen
Director

November 29, 2012	/s/ David L. Meyers
David L. Meyers
Director

November 29, 2012	/s/ Charles H. Smith
Charles H. Smith
Director

November 29, 2012	/s/ Ronald Warner
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