Form 10-K/A
period 2012-08-31
Location Based Technologies, Inc.
filed 2013-01-17
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K Amendment No. 1

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

EXPLANATORY NOTE – AMENDMENT

This Amendment No. 1 on Form 10-K/A is being filed to restate the Company’s financial statements to the Annual Report on Form 10-K for the period ended August 31, 2012 of Location Based Technologies, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 29, 2012 (the “Original Form 10-K”).  Amendment No. 1 is being filed to restate revenue and cost of revenue for PocketFinder devices sold to our main distributor due to an accounting error and change in accounting policy.  Revenues are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.  We have reevaluated the factors that we used to determine revenue recognition for devices sold to our distributor and concluded that it is appropriate to restate revenue and cost of revenue for year ended August 31, 2012.  Other related accounts affected include allowance for sales returns, deferred revenue, inventory purchase commitment, device revenue and cost of revenue.  We are also amending Footnote 1 “Nature of Operations and Summary of Significant Accounting Policies” and Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” to reflect changes to the financial statements as a result of the restatement.

No other changes have been made to the Original Form 10-K, and this Form 10-K/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-K or modify or update any other disclosures made in the Original Form 10-K. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of Sarbanes-Oxley Act of 2002, are attached to this First Amendments as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Our competitors include, but are not limited to: Geospatial Platform Providers, Application Developers, Garmin’s GTU-10, Qualcomm’s Tagg, Lo-Jack, SpotLight, and commercial providers such as Fleetmatics, NetworkFleet, and Qualcomm.  Some competitors may be better financed, or have greater marketing and scientific resources than we do.

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

We reported a net loss of $7,963,485 for the fiscal year ended August 31, 2012, and a net loss of $8,222,705 for the fiscal year ended August 31, 2011.  We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

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

Revenue.  For the year ended August 31, 2012, we generated $948,110 of net revenue as compared to $16,969 of net revenue for the year ended August 31, 2011.  Net revenue for the year ended August 31, 2012, consisted of $835,025 from the sales of PocketFinder devices and $113,085 from monthly subscription service income.

Cost of Revenue.  For the year ended August 31, 2012, cost of revenue totaled $2,104,063 resulting in a negative gross margin of $1,155,953 as compared to $8,217 for the year ended August 31, 2011.  The cost of revenue was significantly higher than net revenue during the year ended August 31, 2012, as we incurred labor cost overages and higher than anticipated bill of material components costs to accelerate our initial production run to meet our distributor delivery deadlines.  In addition, certain fixed overhead charges such as test equipment rentals and call center expenses contributed to the negative gross margin.  Such labor overages, components cost overages and fixed overhead charges are reflected in “other” cost of revenue totaling $1,370,335 for the year ended August 31, 2012.  We anticipate that our unit cost will be significantly lower as our production volumes grow.

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

Net Loss.  For the year ended August 31, 2012, we reported a net loss of $7,963,485 as compared to a net loss of $8,222,705 for the year ended August 31, 2011, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $376,554 as of August 31, 2012, as compared to $3,619,576 as of August 31, 2011.  The decrease in cash as of August 31, 2012, as compared to August 31, 2011 is attributed to the purchase of device components and the production of PocketFinder devices.

Accounts receivable, net of the allowance for doubtful accounts and sales returns, totaled $188,273 as of August 31, 2012 whereby there were no accounts receivable as of August 31, 2011.  The majority of accounts receivable at August 31, 2012, consists of amounts due from Apple and several other distributors and wholesalers.

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

Our total assets as of August 31, 2012, were $5,487,298 as compared to our total assets as of August 31, 2011, which were $9,400,162.  The decrease in our total assets between the two periods was primarily due to a decrease in cash that was offset by an increase in inventory as previously discussed.

As of August 31, 2012, our accounts payable and accrued expenses were $1,304,648 as compared to $1,329,689 as of August 31, 2011.

As of August 31, 2012, deferred compensation was $998,458 as compared to $914,765 as of August 31, 2011.

As of August 31, 2012, deferred revenue was $16,539 as compared to $0 as of August 31, 2011 and consisted of prepaid service revenue from subscribers.

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

Inventory purchase commitment as of August 31, 2012, amounted to $48,054 compared to $685,500 as of August 31, 2011, and consisted of the liability on losses from inventory purchase commitments recognized in August 2011.

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

CASH REQUIREMENTS

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail distribution.  Since our inception, we have generated significant losses.  As of August 31, 2012, we had an accumulated deficit of $45,015,115 and we expect to incur continual losses until sometime in calendar year 2013.

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

As explained in Note 13 to the financial statements, the Company retrospectively changed its method of revenue recognition for devices sold to its primary distributor, effective for the fourth fiscal quarter of 2012.  The accompanying financial statements have been retroactively restated to reflect the change.  Our opinion is not modified with respect to this matter.

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

Denver, Colorado
November 23, 2011
(Except for Note 13, which is
dated January 14, 2013)
/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
August 31, 2012 and 2011

	August 31, 2012	August 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$376,554	$3,619,576
Accounts receivable, net of allowance for doubtful accounts	188,273	-
Inventory, current	1,982,966	24,809
Prepaid expenses and other assets	127,581	1,499,504
Manufacturing deposits	-	2,800,000
Deferred financing costs	59,334	3,334

Total current assets	2,734,708	7,947,223

Property and equipment, net of accumulated depreciation	123,982	191,855

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	1,248,608	1,231,084
Inventory, noncurrent	1,350,000	-
Deposits	30,000	30,000

Total other assets	2,628,608	1,261,084

TOTAL ASSETS	$5,487,298	$9,400,162

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,304,648	$1,329,689
Deferred compensation	998,458	914,765
Deferred revenue	16,539	-
Advances from officers and accrued interest	-	9,462
Line of credit and accrued interest	1,005,597	1,005,597
Convertible notes payable and accrued interest, net of unamortized beneficial conversion feature	2,041,863	918,534
Inventory purchase commitment	48,054	-

Total current liabilities	5,415,159	4,178,047

TOTAL LIABILITIES	5,415,159	4,178,047

Inventory purchase commitment (long-term)	-	685,500

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 197,861,157 and 191,570,055 shares issued and outstanding at August 31, 2012 and 2011, respectively	135,461	129,170
Additional paid-in capital	45,226,793	41,752,408
Prepaid services paid in common stock	(275,000)	(293,333)
Accumulated deficit	(45,015,115)	(37,051,630)

Total stockholders' equity (deficit)	72,139	4,536,615

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,487,298	$9,400,162

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31, 2012 and 2011

	For the years ended
	August 31, 2012	August 31, 2011

Net revenue
Devices	$835,025	$10,288
Services	113,085	6,681

Total net revenue	948,110	16,969

Cost of revenue
Devices	455,028	6,671
Services	278,700	10,314
Other	1,370,335	8,201

Total cost of revenue	2,104,063	25,186

Gross loss	(1,155,953)	(8,217)

Operating expenses
General and administrative	1,616,139	780,166
Officer compensation	1,232,233	540,000
Professional fees	2,079,583	1,569,677
Rent	76,478	154,314
Research and development	522,380	514,147
Salaries and wages	391,249	-

Total operating expenses	5,918,062	3,558,304

Net operating loss	(7,074,015)	(3,566,521)

Other income (expense)
Financing costs	(276,220)	(2,937,771)
Amortization of beneficial conversion feature	(33,889)	(321,167)
Amortization of deferred financing costs	(458,500)	(120,168)
Interest income (expense), net	(453,786)	(592,011)
Gain on debt settlement	580,598	-
Loss on asset disposals	(246,768)	-
Loss on inventory purchase commitment	-	(685,500)
Foreign currency gain (loss), net	(105)	1,233

Total other income (expense)	(888,670)	(4,655,384)

Net loss before income taxes	(7,962,685)	(8,221,905)

Provision for income taxes	800	800

Net Loss	$(7,963,485)	$(8,222,705)

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended August 31, 2012 and 2011

	For the years ended
	August 31, 2012	August 31, 2011

Accumulated Deficit:

Balance, beginning of period	$(37,051,630)	$(28,828,925)

Net Loss	$(7,963,485)	$(8,222,705)

Balance, end of period	$(45,015,115)	$(37,051,630)

Basic - Earnings (loss) per share	$(0.04)	$(0.07)

Basic - Weighted Average Number of Shares Outstanding	193,281,099	121,702,626

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2012 and 2011

	Preferred Stock		Common Stock			Additional	Prepaid Services Paid-In	Deficit Accumulated During the	Total Stockholders
	Number		Number		To be	Paid-In	Common	Development	Equity
	of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Balance, August 31, 2010	-	-	107,322,272	44,923	100	24,382,165	(209,500)	(28,828,925)	(4,611,237)

Common stock to be issued in connection with note payable extensions, September 2010	-	-	-	-	125	11,375	-	-	11,500

Issuance of common stock in connection with a note payable issuance, September 2010	-	-	250,000	250	-	24,750	-	-	25,000

Issuance of common stock for services, September 2010	-	-	500,000	500	-	129,500	(20,000)	-	110,000

Issuance of common stock in connection with note payable issuances, October 2010	-	-	800,000	800	(200)	69,400	-	-	70,000

Common stock to be issued in connection with a note payable issuance, October 2010	-	-	-	-	150	38,850	-	-	39,000

Issuance of S warrants for services, December 2010	-	-	-	-	-	1,055,636	-	-	1,055,636

Issuance of common stock for conversion of notes payable and accrued interest, December 2010	-	-	4,000,000	4,000	-	796,000	-	-	800,000

Issuance of common stock for services, December 2010	-	-	945,714	946	-	196,254	-	-	197,200

Issuance of common stock in connection with a note payable issuance, December 2010	-	-	150,000	150	(150)	-	-	-	-

Issuance of common stock in connection with a note payable extension, December 2010	-	-	25,000	25	(25)	-	-	-	-

Issuance of common stock in connection with cancellation of warrants, December 2010	-	-	54,480	54	-	(54)	-	-	-

Common stock to be issued in connection with a note payable extension, February 2011	-	-	-	-	100	18,900	-	-	19,000

Issuance of common stock for services, February 2011	-	-	3,000,000	3,000	-	597,000	-	-	600,000

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2012 and 2011

	Preferred Stock		Common Stock			Additional	Prepaid Services Paid-In	Deficit Accumulated During the	Total Stockholders
	Number		Number		To be	Paid-In	Common	Development	Equity
	of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Issuance of common stock for conversion of a note payable and accrued interest, February 2011	-	-	669,932	670	-	133,316	-	-	133,986

Common stock to be issued in connection with note payable extensions, March 2011	-	-	-	-	200	33,800	-	-	34,000

Issuance of common stock in connection with note payable extensions and conversions of note payables and accrued interest, March 2011	-	-	1,279,863	1,280	(200)	214,893	-	-	215,973

Issuance of common stock for services, April 2011	-	-	1,371,429	1,371	-	216,129	(56,923)	-	160,577

Issuance of common stock for services, May 2011	-	-	270,000	270	-	42,930	(40,000)	-	3,200

Issuance of common stock in connection with a note payable extension, May 2011	-	-	100,000	100	(100)	-	-	-	-

Issuance of common stock for conversion of related party advances from officer and deferred compensation, July 2011	-	-	4,318,750	4,319	-	859,431	-	-	863,750

Issuance of common stock for services, July 2011	-	-	2,065,000	2,065	-	450,285	(440,000)	-	12,350

Issuance of common stock in connection with conversion of notes payable and accrued interest, July 2011	-	-	1,229,559	1,229	-	244,683	-	-	245,912

Issuance of common stock for conversion of debt, July 2011	-	-	150,000	150	-	29,850	-	-	30,000

Issuance of common stock in connection with cancellation of warrants, July 2011	-	-	35,000	35	-	(35)	-	-	-

Common stock to be issued in connection with conversion of note payable and accrued interest, July 2011	-	-	-	-	536	106,642	-	-	107,178

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2012 and 2011

	Preferred Stock		Common Stock			Additional	Prepaid Services Paid-In	Deficit Accumulated During the	Total Stockholders
	Number		Number		To be	Paid-In	Common	Development	Equity
	of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Issuance of common stock for services and cancellation of warrants, July 2011	-	-	400,000	400	-	99,600	-	-	100,000

Issuance of common stock in connection with private placement, net of offering costs, July 2011	-	-	50,000,000	50,000	-	8,272,412	-	-	8,322,412

Issuance of common stock in connection with conversion of notes payable and accrued interest, August 2011	-	-	10,785,891	10,786	(536)	2,039,750	-	-	2,050,000

Issuance of common stock in connection with cancellation of warrants, August 2011	-	-	50,000	50	-	(50)	-	-	-

Issuance of common stock for conversion of interest on related party advances from officer and deferred compensation, August 2011	-	-	597,165	597	-	118,836	-	-	119,433

Issuance of common stock for conversion of debt, August 2011	-	-	1,200,000	1,200	-	279,909	-	-	281,109

Issuance of T warrants for services, August 2011	-	-	-	-	-	837,664	-	-	837,664

Issuance of U warrants for services, August 2011	-	-	-	-	-	140,587	-	-	140,587

Amortization of prepaid services paid-in common stock	-	-	-	-	-	-	473,090	-	473,090

Beneficial conversion discount of convertible notes payable	-	-	-	-	-	312,000	-	-	312,000

Net loss	-	-	-	-	-	-	-	(8,222,705)	(8,222,705)

Balance, August 31, 2011	-	-	191,570,055	129,170	-	41,752,408	(293,333)	(37,051,630)	4,536,615

Issuance of common stock for services, December 2011	-	-	690,278	690	-	247,810	-	-	248,500

Issuance of stock options to officers for services, January 2012	-	-	-	-	-	404,121	-	-	404,121

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2012 and 2011

	Preferred Stock		Common Stock			Additional	Prepaid Services Paid-In	Deficit Accumulated During the	Total Stockholders
	Number		Number		To be	Paid-In	Common	Development	Equity
	of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Issuance of common stock for services, February 2012	-	-	1,226,786	1,227	-	400,273	(250,000)	-	151,500

Gain on debt settlement, February 2012	-	-	-	-	-	312,491	-	-	312,491

Issuance of X warrants for services, March 2012	-	-	-	-	-	3,761	-	-	3,761

Issuance of stock options for services, March 2012	-	-	-	-	-	57,374	-	-	57,374

Issuance of V warrants in connection with a note payable issuance, March 2012	-	-	-	-	-	200,000	-	-	200,000

Issuance of common stock in connection with a note payable issuance, April 2012	-	-	200,000	200	-	55,800	-	-	56,000

Issuance of W warrants in connection with a note payable issuance, May 2012	-	-	-	-	-	250,000	-	-	250,000

Issuance of common stock from the exercise of warrants, May 2012	-	-	24,359	25	-	(25)	-	-	-

Issuance of common stock for services, May 2012	-	-	175,000	175	-	63,825	-	-	64,000

Issuance of common stock for services, June 2012	-	-	1,000,000	1,000	-	299,000	-	-	300,000

Issuance of common stock from the exercise of warrants, June 2012	-	-	27,391	27	-	(27)	-	-	-

Issuance of stock options to an officer for services, June 2012	-	-	-	-	-	28,687	-	-	28,687

Issuance of stock options for services, June 2012	-	-	-	-	-	71,718	-	-	71,718

Issuance of common stock for the conversion of a note payable, July 2012	-	-	350,000	350	-	77,126	-	-	77,476

Issuance of common stock for services, August 2012	-	-	1,250,000	1,250	-	358,750	(300,000)		60,000

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended August 31, 2012 and 2011

	Preferred Stock		Common Stock			Additional	Prepaid Services Paid-In	Deficit Accumulated During the	Total Stockholders
	Number		Number		To be	Paid-In	Common	Development	Equity
	of Shares	Amount	of Shares	Amount	issued	Capital	Stock	Stage	(Deficit)

Issuance of common stock for the conversion of a note payable, August 2012	-	-	250,000	250	-	42,310	-	-	42,560

Issuance of stock options to an officer for services, August 2012	-	-	-	-	-	28,687	-	-	28,687

Issuance of stock options for services, August 2012	-	-	-	-	-	57,374	-	-	57,374

Issuance of common stock for conversion of debt, August 2012	-	-	1,097,288	1,097	-	287,747	-	-	288,844

Amortization of prepaid services paid-in common stock	-	-	-	-	-	-	568,333	-	568,333

Beneficial conversion discount of convertible notes payable	-	-	-	-	-	227,583	-	-	227,583

Net loss	-	-	-	-	-	-	-	(7,963,485)	(7,963,485)

Balance, August 31, 2012	-	$-	197,861,157	$135,461	$-	$45,226,793	$(275,000)	$(45,015,115)	$72,139

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2012 and 2011

	For the years ended
	August 31, 2012	August 31, 2011

Cash Flows from Operating Activities
Net loss	$(7,963,485)	$(8,222,705)
Adjustment to reconcile net loss to net cash used in operating activities:
Recognition of loss on inventory purchase commitment	(637,446)	685,500
Recognition of loss on asset disposals	246,768	-
Depreciation and amortization	143,541	29,397
Amortization of beneficial conversion feature	33,889	321,167
Amortization of prepaid services paid-in common stock	568,333	473,090
Common stock issued for services	1,374,000	1,183,327
Common stock issued for financing costs	56,000	560,346
Warrants issued for services	3,761	2,033,887
Options issued for services	647,961	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(188,273)	-
(Increase) decrease in inventory	(3,308,157)	(24,809)
(Increase) decrease in prepaid expenses and other assets	1,371,923	(4,299,504)
(Increase) decrease in debt issuance/financing costs	(56,000)	6,668
(Increase) decrease in deposits	2,800,000	(13,841)
Increase (decrease) in accounts payable and accrued expenses	(25,041)	(975,803)
Increase (decrease) in accrued officer compensation	83,693	(98,638)
Increase (decrease) in deferred revenue	16,539	-
Increase (decrease) in accrued interest	(64,145)	(43,558)

Net cash used in operating activities	(4,896,139)	(8,385,476)

Cash Flows from Investing Activities
Purchase of property and equipment	(311,535)	(181,539)
Additions to patents and trademarks	(28,425)	66,291

Net cash used in investing activities	(339,960)	(115,248)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	(9,423)	(437,874)
Proceeds from issuance of common stock and warrants, net of offering costs	-	9,085,409
Proceeds from sale of convertible notes payable and warrants	1,000,000	-
Proceeds from convertible notes payable	1,312,500	2,830,000
Repayment on convertible notes payable	(310,000)	(350,000)
Proceeds from notes payable	500,000	58,298
Repayment on notes payable	(500,000)	(65,800)
Proceeds from line of credit	-	1,000,000
Net cash provided by financing activities	1,993,077	12,120,033

Net increase (decrease) in cash and cash equivalents	(3,243,022)	3,619,309

Cash and cash equivalents, beginning of period	3,619,576	267

Cash and cash equivalents, end of period	$376,554	$3,619,576

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2012 and 2011

	For the years ended
	August 31, 2012	August 31, 2011

Supplemental disclosure of cash flow information:
Income taxes paid	$800	$2,400
Interest paid	$109,472	$252,305

Supplemental disclosure of noncash financing and investing activities:

Issuance of common stock for financing costs	$56,000	$560,346
Issuance of common stock for services	$1,374,000	$1,183,327
Issuance of warrants for services	$3,761	$2,033,887
Issuance of options for services	$647,961	$-
Issuance of common stock for conversion of notes payable and accrued interest	$408,880	$3,864,158
Issuance of common stock for conversion of related party advances from officers, accrued interest and deferred officer compensation	$-	$983,183

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of August 31, 2012, had an accumulated deficit of $45,015,115. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue and Accounts Receivable – For the year ended August 31, 2012, revenue from one of the Company’s customers amounted to $689,170 or 73% of total net revenue. Accounts receivable from this customer amounted to $214,643 or 96% of total accounts receivable at August 31, 2012.

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

Net losses on firm purchase commitments for inventory are recognized in accordance with FASB ASC 330 – Inventory, whereby losses arising from firm, uncancelable and unhedged commitments for the future purchase of inventory items are recognized in the current period. For the year ended August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. As of August 31, 2012 and 2011, the liability from inventory purchase commitments amounted to $48,054 and $685,500, respectively.

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

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not yet been recognized. As of August 31, 2012, deferred revenue amounted to $16,539 and consisted of prepaid service revenue from subscribers.

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

Device Sales Revenue – Revenue from the sales of PocketFinder® products is recognized upon shipment to website customers and upon delivery to distributors net of an allowance for estimated returns. The allowance for sales returns is estimated based on management’s judgment using historical experience and expectation of future conditions.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Service Revenue – Service revenue consists of monthly service fees initiated by the customer upon activation of a PocketFinder® device. Services fees are billed and collected in advance of the service provided for that month. Service revenue is recognized upon billing the customer.

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

8.            COMMITMENTS AND CONTINGENCIES

Inventory Purchase Commitments

On July 20, 2011, the Company initiated a purchase order to manufacture the first 10,000 PocketFinder® devices. As of August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. The liability from inventory purchase commitments is relieved as the related inventory is sold. As of August 31, 2012, the balance of the liability from inventory purchase commitments amounted to $48,054.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2012

13.          RESTATEMENT

The Company’s consolidated financial statements for the year ended August 31, 2012, were amended to restate revenue and cost of revenue for PocketFinder® devices sold to our main distributor due to an accounting error and change in accounting policy.  We originally reported device sales revenue from the sales of PocketFinder® products upon delivery to distributors. Reductions to revenue for product held at distributors were recognized as deferred revenue until product was “sold through” to retailers. We reevaluated the factors that we used to determine revenue recognition for devices sold to our main distributor and concluded that it was appropriate to restate revenue and cost of revenue for year ended August 31, 2012. Other related accounts affected include allowance for sales returns, deferred revenue, inventory purchase commitment, device revenue and cost of revenue.

	As Reported	Difference	As Restated
Consolidated Balance Sheet
Accounts receivable, net	$222,616	$(34,343)	$188,273
Total current assets	2,769,051	(34,343)	2,734,708
Total assets	5,521,641	(34,343)	5,487,298
Deferred revenue	401,941	(385,402)	16,539
Inventory purchase commitment	430,700	(382,646)	48,054
Total liabilities	6,183,207	(768,048)	5,415,159
Accumulated deficit	(45,748,820)	733,705	(45,015,115)
Total stockholders’ equity (deficit)	(661,566)	733,705	72,139
Total liabilities and stockholder’s equity (deficit)	5,521,641	(34,343)	5,487,298

Consolidated Statement of Operations
Net revenue - devices	483,966	351,059	835,025
Total net revenue	597,051	351,059	948,110
Cost of revenue - other	1,752,981	(382,646)	1,370,335
Total cost of revenue	2,486,709	(382,646)	2,104,063
Gross loss	(1,889,658)	(733,705)	(1,155,953)
Net loss	(8,697,190)	(733,705)	(7,963,485)

Consolidated Statement of Cash Flows
Net loss	(8,697,190)	(733,705)	(7,963,485)
Recognition of loss on inventory purchase commitment	(254,800)	(382,646)	(637,446)
Change in accounts receivable	(222,616)	(34,343)	(188,273)
Change in deferred revenue	401,941	(385,402)	16,539

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).
10.20	Securities Purchase Agreement between the Company and JMJ Financial dated May 1, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).
10.21	Warrant Agreement between the Company and JMJ Financial dated May 1, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).
10.22	Extension Agreement between the Company and Robert Ribciuc dated June 27, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).
10.23	Promissory Note Agreement between the Company and Greggory Haugen dated September 10, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).
10.24	Promissory Note Agreement between the Company and David Meyers dated November 1, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).
10.25	Promissory Note Agreement between the Company and Charles Smith dated November 1, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).
10.26
Fourth Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated November 19, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).

10.27	Amendment to “Warrant W” Agreement and “Warrant V” Agreement dated November 28, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).
10.28	Securities Purchase Agreement between the Company and Bridge Loans, LLC dated November 28, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).
10.29
Secured Convertible Promissory Note between the Company and Bridge Loans, LLC dated November 28, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).

10.30	Security Agreement between the Company and Jess Turner III, Esq. dated November 28, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).
10.31
Collateral Supplemental Agreement between the Company and Bridge Loans, LLC dated November 28, 2012. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 29, 2012).

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

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

January 17, 2013	By:	/s/ David M. Morse
David M. Morse,
Co-President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

January 17, 2013	/s/ David M. Morse
David M. Morse,
Co-President, Chief Executive Officer and Director
(Principal Executive Officer)

January 17, 2013	/s/ Desiree Mejia
Desiree Mejia,
Chief Operating Officer and Director
(Principal Financial and Principal Accounting Officer)

January 17, 2013	/s/ Joseph Scalisi
Joseph Scalisi,
Co-President, Chief Technology Officer and Director

January 17, 2013	/s/ Greggory S. Haugen
Greggory S. Haugen
Director

January 17, 2013	/s/ David L. Meyers
David L. Meyers
Director

January 17, 2013	/s/ Charles H. Smith
Charles H. Smith
Director

January 17, 2013	/s/ Ronald Warner
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