Form 10-Q
period 2012-11-30
Location Based Technologies, Inc.
filed 2013-01-18
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended November 30, 2012

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

As of January 14, 2012, there were 202,461,691 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
November 30, 2012 and August 31, 2012
(Unaudited)

	November 30, 2012	August 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$130,435	$376,554
Accounts receivable, net	91,799	188,273
Inventory, net - current	1,877,748	1,982,966
Prepaid expenses and other assets	138,245	127,581
Deferred financing costs	96,868	59,334

Total current assets	2,335,095	2,734,708

Property and equipment, net of accumulated depreciation	234,134	123,982

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	775,900	1,248,608
Inventory - noncurrent	1,350,000	1,350,000
Deposits	30,000	30,000

Total other assets	2,155,900	2,628,608

TOTAL ASSETS	$4,725,129	$5,487,298

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,595,256	$1,304,648
Deferred compensation	1,092,408	998,458
Deferred revenue	11,376	16,539
Line of credit and accrued interest	1,008,583	1,005,597
Convertible notes payable and accrued interest, net of unamortized beneficial conversion feature	1,969,451	2,041,863
Related party notes payable and accrued interest, net of unamortized beneficial conversion feature	530,356	-
Derivative liabilities	1,144,647	-

Total current liabilities	7,352,077	5,367,105

TOTAL LIABILITIES	7,352,077	5,367,105

Commitments and contingencies	-	48,054

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding		-
Common stock, $0.001 par value; 300,000,000 shares authorized; 201,899,622 and 197,861,157 shares issued and outstanding at November 30, 2012 and August 31, 2012, respectively	139,499	135,461
Additional paid-in capital	46,178,547	45,226,793
Prepaid services paid in common stock	(504,375)	(275,000)
Accumulated deficit	(48,440,466)	(45,015,115)
Accumulated other comprehensive income (loss)	(153)	-

Total stockholders' equity (deficit)	(2,626,948)	72,139

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,725,129	$5,487,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30, 2012 and 2011
(Unaudited)

	For the three months ended
	November 30, 2012	November 30, 2011

Net revenue
Devices	$127,856	$41,891
Services	80,699	2,225

Total net revenue	208,555	44,116

Cost of revenue
Devices	105,287	37,454
Services	104,967	42,261
Other	98,786	175,012

Total cost of revenue	309,040	254,727

Gross loss	(100,485)	(210,611)

Operating expenses
General and administrative	607,360	448,514
Officer compensation	229,670	135,000
Professional fees	404,928	764,747
Rent	19,527	19,203
Research and development	42,364	356,299
Salaries and wages	150,720	-
Loss on asset impairment	455,916	-

Total operating expenses	1,910,485	1,723,763

Net operating loss	(2,010,970)	(1,934,374)

Other income (expense)
Financing costs	(81,000)	(15,970)
Amortization of beneficial conversion feature	(61,233)	-
Amortization of deferred financing costs	(81,966)	(2,501)
Loss on change in fair value of derivative liabilities	(1,144,647)	-
Interest income (expense), net	(44,872)	(17,109)
Foreign currency gain (loss), net	(16)	21

Total other income (expense)	(1,413,734)	(35,559)

Net loss before income taxes	(3,424,704)	(1,969,933)

Provision for income taxes	800	800

Net Loss	$(3,425,504)	$(1,970,733)

Basic - Earnings (loss) per share	$(0.02)	$(0.01)

Basic - Weighted Average Number of Shares Outstanding	199,734,700	191,570,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
For the three months ended November 30, 2012 and 2011
(Unaudited)

	For the three months ended
	November 30, 2012	November 30, 2011

Net Loss	$(3,425,504)	$(1,970,733)

Other comprehensive loss:
Foreign currency translation adjustment	(153)	-

Comprehensive income (loss)	$(3,425,657)	$(1,970,733)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2012 and 2011
(Unaudited)

	For the three months ended
	November 30,	November 30,
	2012	2011

Cash Flows from Operating Activities
Net loss	$(3,425,504)	$(1,970,733)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liabilities	1,144,647	-
Loss on asset impairment	455,916	-
Provision for doubtful accounts and sales returns	(15,875)
Depreciation and amortization	26,640	47,610
Amortization of beneficial conversion feature	61,233	-
Amortization of prepaid services paid-in common stock	153,125	220,001
Amortization of deferred financing costs	81,966
Common stock issued for services	49,500	-
Warrants issued for services	99,873	-
Stock based compensation	81,855	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	112,349	(431,165)
(Increase) decrease in inventory	57,164	(5,015,603)
(Increase) decrease in prepaid expenses and other assets	(10,664)	1,417,352
(Increase) decrease in deposits	-	2,748,430
Increase (decrease) in accounts payable and accrued expenses	290,608	129,107
Increase (decrease) in accrued officer compensation	93,950	(3,683)
Increase (decrease) in deferred revenue	(5,163)	390,180
Increase (decrease) in accrued interest	28,261	405

Net cash used in operating activities	(720,119)	(2,468,099)

Cash Flows from Investing Activities
Purchase of property and equipment	(120,000)	(216,511)
Additions to patents and trademarks	-	(5,375)

Net cash used in investing activities	(120,000)	(221,886)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	-	(9,423)
Payments for deferred financing costs	(6,000)	-
Proceeds from convertible notes payable	250,000	-
Proceeds from related party convertible notes payable	350,000	-
Net cash provided by (used in) financing activities	594,000	(9,423)

Net decrease in cash and cash equivalents	(246,119)	(2,699,408)

Cash and cash equivalents, beginning of period	376,554	3,619,576

Cash and cash equivalents, end of period	$130,435	$920,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2012, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2012, included in the Company’s report on Form 10-K/A.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of November 30, 2012, had an accumulated deficit of $48,440,466. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at November 30, 2012 and August 31, 2012 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the three months ended November 30, 2012, revenue from two of the Company’s largest customers amounted to $43,011 or 21% of total net revenue. Accounts receivable from these customers amounted to $100,957 or 94% of total accounts receivable at November 30, 2012. For the three months ended November 30, 2011, revenue from one of the Company’s customers amounted for $39,941 or 90.5% of total net revenue. Accounts receivable from this customer amounted to $430,121 or 99.8% of total accounts receivable as of November 30, 2011.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of November 30, 2012 and August 31, 2012 the allowance for doubtful accounts amounted to $304,597 and is related to the LoadRack project.

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of November 30, 2012 and August 31, 2012 the allowance for sales returns amounted to $15,875 and $34,343, respectively.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lower-of-cost-or-market ("LCM") adjustment against gross inventory values. The Company recorded an inventory valuation reserve for LCM inventory adjustments amounting to $58,473 during the three months ended November 30, 2012 related to the liability from inventory purchase commitments. The Company has not recorded an allowance for obsolescence as there are no issues with obsolescence as of November 30, 2012. In addition, a portion of the inventory totaling $1,350,000 is classified as a noncurrent asset at November 30, 2012 (see Note 2).

Net losses on firm purchase commitments for inventory are recognized in accordance with FASB ASC 330 – Inventory, whereby losses arising from firm, uncancelable and unhedged commitments for the future purchase of inventory items are recognized in the current period. During the year ended August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. As of November 30, 2012 and August 31, 2012, the liability from inventory purchase commitments amounted to $0 and $48,054, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the three months ended November 30, 2012, the Company recorded an impairment of certain patents amounting to $455,916.

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of November 30, 2012 and August 31, 2012, the Company capitalized $753,715 for patent related expenditures. As of November 30, 2012 and August 31, 2012, the Company capitalized $59,470 for trademark related expenditures.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $16,792 and $7,613 for the three months ended November 30, 2012 and 2011, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not yet been recognized. As of November 30, 2012 and August 31, 2012, deferred revenue amounted to $11,376 and $16,539, respectively, and consisted of prepaid service revenue from subscribers.

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

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 – Derivatives and Hedging, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 – Contracts in Entity’s Own Equity. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Gain (Loss) on Change in Fair Value of Derivative Liability” in other income (expense).

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

In the last quarter of fiscal 2012, the Company changed its accounting policy regarding revenue recognition. Previously, the Company made reductions to revenue for product held at distributors that were accounted for as deferred revenue until product was “sold through” to retailers. The Company is no longer deferring revenue recognition until the product is “sold through” to retailers.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in cost of sales.

 Advertising Costs
Advertising costs are expensed as incurred. For the three months ended November 30, 2012 and 2011, the Company incurred $268,025 and $39,705 of advertising costs, respectively.

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development. For the three months ended November 30, 2012 and 2011, the Company incurred $42,364 and $356,299 of research and development costs, respectively.

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

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The fair value of stock options granted is amortized on a straight-line basis over the vesting periods. For the three months ended November 30, 2012 and 2011, stock-based compensation expense associated with stock options totaled $81,855 and $0, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum California state income tax in its provision for income taxes for the three months ended November 30, 2012 and 2011.

Foreign Currency Translation

The Company accounts for foreign currency translation of its wholly owned subsidiary, Location Based Technologies, Ltd., pursuant to FASB ASC 830 – Foreign Currency Matters. The functional currency of Location Based Technologies, Ltd. is the British Pound Sterling. All assets and liabilities of Location Based Technologies, Ltd. are translated into United States Dollars using the current exchange rate at the end of each period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Certain transactions of the Location Based Technologies, Ltd. are denominated in United States dollars. The related translation adjustments are reported as a separate component of shareholders’ equity under the heading “Accumulated Other Comprehensive Income (Loss)”. Transaction gains or losses related to such transactions are recognized for each reporting period in the related consolidated statements of operations.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

2.             INVENTORY

Inventory at November 30, 2012 and August 31, 2012 consisted of the following:

	November 30, 2012	August 31, 2012
Current:
Packaging supplies	$-	$7,859
Device components	452,127	452,298
Finished goods	1,484,094	1,522,809
Inventory valuation reserve	(58,473)	-
Inventories, current	$1,877,748	$1,982,966

Noncurrent:
Device components	$1,200,000	$1,200,000
Finished goods	150,000	150,000
Inventories, noncurrent	$1,350,000	$1,350,000

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components and finished goods within the next year. Inventories totaling $1,350,000 which may not be realized within a 12-month period have been reclassified as long-term as of November 30, 2012 and August 31, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

3.             PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2012 and August 31, 2012 consisted of the following:

	November 30, 2012	August 31, 2012
Machinery and equipment	$175,965	$55,965
Computer software (mobile apps)	83,999	83,999
Computer software (internal)	51,263	51,263
Computer and video equipment	17,632	17,632
Office furniture	24,526	24,526
	353,385	233,385
Less: accumulated depreciation and impairment adjustment	(119,251)	(109,403)
Total property and equipment	$234,134	$123,982

Depreciation expense for the three months ended November 30, 2012 and 2011 amounted to $9,848 and $39,997, respectively.

4.             RELATED PARTY TRANSACTIONS

Services Provided

A relative of the Chief Operating Officer provides bookkeeping and accounting services to the Company for $3,000 per month. During the three months ended November 30, 2012 and 2011, bookkeeping and accounting fees for this related party totaled $9,000 and $7,500, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

4.             RELATED PARTY TRANSACTIONS (Continued)

Services Provided (Continued)

On March 30, 2011, the Company entered into an Employment Letter of Intent (“LOI”) with a relative of the Company’s CEO and President, to act as Vice President of Customer Service. Under the terms of the LOI, the related party is paid compensation of $10,000 per month and 250,000 shares of the Company’s common stock as a signing bonus. The common stock was valued at $42,500 on the award date. On March 15, 2012, the Company entered into an Executive Employment Agreement with the related party.  Under the terms of Executive Employment Agreement, the related party is paid compensation of $12,500 per month plus sales commissions and is entitled to earn up to 1,500,000 stock options that vest upon achieving certain milestones. During the three months ended November 30, 2012, total cash compensation under these related party agreements totaled $37,787. In addition, there were 50,000 stock options valued at $11,475 that vested during the three months ended November 30, 2012.

West Coast Customs

In July 2012, an officer of the Company entered into a Subscription Agreement with West Coast Customs ("WCC") to acquire an approximate 1.5% ownership of WCC.  The Company and WCC are under a Manufacturing and Trademark License Agreement for co-branding of the PocketFinder® products.

5.             CONVERTIBLE NOTES PAYABLE

$25,000 Promissory Note

On June 28, 2011, the Company entered into a promissory note agreement for $25,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by June 27, 2012. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.25 per share. On December 18, 2012, the promissory note agreement was extended for an additional six months and is due on June 27, 2013.

As of November 30, 2012, the note payable balance and accrued interest totaled $25,000 and $3,548, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

5.             CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing

On March 16, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $555,000 consisting of $500,000 of principal and $55,000 of prepaid interest, and “V warrants” to purchase 869,565 shares of the Company’s common stock. Under the terms of the Note, $555,000 of principal and interest shall be repaid by September 16, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 869,565 shares of common stock at $0.23 per share. The warrants expire on March 16, 2017. Under the terms of the SPA, $200,000 was allocated for the purchase of the warrants and the remaining $300,000 was allocated for the Note. As of November 30, 2012, the note payable balance and accrued interest totaled $555,000 and $66,600, respectively.

On September 16, 2012, the Company did not extend the due date of the $555,000 Promissory Note Agreement with JMJ Financial. As such, the Company is in default in the payment of the principal and unpaid accrued interest and the note holder is able to convert unpaid principal and accrued interest into shares of the Company’s common stock.

In accordance with ASC 815 – Derivatives and Hedging, the Company determined that the conversion feature of the Note met the criteria of an embedded derivative, and therefore the conversion feature of this Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the default date when the Note became convertible using the Black-Scholes model. As such, on the default date, the Company recorded the conversion options as a liability and recorded a loss in the value of the derivative liability of $196,103. For the three months ended November 30, 2012, the Company recorded a loss for the change in fair value of the derivative liability in the amount of $392,137 due to the fluctuation in the current market prices.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

5.             CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing (Continued)

On April 18, 2012, the Company entered into a Promissory Note Agreement (“Note”) for $620,000 consisting of $560,000 of principal and $60,000 of prepaid interest. Under the terms of the Note, $620,000 of principal and interest shall be repaid by July 18, 2012. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. As of November 30, 2012, $310,000 of the principal balance was repaid and the remaining $310,000 principal balance and $18,600 of accrued interest was converted into 1,488,465 shares of the Company’s common stock. As of November 30, 2012, there was no note payable balance or accrued interest owed.

On May 1, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $550,000 consisting of $500,000 of principal and $50,000 of prepaid interest, and “W warrants” to purchase 1,086,957 shares of the Company’s common stock. Under the terms of the Note, $550,000 of principal and interest shall be repaid by November 1, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 1,086,957 shares of common stock at $0.23 per share. The warrants expire on May 1, 2017. Under the terms of the SPA, $250,000 was allocated for the purchase of the warrants and the remaining $250,000 was allocated for the Note. As of November 30, 2012, the note payable balance and accrued interest totaled $550,000 and $66,000, respectively.

On November 1, 2012, the Company did not extend the due date of the $550,000 promissory note agreement with JMJ Financial. As such, the Company is in default in the payment of the principal and unpaid accrued interest and the note holder is able to convert unpaid principal and accrued interest into shares of the Company’s common stock.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

5.            CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing (Continued)

In accordance with ASC 815 – Derivatives and Hedging, the Company determined that the conversion feature of the Note met the criteria of an embedded derivative, and therefore the conversion feature of this Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the default date when the Note became convertible using the Black-Scholes model. As such, on the default date, the Company recorded the conversion options as a liability and recorded a loss in the value of the derivative liability of $381,564. For the three months ended November 30, 2012, the Company recorded a loss for the change in fair value of the derivative liability in the amount of $194,684 due to the fluctuation in the current market prices.

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

The conversion rate of $0.30 per share was below the market value of $0.42 per share resulting in a beneficial conversion feature in the amount of $120,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $29,918 for the three months ended November 30, 2012.

As of November 30, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $231,288 and $12,822, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

5.             CONVERTIBLE NOTES PAYABLE (Continued)

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

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $18,333, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $4,571 for the three months ended November 30, 2012.

As of November 30, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $38,950 and $1,986, respectively.

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

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $9,167, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $2,285 for the three months ended November 30, 2012.

As of November 30, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $19,475 and $993, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

5.             CONVERTIBLE NOTES PAYABLE (Continued)

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

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $10,083, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $2,514 for the three months ended November 30, 2012.

As of November 30, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $21,422 and $1,093, respectively.

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

The conversion rate of $0.30 per share was below the market value of $0.40 per share resulting in a beneficial conversion feature in the amount of $16,667, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $4,155 for the three months ended November 30, 2012.

As of November 30, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $39,772 and $1,932, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

5.             CONVERTIBLE NOTES PAYABLE (Continued)

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

The conversion rate of $0.30 per share was below the market value of $0.40 per share resulting in a beneficial conversion feature in the amount of $33,333, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $8,311 for the three months ended November 30, 2012.

As of November 30, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $79,543 and $3,863, respectively.

$1,000,000 Secured Convertible Promissory Note

On November 28, 2012, the Company entered into a Securities Purchase Agreement and related Secured Convertible Promissory Note (“Note”) for up to $1,000,000. Under the terms of the Note, the principal and unpaid interest shall be repaid by April 13, 2013. The note bears interest at 8% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. The Note is secured by a collateralized security interest granted in a patent owned by the Company. As of November 30, 2012, the Company received $250,000 of the $1,000,000 Note. The remaining $750,000 was received as of December 26, 2012.

As of November 30, 2012, the note payable balance and accrued interest totaled $250,000 and $164, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

6.             CONVERTIBLE NOTES PAYABLE – RELATED PARTY

$400,000 Unsecured Convertible Promissory Note

On September 10, 2012, the Company entered into an unsecured convertible promissory note agreement with a board member for $400,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by September 10, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the Company issued 400,000 shares of common stock valued at $88,000 on the award date

The conversion rate of $0.20 per share was below the market value of $0.22 per share resulting in a beneficial conversion feature in the amount of $40,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this beneficial conversion feature amounted to $9,479 for the three months ended November 30, 2012.

As of November 30, 2012, the note payable balance, net of the unamortized beneficial conversion feature, and accrued interest totaled $369,589 and $9,534, respectively.

$100,000 Unsecured Convertible Promissory Note

On November 1, 2012, the Company entered into an unsecured convertible promissory note agreement with a board member for $100,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 1, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the Company agreed to issue 100,000 shares of common stock valued at $17,000 on the award date.

As of November 30, 2012, the note payable balance and accrued interest totaled $100,000 and $822, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

6.             CONVERTIBLE NOTES PAYABLE – RELATED PARTY (Continued)

$50,000 Unsecured Convertible Promissory Note

On November 1, 2012, the Company entered into an unsecured convertible promissory note agreement with a board member for $50,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 1, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the Company agreed to issue 50,000 shares of common stock valued at $8,500 on the award date.

As of November 30, 2012, the note payable balance and accrued interest totaled $50,000 and $411, respectively.

7.           LINE OF CREDIT

On January 5, 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank for a $1,000,000 non-formula line of credit. The principal amount outstanding under the credit line accrues interest at a floating per annum rate equal to the greater of (i) the Prime Rate, plus 2.5% or (ii) 6.5% and is to be paid monthly. The principal is due at maturity on October 5, 2013. The Company must maintain certain financial covenants under the Loan Agreement. The personal guarantor for the credit line is a director and stockholder of the Company.

In accordance with the Loan Agreement, Silicon Valley Bank earned a success fee equal to 6% warrant coverage of the credit line or $60,000 divided by a $0.20 share price upon the Company successfully raising new capital or equity in excess of $2,000,000.  The warrant is valid for five years from the time of issuance (see Note 10).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

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

As of November 30, 2012, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $8,583, respectively. As of August 31, 2012, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $5,597, respectively.

8.             COMMITMENTS AND CONTINGENCIES

Inventory Purchase Commitments

On July 20, 2011, the Company initiated a purchase order to manufacture the first 10,000 PocketFinder® devices. As of August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. The liability from inventory purchase commitments is relieved as the related inventory is purchased. As of November 30, 2012 and August 31, 2012, the balance of the liability from inventory purchase commitments amounted to $0 and $48,054, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

8.             COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term.  The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for the three months ended November 30, 2012 and 2011 totaled $19,527 and $19,203, respectively.

As of November 30, 2012, the future minimum lease payments are as follows:

For the Years Ending:

November 30, 2013	$79,780
November 30, 2014	83,663
November 30, 2015	50,351

Total	$213,794

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

9.             EQUITY

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

9.             EQUITY (Continued)

Common Stock (Continued)

In April 2012, the Company issued 200,000 shares of common stock in connection with a note payable issuance. The shares were valued at $56,000, which represents the fair market value of the note payable issuance costs on the award date.

In May 2012, the Company issued 24,359 shares of common stock in connection with a cashless exercise of 50,000 “Series T” warrants at an exercise price of $0.20 per share (see Note 10).

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

In June 2012, the Company issued 27,391 shares of common stock in connection with a cashless exercise of 60,000 “Series T” warrants at an exercise price of $0.20 per share (see Note 10).

In July 2012, the Company issued 350,000 shares of common stock for the partial conversion of a promissory note amounting to $77,476. The promissory note was converted on the basis of $0.22 per share (see Note 5).

In August 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

9.             EQUITY (Continued)

Common Stock (Continued)

In August 2012, the Company issued 250,000 shares of common stock for the partial conversion of a promissory note amounting to $42,560. The promissory note was converted on the basis of $0.17 per share (see Note 5).

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

In September 2012, the Company issued 750,000 shares of common stock to a consultant for business development services valued at $172,500 on the award date.

In September 2012, the Company issued 360,000 shares of common stock for the partial conversion of a promissory note amounting to $57,773 (see Note 5).

In September 2012, the Company issued 500,000 shares of common stock for the partial conversion of a promissory note amounting to $65,320 (see Note 5).

In October 2012, the Company issued 628,465 shares of common stock for the partial conversion of a promissory note and accrued interest amounting to $85,471 (see Note 5).

In November 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development services valued at $210,000 on the award date.

In November 2012, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $42,000, which represents the fair market value of the services provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

9.             EQUITY (Continued)

Common Stock (Continued)

In November 2012, the Company issued 50,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the services provided on the award date.

In November 2012, the Company issued 550,000 shares of common stock in connection with three note payable issuances. The shares were valued at $113,500, which represents the fair market value of the note payable issuance costs on the award date (see Note 5).

Prepaid Services Paid In Common Stock

In August 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date to be amortized from August 1, 2012 to August 1, 2013. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $200,000 at November 30, 2012.

In September 2012, the Company issued 750,000 shares of common stock to a consultant for business development and sales representative services valued at $172,500 on the award date to be amortized from September 1, 2012 to September 1, 2013. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $129,375 at November 30, 2012.

In November 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $210,000 on the award date to be amortized from October 29, 2012 to April 28, 2013. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $175,000 at November 30, 2012.

Warrants

Warrants to purchase up to 8,926,715 shares of the Company’s common stock are outstanding at November 30, 2012 (see Note 10).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

9.             EQUITY (Continued)

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

There were 18,500,000 incentive stock options granted under the 2007 Plan as of November 30, 2012 (see Note 10.)

10.           STOCK OPTIONS AND WARRANTS

Stock Options

On August 30, 2007, the Company granted options outside of the 2007 Plan to three of the Company’s officers to purchase 6,000,000 common shares each for a total of 18,000,000 common shares at $0.33 per share in accordance with Stock Option Agreements. Options to purchase shares are vested upon the Company achieving a certain number of customers. All options vest upon a change of control of the Company. The options expire 10 years from the vested date. As of August 31, 2012, there were no options that were vested and presently exercisable.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

10.           STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

On January 12, 2012, the Company granted options under the 2007 Plan to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share in accordance with the Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreements. All options vest upon a change of control of the Company. The options expire on January 12, 2017. As of November 30, 2012, there were 1,500,000 options that were vested and presently exercisable. The fair value of such vested options using the Black-Scholes option pricing model amounted to $404,121. No options were exercised as of November 30, 2012.

On March 15, 2012, the Company granted options under the 2007 Plan to two officers of the Company to purchase 2,000,000 common shares at $0.31 per share in accordance with Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreement. All options vest upon a change of control of the Company. The options expire on March 15, 2017. As of November 30, 2012, there were 300,000 options that were vested and presently exercisable. The fair value of such vested options using the Black-Scholes option pricing model amounted to $68,849. No options were exercised as of November 30, 2012.

On March 15, 2012, the Company granted options under the 2007 Plan to two employees to purchase 4,500,000 common shares at $0.31 per share in accordance with Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreement. All options vest upon a change of control of the Company. The options expire on March 15, 2017. As of November 30, 2012, there were 862,500 options that were vested and presently exercisable. The fair value of such vested options using the Black-Scholes option pricing model amounted to $197,941. No options were exercised as of November 30, 2012.

Warrants

In June 2008, the Company issued “Series C” warrants to certain technology and legal consultants to purchase a total of 180,000 common shares at $2.00 per share, in exchange for consulting and advisory services related to developing the PocketFinder®. The fair value of the warrants using the Black-Scholes option pricing model amounted to $353,447. In July 2011, two “Series R” warrants to purchase a total of 60,000 common shares were cancelled. No warrants were exercised as of November 30, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

10.          STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On December 16, 2009, the Company agreed to issue “Series R” warrants to certain consultants to purchase 240,000 common shares at $0.68 per share in exchange for consulting services related to technology and product development and legal advisory services. The warrants expire on December 16, 2014. The fair value of the warrants using the Black-Scholes option pricing model amounted to $152,801. In August 2011, a “Series R” warrant to purchase 25,000 common shares was cancelled. No warrants were exercised as of November 30, 2012.

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan personal guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $926,900. No warrants were exercised as of November 30, 2012.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $128,736. No warrants were exercised as of November 30, 2012.

On July 29, 2011, the Company issued "Series T" warrants to purchase 1,787,500 common shares at $0.20 per share to placement agents in connection with the private placement. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $837,664. There were 110,000 warrants exercised as of November 30, 2012.

On August 31, 2011, the Company issued “Series U” warrants to Silicon Valley Bank to purchase 300,000 common shares at $0.20 per share in connection with the private placement success fee. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $140,587. No warrants were exercised as of November 30, 2012.

On March 1, 2012, the Company issued “Series X” warrants to a consultant to purchase 57,693 common shares at $0.26 per share for marketing and promotional services provided to the Company. The warrants expire on March 1, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $3,761. No warrants were exercised as of November 30, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

10.          STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On March 16, 2012, the Company issued “Series V” warrants to JMJ Financial to purchase 869,565 common shares at $0.23 per share for cash proceeds of $200,000 under a Stock Purchase Agreement. The warrants expire on March 16, 2017. No warrants were exercised as of November 30, 2012.

On May 1, 2012, the Company issued “Series W” warrants to JMJ Financial to purchase 1,086,957 common shares at $0.23 per share for cash proceeds of $250,000 under a Stock Purchase Agreement. The warrants expire on May 1, 2017. No warrants were exercised as of November 30, 2012.

On October 15, 2012, the Company issued a “Series Y” warrant to purchase 500,000 common shares at $0.20 per share to a consultant in exchange for accounting advisory services provided to the Company. The warrant expires on October 15, 2017. The fair value of the warrants using the Black-Scholes option pricing model amounted to $99,873.
No warrants were exercised as of November 30, 2012.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

11.           PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of November 30, 2012 and August 31, 2012 are as follows:
	November 30, 2012	August 31, 2012
Net operating loss carry forward and deductible temporary differences	$15,360,000	$14,762,000
Valuation allowance	(15,360,000)	(14,762,000)

Net deferred tax asset	$-	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:
	November 30, 2012	August 31, 2012
Federal tax at statutory rate	34.00%	34.00%
State income tax net of federal benefit	5.83%	5.83%
Valuation allowance	(39.83%)	(39.83%)

	-	-

The Company’s valuation allowance increased by $598,000 for the three months ended November 30, 2012.

As of November 30, 2012 and August 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $38,563,000 and $37,063,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of November 30, 2012 and August 31, 2012, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2008 and by state taxing authorities for tax years prior to 2007.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

12.           SUBSEQUENT EVENTS

On December 10, 2012, the Company entered into a Securities Purchase Agreement and related Secured Convertible Promissory Note (“Note”) for up to $1,000,000. Under the terms of the Note, the principal and unpaid interest shall be repaid by June 30, 2013. The note bears interest at 8% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.25 per share. The Note is secured by a collateralized security interest granted in a patent owned by the Company. As of January 18, 2013, the Company has not received any of the Note proceeds.

On December 14, 2012, the Company issued 500,000 shares of common stock to a consultant for finder’s fees valued at $150,000 on the award date.

On December 18, 2012, the Company issued 62,069 shares of common stock in connection with a cashless exercise of 200,000 “Series T” warrants at an exercise price of $0.20 per share.

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

In addition to the PocketFinder family of products, we also sell devices and services that are designed for business and governmental use.  These devices include the PF-886 and the LBT Solutions Vehicle.  The PF-886 functions similarly to the PocketFinder, but is much larger in size primarily due to its larger battery.  The PF-886 is designed to last for up to 5 months on a single charge and is ideal for asset and cargo tracking.  The LBT Solutions Vehicle comes with 2, 3 and 4 wire options, which provides additional features such as engine on/off monitoring and engine kill capability.  All of our commercial customers also have access to enhanced reporting features.  Commercial customers access their account and view their devices by visiting www.locationbasedtech.com or by downloading our native iPhone, iPad or Android Apps.

We have completed our first year of sales for our PocketFinder products in the Apple Stores in the U.S. and Canada.  We also continued sales through Apple Online for both the PocketFinder and the PocketFinder Vehicle.

We recently expanded the sales channel for our consumer products to include Crutchfield and Amazon.  PocketFinder Pet and Vehicle locators are also available to purchase from our website at www.pocketfinder.com.  Combined sales and activations are showing steady increases of approximately 15% month over month.  Advertising and general market awareness over the past calendar year include our PocketFinder products highlighted by Dr. Gadget on the radio and on ABC’s The View and Extra, NBC’s Today Show, and a month long focus on teen driving safety in partnership with NBCUniversal in Texas.  In addition, Jennifer Jolly presented our products in Chicago, Atlanta, and Los Angeles on CNN, CBS, WGN, WLS, Daily Motion, and ABC’s Money Matters.  Similarly, Steve Greenberg presented our products on NYC WPIX, NBC in Philadelphia, Washington DC, Miami, Seattle, Minnesota, and Denver, Chicago’s WGN, ABC in Dallas and on CBS in Houston.  We are significantly expanding our presence on the web through social media as well as in digital and print media.

Our Apple device sales are restricted to the United States and Canada yet our devices continue to draw international attention.  We currently have devices working in over 70 countries (37% of all countries in the world) and multiple requests for distribution opportunities from 64 countries around the world.  Associated with this kind of interest, we are working with a select few of these distributors and addressing the need for local wireless carrier involvement in order to be able to provide a reasonably priced monthly service fee, solid customer and technical support, and market reach.  In November 2012, we entered into an agreement with our first European distributor, EE (a partnership between Orange Telecom and Deutsche’s Telecom), which is the largest M2M telecommunications company in the United Kingdom.  We expect to have devices for sale in EE retail stores in the first calendar quarter of 2013.

Commercial growth has been a meaningful revenue contributor.  The company officially launched its Business Solutions Platform (www.locationbasedtech.com) in August of 2012 and through October of 2012 approximately 150 business customers are benefitting from our Business Solutions location services.  Our largest business customer is AT&T and they will use our devices to track their own equipment domestically.  The majority of our customers are small and mid-sized customers seeking high value pricing and simplified interfaces that minimize training time and requirements.  We are adding approximately 1.5 new business customers per day.  Orders for combined hardware sales of approximately $1.2M were received for delivery in the fourth quarter of calendar 2012.

Government and military organizations are also in various stages of testing our products. We anticipate the military could complete its testing by February of 2013.   Our relationship with The World Famous West Coast Customs (“WCC”) is moving forward as well.  We have entered into a co-branding relationship with WCC, and they will be selling a co-branded WCC PocketFinder and PocketFinder Vehicle through their distribution channels, which include Best Buy and www.bestbuy.com.  Additionally, our products will appear in several episodes the coming season of Inside West Coast Customs, and we are planning to have one episode devoted entirely to our PocketFinder Vehicle product. The show is scheduled to air in the beginning of 2013 and will reach an estimated 28.5M households.

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

In February 2012, ABIresearch released a report (“Personal Location Devices and Applications Market”) stating that GPS personal tracking devices and applications were forecasted to grow with a Compounded Annual Growth Rate (“CAGR”) of 40% with both markets breaking $1Billion in revenue in 2017.

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

Our Intellectual Property Investment.  We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover many aspects of the PocketFinder, its operating system and user interface.  We expanded and filed additional claims this fiscal year that cover new aspects of the PocketFinder People device, its operating system and user interface.  Our intellectual property portfolio includes 33 issued US patents, 12 pending US patents, 7 pending foreign patents, 6 PCT filings, 17 registered trademarks and 4 Madrid protocol trademark cases.

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

RESULTS OF OPERATIONS

For the three months ended November 30, 2012 as compared to the three months ended November 30, 2011.

Revenue.  For the three months ended November 30, 2012, we generated $208,555 of net revenue as compared to $44,116 of net revenue for the three months ended November 30, 2011.  Net revenue for the three months ended November 30, 2012, consisted of $127,856 from the sales of PocketFinder devices and $80,699 from monthly subscription service income.

Cost of Revenue.  For the three months ended November 30, 2012, cost of revenue totaled $309,040 resulting in a negative gross margin of $100,485 or 48% as compared to a negative gross margin of $210,611 for the three months ended November 30, 2011.  The negative gross margin was less favorable during the three months ended November 30, 2011, as we incurred labor cost overages and higher than anticipated bill of material components costs to accelerate our initial production run to meet our distributor delivery deadlines.  We anticipate that our unit cost will be significantly lower as component costs decrease and as our production volumes grow.

Operating Expenses.  For the three months ended November 30, 2012, our total operating expenses were $1,910,485 as compared to total operating expenses of $1,723,763 for the three months ended November 30, 2011.  Operating expenses increased by $186,722 or 11% in 2012 from 2011.  The increase in operating expenses is primarily attributed to the following fluctuations:

•
An $158,846 increase in general and administrative expenses to $607,360 for the three months ended November 30, 2012, as compared to $448,514 for the three months ended November 30, 2011.  The increase in general and administrative expenses in 2012 as compared to 2011 is primarily due to increased advertising and marketing fees to market our products and increased computer expenses related to our website and development of the PocketFinder apps;

•
A $94,670 increase in officer compensation to $229,670 for the three months ended November 30, 2012, as compared to $135,000 for the three months ended November 30, 2011, which was due to the addition of our Chief Marketing and Sales Officer and part-time Chief Financial Officer.  In addition, officer compensation related to the vesting of officer stock options amounted to $30,170 during the quarter ended November 30, 2012;

•
A $359,819 decrease in professional fees to $404,928 for the three months ended November 30, 2012, as compared to $764,747 for the three months ended November 30, 2011.  For the three months ended November 30, 2011, there were significant legal fees related to the Gemini Master Fund, Ltd. loan defaults and to prepare the filing of our registration statement on Form S-1, whereby there were no such fees incurred during the three months ended November 30, 2012;

•
A $313,935 decrease in research and development to $42,364 for the three months ended November 30, 2012, as compared to $356,299 for the three months ended November 30, 2011, as a result of entering the final R&D phase for our PF886 product;

•
An $150,720 increase in salaries and wages to $150,720 for the three months ended November 30, 2012, whereby there were no such expenses for the three months ended November 30, 2011 due to the transition of six persons from consultant to employee status.  In addition, compensation related to the vesting of employee stock options amounted to $51,685 during the quarter ended November 30, 2012; and

•
The recognition of an asset impairment on certain patents totaling $455,916 during the three months ended November 30, 2012; whereby, there was no such impairment recognized during the three months ended November 30, 2011.

Other Income/Expenses.  For the three months ended November 30, 2012, we reported net other expenses totaling $1,413,734 that mainly consisted of net interest expense, financing costs, amortization of beneficial conversion feature, deferred financing costs, and loss on the change in the fair value of derivative liabilities as compared to net other expenses totaling $35,559 for the three months ended November 30, 2011.  The $1,378,175 increase in other income and expenses is primarily due to the following:

•
A $65,030 increase in financing costs to $81,000 for the three months ended November 30, 2012, as compared to $15,970 for the three months ended November 30, 2011, primarily due to a $20,000 per month increase in the financing fee related to the personal guarantee for the line of credit;

•
A $61,233 increase in the amortization of beneficial conversion features on notes payable to $61,233 for the three months ended November 30, 2012, as there was no such amortization for the three months  ended November 30, 2011;

•
A $79,465 increase in the amortization of deferred financing costs to $81,966 for the three months ended November 30, 2012, as compared to $2,501 for the three months ended November 30, 2011 as there were several promissory notes with financing costs entered into 2012 to be amortized over the life of the related debt;

•
The recognition of a loss due to the change in fair value of derivative liabilities totaling $1,144,647 during the three months ended November 30, 2012; whereby, there was no such derivative liabilities during the three months ended November 30, 2011; and

•
A $27,763 increase in interest expense to $44,872 for the three months ended November 30, 2012, as compared to $17,109 for the three months ended November 30, 2011 as there were approximately $2.5 million in notes payable at November 30, 2012 as compared to $750,000 of note payables at November 30, 2011.

Net Loss.  For the three months ended November 30, 2012, we reported a net loss of $3,425,504 as compared to a net loss of $1,970,733 for the three months ended November 30, 2011, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $130,435 as of November 30, 2012, as compared to $376,554 as of November 30, 2011.

Accounts receivable, net of allowance for doubtful accounts, totaled $91,799 as of November 30, 2012 as compared to $188,273 as of August 31, 2012.  The majority of accounts receivable at November 30, 2012, consists of amounts due from Navarre/Apple and several other distributors and wholesalers.

Inventory totaled $3,227,748 as of November 30, 2012, as compared to $3,332,966 as of August 31, 2012 and consisted of $1,652,127 of device components, $1,634,094 of finished goods, net of a $58,473 inventory valuation reserve.  Inventories totaling $1,350,000 which may not be realized within a 12-month period have been classified as long-term as of November 30, 2012 and August 31, 2012.

Prepaid expenses and other assets including deferred financing costs totaled $138,245 as of November 30, 2012, as compared to $127,581 as of August 31, 2012 and consisted of prepaid advisor retainers, insurance, commissions, license fees, and prepaid manufacturing costs.

As of November 30, 2012, the total of our property and equipment, less accumulated depreciation, was a net value of $234,134 compared to the net value of $123,982 for our property and equipment, less accumulated depreciation, as of August 31, 2012.  The increase is due to machinery and equipment purchases during the three months ended November 30, 2012.

Other assets, consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of the security deposit for our office lease and amounted to $30,000 as of November 30, 2012 and August 31, 2012.  Patents and trademarks, net of amortization, amounted to $775,900 as of November 30, 2012, as compared to $1,248,608 as of August 31, 2012.  We periodically assess our patents and intellectual property for impairment and recorded a $445,916 impairment during the three months ended November 30, 2012.

Our total assets as of November 30, 2012, were $4,725,129 as compared to our total assets as of August 31, 2012, which were $5,487,298.  The decrease in our total assets between the two periods was primarily due to fluctuations as previously discussed.

As of November 30, 2012, our accounts payable and accrued expenses were $1,595,256 as compared to $1,304,648 as of August 31, 2012.

As of November 30, 2012, deferred compensation was $1,092,408 as compared to $998,458 as of August 31, 2012 and consisted of amounts due to officers and employees for back pay.

As of November 30, 2012, deferred revenue was $11,376 as compared to $16,539 as of August 31, 2012 and consisted of prepaid services fees from monthly subscribers.

Convertible notes payable, net of the $122,050 beneficial conversion feature, amounted to $1,810,450 as of November 30, 2012, as compared to $1,878,770, net of the $193,694 beneficial conversion feature, as of August 31, 2012.  The accrued interest on these convertible notes totaled $159,001 as of November 30, 2012, as compared to $163,093 as of August 31, 2012.  The $1,969,451 of convertible promissory notes outstanding as of November 30, 2012 are short term, to be repaid out of future operating cash flow.

Related party convertible notes payable, net of the $30,411 beneficial conversion feature, amounted to $519,589 as of November 30, 2012.  The accrued interest on these related party convertible notes totaled $10,767 as of November 30, 2012.  The $550,000 of related party convertible promissory notes outstanding as of November 30, 2012 are short term, to be repaid out of future operating cash flow.

Derivative liabilities consist of embedded derivatives related to two outstanding short term JMJ convertible promissory notes payable. The fair value of the derivatives at the inception date (note payable default date) and as of November 30, 2012, amounted to $399,410 and $1,144,647, respectively.

On January 5, 2011, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit originally expiring January 5, 2012.  On August 24, 2011, the Loan and Security Agreement was amended by a First Amendment to Loan and Security Agreement to waive existing and pending defaults on loan covenants.  On February 3, 2012, the Loan and Security Agreement was amended by a Second Amendment to Loan and Security Agreement to extend the maturity date to April 4, 2012 and to waive existing and pending defaults on loan covenants.  On April 17, 2012, the Loan and Security Agreement was amended by a Third Amendment to Loan and Security Agreement to extend the maturity date to October 5, 2012 and to waive existing and pending defaults on loan covenants.  On November 19, 2012, but effective as of October 5, 2012, the Loan and Security Agreement was amended by a Fourth Amendment to Loan and Security Agreement to extend the maturity date to October 5, 2013, to amend the interest rate and to waive existing and pending defaults on loan covenants.  All other terms and conditions remain unchanged.  Silicon Valley Bank maintains a security interest in all of our personal property.  The outstanding balance on our line of credit was $1,000,000 as of November 30, 2012 and August 31, 2012.  The related accrued interest totaled $8,583 and $5,597, as of November 30, 2012 and August 31, 2012, respectively.

Commitments as of November 30, 2012, amounted to $0 compared to $48,054 as of August 31, 2012, and consisted of the liability on losses from inventory purchase commitments recognized in August 2011.

On December 1, 2010, in anticipation of entering into the Loan and Security Agreement with Silicon Valley Bank and in connection with loans that he had made to us, we entered into a Financing Agreement with Greggory S. Haugen under which, among other things, Mr. Haugen agreed to personally guaranty our obligations under the Loan and Security Agreement with Silicon Valley Bank.  We are obligated to reimburse Mr. Haugen for any amounts, including interest, he pays under the guaranty.  To compensate Mr. Haugen for his guaranty, we issued a warrant to him to purchase 3,600,000 shares of our common stock at an exercise price of $0.20 per share and we agreed to pay him $5,000 per month for so long as he has any obligation under the guaranty or he has not been reimbursed by us for any amounts paid by him under the guaranty.  The $5,000 monthly fee is payable in cash or shares of our common stock at Mr. Haugen’s option.  Under the Financing Agreement, we initially granted Mr. Haugen board observation rights that subsequently resulted in the appointment as lead director on the board, certain registration rights, and the right to approve our use of funds drawn under the Loan and Security Agreement.  We also agreed to grant Mr. Haugen a security interest in all of our assets, junior only to the security interest of Silicon Valley Bank.  In the event of an “Actionable Violation,” which is defined to include, among other things, our failure to maintain certain minimum net income levels, our failure to maintain a specified minimum account balance, or our failure to make any payment required under the Financing Agreement or any other agreement between Mr. Haugen and us, Mr. Haugen may, among other things, market our assets (including our intellectual property) and require us to sell such assets (subject to the approval of Silicon Valley Bank) with the proceeds to be applied to all amounts then due to Silicon Valley Bank and thereafter to any amounts due by us to Mr. Haugen under the Financing Agreement or any other agreement or instrument.  In January 2011, we entered into the following agreements with Mr. Haugen: (i) a Security Agreement granting him a security interest in all of our assets to secure the reimbursement obligation under the Financing Agreement and every other debt, liability or obligation that we currently or at any time in the future owe to him and (ii) a related Intellectual Property Security Agreement granting him a security interest in all of our intellectual property.  On April 18, 2012, but effective as of January 6, 2012, we entered into a Second Amendment to Loan Guarantor Agreement to provide an additional monthly compensation fee of $20,000 per month to act as guarantor and to extend the term of the original Financing Agreement until July 6, 2012.  On August 30, 2012, we entered into a Third Amendment to Loan Guarantor Agreement to extend the terms of the original Financing Agreement and Second Amendment until January 6, 2013.  On November 19, 2012, but effective as of October 5th 2012, we entered into the Fourth Amendment to the Loan Guarantor to extend the terms of the original Financing Agreement and the Fourth Amendment until October 5, 2013.

CASH REQUIREMENTS

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail distribution.  Since our inception, we have generated significant losses.  As of November 30, 2012, we had an accumulated deficit of $48,440,466 and we expect to incur continual losses until sometime in calendar year 2013.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of November 30, 2012, we had $130,435 in cash and cash-equivalents.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and launch of the PocketFinder family of products.  We also expect to fund any additional inventory requirements and any necessary general overhead requirements.

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

On December 10, 2012, we initiated a financing with ECPC II Capital, LLC (“ECPC”) which could net us up to $1,000,000 in capital.  As of January 14, 2013, we have not received any investments from ECPC related to this financing and future capital distributions shall be made solely at ECPC’s discretion.  Due to the uncertain nature of any future funding from ECPC, we may need to raise debt or equity capital this coming quarter.  The sale of additional equity securities may result in additional dilution to our stockholders.  The sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned commercialization activities, which could adversely affect our financial conditions and operating results.

Product Research and Development

We plan to continue to develop new products and to continue making enhancements to our existing products. We also continue to upgrade our device software and End-User Interface.  Since October of 2012, there have been four firmware upgrades and we are currently using device firmware version 1.4.4. We are also evaluating a satellite-only GPS platform.

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

Off-Balance Sheet Arrangements

As of November 30, 2012, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2012, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 6, 2012, the Company filed a lawsuit against Justin Keener d/b/a JMJ Financial (“JMJ”) relating to a promissory note entered into between the Company and JMJ on March 16, 2012. The Company sought a declaratory judgment that the note – including all principal and interest purportedly owed thereunder – violates applicable usury laws and thus is unenforceable.  The Company also sought damages for alleged violations of Florida Statute 517.301.  Thereafter on December 6, 2012, JMJ filed a Complaint against the Company alleging breach of contract for two promissory notes entered into between JMJ and the Company, the first on March 16, 2012 and the second on May 1, 2012.

On December 14, 2012, the Company filed an Amended Complaint against JMJ relating to three promissory notes entered into between the Company and JMJ.  The first note was entered into on or around March 16, 2012 with a purported principal sum of $550,000. The second note was entered into on or around April 18th, 2012 with a purported principal sum of $620,000. The third note was entered into on or around May 1, 2012 with a purported principal sum of $550,000. The second note was paid off in full by the Company and the first and third notes are still outstanding.  The Company is seeking a declaratory judgment that all of the Notes violate applicable usury laws and therefore, the entire outstanding debt purportedly owed, including all principal and interest, is unenforceable.  The Company is also seeking to affirmatively recover compensatory damages for all moneys previously paid on the second note and all consequential damages arising from JMJ's prior conversions and short sales (and/or attempted short sales) of the Company’s stock. The Company is also seeking to invalidate all 1,956,522 warrants issued to JMJ pursuant to these transactions.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On December 14, 2012, the Company issued 500,000 shares of common stock to a consultant for finder’s fees valued at $150,000 on the award date.

On December 18, 2012, the Company issued 62,069 shares of common stock in connection with a cashless exercise of 200,000 “Series T” warrants at an exercise price of $0.20 per share.

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

LOCATION BASED TECHNOLOGIES, INC.

Dated: January 18, 2013	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

Dated: January 18, 2013	By:	/s/ Kenneth Eric Fronk
Kenneth Eric Fronk
Chief Financial Officer