Form 10-Q
period 2013-02-28
Location Based Technologies, Inc.
filed 2013-04-15
CIK 1383196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended February 28, 2013.

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

As of April 15, 2013, there were 207,011,690 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
February 28, 2013 and August 31, 2012
(Unaudited)

	February 28, 2013	August 31, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33,675	$376,554
Accounts receivable, net	497,336	188,273
Inventory, net - current	1,760,510	1,982,966
Prepaid expenses and other assets	98,334	127,581
Deferred financing costs	105,326	59,334

Total current assets	2,495,181	2,734,708

Property and equipment, net of accumulated depreciation	243,932	123,982

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	759,530	1,248,608
Inventory - noncurrent	1,350,000	1,350,000
Deposits	30,000	30,000

Total other assets	2,139,530	2,628,608

TOTAL ASSETS	$4,878,643	$5,487,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
February 28, 2013 and August 31, 2012
(Unaudited)

	February 28, 2013	August 31, 2012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,974,017	$1,304,648
Deferred compensation	1,123,808	998,458
Deferred revenue	9,288	16,539
Line of credit and accrued interest	1,006,611	1,005,597
Convertible notes payable and accrued interest, net of unamortized discount	2,844,474	2,041,863
Related party convertible notes payable and accrued interest, net of unamortized discount	717,343	-
Derivative liabilities	640,515	-
Inventory purchase commitment	-	48,054

Total current liabilities	8,316,056	5,415,159

TOTAL LIABILITIES	8,316,056	5,415,159

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized;203,811,690 and 197,861,157 shares issued and outstanding at February 28, 2013 and August 31, 2012, respectively	203,812	135,461
Additional paid-in capital	46,761,481	45,226,793
Prepaid services paid in common stock	(534,583)	(275,000)
Accumulated deficit	(49,867,871)	(45,015,115)
Accumulated other comprehensive income (loss)	(252)	-

Total stockholders' equity (deficit)	(3,437,413)	72,139

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,878,643	$5,487,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended February 28, 2013 and February 29, 2012
(Unaudited)

	For the three months ended		For the six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Net revenue
Devices	$489,276	$180,197	$617,132	$222,088
Services	101,881	10,411	182,580	12,636

Total net revenue	591,157	190,608	799,712	234,724

Cost of revenue
Devices	389,351	168,604	494,638	206,058
Services	101,547	70,203	206,514	112,464
Other	227,074	101,459	325,860	276,471

Total cost of revenue	717,972	340,266	1,027,012	594,993

Gross loss	(126,815)	(149,658)	(227,300)	(360,269)

Operating expenses
General and administrative	444,732	280,823	1,052,092	706,099
Officer compensation	206,098	587,621	435,768	775,859
Professional fees	452,053	520,375	856,981	1,249,122
Rent	19,202	19,202	38,729	38,405
Research and development	102,922	193,798	145,286	550,097
Salaries and wages	109,343	32,225	260,063	38,225
Loss on asset impairment	-	-	455,916	-

Total operating expenses	1,334,350	1,634,044	3,244,835	3,357,807

Net operating loss	(1,461,165)	(1,783,702)	(3,472,135)	(3,718,076)

Other income (expense)
Financing costs	(279,100)	(15,001)	(360,100)	(30,971)
Amortization of beneficial conversion feature	(72,906)	-	(134,139)	-
Amortization of deferred financing costs	(50,542)	(30,499)	(132,508)	(33,000)
Gain (loss) on change in fair value of derivative liabilities	504,132	-	(640,515)	-
Interest income (expense), net	(68,005)	(23,958)	(112,877)	(41,067)
Gain on debt settlement	-	580,598	-	580,598
Foreign currency gain (loss), net	334	(12)	318	9

Total other income (expense)	33,913	511,128	(1,379,821)	475,569

Net loss before income taxes	(1,427,252)	(1,272,574)	(4,851,956)	(3,242,507)

Provision for income taxes	-	-	800	800

Net Loss	$(1,427,252)	$(1,272,574)	$(4,852,756)	$(3,243,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended February 28, 2013 and February 29, 2012
(Unaudited)

	For the three months ended		For the six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Basic - Earnings (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic - Weighted Average Number of Shares Outstanding	202,713,856	192,630,220	201,216,048	192,100,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three and six months ended February 28, 2013 and February 29, 2012
(Unaudited)

	For the three months ended		For the six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Net Loss	$(1,427,252)	$(1,272,574)	$(4,852,756)	$(3,243,307)

Other comprehensive loss:
Foreign currency translation adjustment	(99)	-	(252)	-

Comprehensive loss	$(1,427,351)	$(1,272,574)	$(4,853,008)	$(3,243,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended February 28, 2013 and February 29, 2012
(Unaudited)

	For the six months ended
	February 28, 2013	February 29, 2012

Cash Flows from Operating Activities
Net loss	$(4,852,756)	$(3,243,307)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	-	(580,598)
Loss on change in fair value of derivative liabilities	640,515	-
Loss on asset impairment	455,916	-
Recognition of loss on inventory purchase commitment	-	(165,068)
Provision for doubtful accounts and sales returns	(23,954)	-
Provision for inventory reserve	79,243	-
Depreciation and amortization	55,206	81,646
Amortization of beneficial conversion feature	134,139	-
Amortization of prepaid services paid-in common stock	402,917	343,333
Amortization of deferred financing costs	132,256	-
Common stock issued for services	265,500	400,000
Warrants issued for services	99,873	-
Options issued for services	-	404,121
Stock based compensation	101,219	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(285,109)	(401,411)
(Increase) decrease in inventory	95,159	(4,925,623)
(Increase) decrease in prepaid expenses and other assets	29,247	1,381,774
(Increase) decrease in debt issuance/financing costs	-	(25,499)
(Increase) decrease in deposits	-	2,800,000
Increase (decrease) in accounts payable and accrued expenses	669,369	(97,960)
Increase (decrease) in accrued officer compensation	125,350	18,818
Increase (decrease) in deferred revenue	(7,251)	374,402
Increase (decrease) in accrued interest	72,276	7,760

Net cash used in operating activities	(1,810,885)	(3,627,612)

Cash Flows from Investing Activities
Purchase of property and equipment	(141,994)	(245,324)
Additions to patents and trademarks	-	(18,175)

Net cash used in investing activities	(141,994)	(263,499)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	-	(9,423)
Payments for deferred financing costs	(6,000)	-
Proceeds from notes payable	-	500,000
Proceeds from convertible notes payable	1,066,000	-
Proceeds from related party convertible notes payable	600,000	-
Repayments on related party convertible notes payable	(50,000)	-
Net cash provided by financing activities	1,610,000	490,577

Net decrease in cash and cash equivalents	(342,879)	(3,400,534)

Cash and cash equivalents, beginning of period	376,554	3,619,576

Cash and cash equivalents, end of period	$33,675	$219,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

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
FEBRUARY 28, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K/A of Location Based Technologies, Inc. for the year ended August 31, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2012, included in the Company’s report on Form 10-K/A.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of February 28, 2013, had an accumulated deficit of $49,867,871. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
FEBRUARY 28, 2013

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at February 28, 2013 and August 31, 2012 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the six months ended February 28, 2013, revenue from two of the Company’s largest customers amounted to $454,264 or 57% of total net revenue. Accounts receivable from these customers amounted to $391,370 or 77% of total accounts receivable at February 28, 2013. For the six months ended February 29, 2012, revenue from one of the Company’s customers amounted to $199,560 or 85% of total net revenue. Accounts receivable from this customer amounted to $401,411 or 100% of total accounts receivable as of February 29, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of February 28, 2013 there was no allowance for doubtful accounts as all accounts were deemed collectible.  As of August 31, 2012 the allowance for doubtful accounts amounted to $304,597 and was related to the LoadRack consulting project.

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of February 28, 2013 and August 31, 2012 the allowance for sales returns amounted to $10,389 and $34,343, respectively.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lower-of-cost-or-market ("LCM") adjustment against gross inventory values. The Company recorded an inventory valuation reserve for LCM inventory adjustments amounting to $127,297 as of February 28, 2013.  The Company has not recorded an allowance for obsolescence as there are no issues with obsolescence as of February 28, 2013. In addition, a portion of the inventory totaling $1,350,000 is classified as a noncurrent asset at February 28, 2013 (see Note 2).

Net losses on firm purchase commitments for inventory are recognized in accordance with FASB ASC 330 – Inventory, whereby losses arising from firm, uncancelable and unhedged commitments for the future purchase of inventory items are recognized in the current period. During the year ended August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. As of February 28, 2013 and August 31, 2012, the liability from inventory purchase commitments amounted to $0 and $48,054, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the six months ended February 28, 2013, the Company recorded an impairment of certain patents amounting to $455,916.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of February 28, 2013 and August 31, 2012, the Company capitalized $753,715 for patent related expenditures. As of February 28, 2013 and August 31, 2012, the Company capitalized $59,470 for trademark related expenditures. Accumulated amortization on intangible assets was $53,655 and $20,493 at February 28, 2013, and August 31, 2012.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $33,162 and $3,117 for the six months ended February 28, 2013 and February 29, 2012, respectively.

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not yet been recognized. As of February 28, 2013 and August 31, 2012, deferred revenue amounted to $9,288 and $16,539, respectively, and consisted of prepaid service revenue from subscribers.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Liabilities

The Company accounts for its warrants and embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 – Derivatives and Hedging, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 – Contracts in Entity’s Own Equity. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Gain (Loss) on Change in Fair Value of Derivative Liability” in other income (expense).

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
FEBRUARY 28, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. For the six months ended February 28, 2013 and February 29, 2012, the Company incurred $368,696 and $126,291 of advertising costs, respectively. For the three months ended February 28, 2013 and February 29, 2012, the Company incurred $100,671 and $86,586, respectively.

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

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The fair value of stock options granted is amortized on a straight-line basis over the vesting periods. For the six months ended February 28, 2013 and February 29, 2012, stock-based compensation expense associated with stock options totaled $101,219 and $0, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum California state income tax in its provision for income taxes for the six months ended February 28, 2013 and February 29, 2012.

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
FEBRUARY 28, 2013

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

Diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of 36,500,000 stock options and 8,726,715 warrants issued by the Company. These potential common shares are excluded from diluted loss per share as their effect would be anti-dilutive.

2.             INVENTORY

Inventory at February 28, 2013 and August 31, 2012 consisted of the following:

	February 28, 2013	August 31, 2012
Current:
Packaging supplies	$-	$7,859
Device components	407,612	452,298
Finished goods	1,480,195	1,522,809
Inventory valuation reserve	(127,297)	-
Inventories, current	$1,760,510	$1,982,966

Noncurrent:
Device components	$1,200,000	$1,200,000
Finished goods	150,000	150,000
Inventories, noncurrent	$1,350,000	$1,350,000

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components and finished goods within the next year. Inventories totaling $1,350,000 which may not be realized within a 12-month period have been reclassified as long-term as of February 28, 2013 and August 31, 2012.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

3.             PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2013 and August 31, 2012 consisted of the following:

	February 28, 2013	August 31, 2012
Machinery and equipment	$210,750	$55,965
Computer software (mobile apps)	66,999	83,999
Computer software (internal)	51,263	51,263
Computer and video equipment	21,841	17,632
Office furniture	24,526	24,526
	375,379	233,385
Less: accumulated depreciation and impairment adjustment	(131,447)	(109,403)
Total property and equipment	$243,932	$123,982

Depreciation expense for the six months ended February 28, 2013 and February 29, 2012 amounted to $22,044 and $78,528, respectively.

4.             RELATED PARTY TRANSACTIONS

Services Provided

A relative of the Chief Operating Officer provides bookkeeping and accounting services to the Company for $3,000 per month. During the six months ended February 28, 2013 and February 29, 2012, bookkeeping and accounting fees for this related party totaled $18,000 and $15,000, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

4.             RELATED PARTY TRANSACTIONS (Continued)

Services Provided (Continued)

On March 30, 2011, the Company entered into an Employment Letter of Intent (“LOI”) with a relative of the Company’s CEO and President, to act as Vice President of Customer Service. Under the terms of the LOI, the related party is paid compensation of $10,000 per month and 250,000 shares of the Company’s common stock as a signing bonus. The common stock was valued at $42,500 on the award date. On March 15, 2012, the Company entered into an Executive Employment Agreement with the related party.  Under the terms of Executive Employment Agreement, the related party is paid compensation of $12,500 per month plus sales commissions and is entitled to earn up to 1,500,000 stock options that vest upon achieving certain milestones. During the six months ended February 28, 2013, total cash compensation under these related party agreements totaled $75,532. In addition, there were 50,000 stock options valued at $11,475 that vested during the six months ended February 28, 2013.

West Coast Customs

In July 2012, an officer of the Company entered into a Subscription Agreement with West Coast Customs ("WCC") to acquire an approximate 1.5% ownership of WCC.  The Company and WCC are under a Manufacturing and Trademark License Agreement for co-branding of the PocketFinder® products.

5.             CONVERTIBLE NOTES PAYABLE

$25,000 Promissory Note

On June 28, 2011, the Company entered into a promissory note agreement for $25,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by June 27, 2012. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.25 per share. On December 18, 2012, the promissory note agreement maturity date was extended to June 27, 2013. In connection with the note extension, accrued interest totaling $3,733 was converted into principal and the conversion rate was changed to $0.20 per share.

The amended conversion rate of $0.20 per share was below the market value of $0.25 per share resulting in a beneficial conversion feature in the amount of $7,183, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $1,436 for the six months ended February 28, 2013.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

$25,000 Promissory Note (Continued)

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $22,986 and $496, respectively.

JMJ Financing

On March 16, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $555,000 consisting of $500,000 of principal and $55,000 of prepaid interest, and “V warrants” to purchase 869,565 shares of the Company’s common stock. Under the terms of the Note, $555,000 of principal and interest shall be repaid by September 16, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 869,565 shares of common stock at $0.23 per share. The warrants expire on March 16, 2017. Under the terms of the SPA, $200,000 was allocated for the purchase of the warrants and the remaining $300,000 was allocated for the Note. As of February 28, 2013, the note payable balance and accrued interest totaled $555,000 and $66,600, respectively.

On September 16, 2012, the Company did not extend the due date of the $555,000 Promissory Note Agreement with JMJ Financial. As such, the Company is in default in the payment of the principal and unpaid accrued interest and the note holder is able to convert unpaid principal and accrued interest into shares of the Company’s common stock.

In accordance with ASC 815 – Derivatives and Hedging, the Company determined that the conversion feature of the Note met the criteria of an embedded derivative, and therefore the conversion feature of this Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the default date when the Note became convertible using the Black-Scholes model. As such, on the default date, the Company recorded the conversion options as a liability and recorded a loss in the value of the derivative liability of $191,062. For the six months ended February 28, 2013, the Company recorded a loss for the change in fair value of the derivative liability in the amount of $130,645 due to the fluctuation in the current market prices.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing (Continued)

On April 18, 2012, the Company entered into a Promissory Note Agreement (“Note”) for $620,000 consisting of $560,000 of principal and $60,000 of prepaid interest. Under the terms of the Note, $620,000 of principal and interest shall be repaid by July 18, 2012. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. As of February 28, 2013, $310,000 of the principal balance was repaid and the remaining $310,000 principal balance and $18,600 of accrued interest was converted into 2,088,465 shares of the Company’s common stock. As of February 28, 2013, there was no note payable balance or accrued interest owed.

On May 1, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $550,000 consisting of $500,000 of principal and $50,000 of prepaid interest, and “W warrants” to purchase 1,086,957 shares of the Company’s common stock. Under the terms of the Note, $550,000 of principal and interest shall be repaid by November 1, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 1,086,957 shares of common stock at $0.23 per share. The warrants expire on May 1, 2017. Under the terms of the SPA, $250,000 was allocated for the purchase of the warrants and the remaining $250,000 was allocated for the Note. As of February 28, 2013, the note payable balance and accrued interest totaled $550,000 and $66,000, respectively.

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
FEBRUARY 28, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing (Continued)

In accordance with ASC 815 – Derivatives and Hedging, the Company determined that the conversion feature of the Note met the criteria of an embedded derivative, and therefore the conversion feature of this Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the default date when the Note became convertible using the Black-Scholes model. As such, on the default date, the Company recorded the conversion options as a liability and recorded a loss in the value of the derivative liability of $208,348. For the six months ended February 28, 2013, the Company recorded a loss for the change in fair value of the derivative liability in the amount of $110,460 due to the fluctuation in the current market prices.

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

The conversion rate of $0.30 per share was below the market value of $0.42 per share resulting in a beneficial conversion feature in the amount of $120,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $59,507 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $260,877 and $20,219, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

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

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $18,333, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $9,091 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $43,470 and $3,219, respectively.

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

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $9,167, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $4,546 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $21,735 and $1,610, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

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

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $10,083, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $5,000 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $23,909 and $1,770, respectively.

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

The conversion rate of $0.30 per share was below the market value of $0.40 per share resulting in a beneficial conversion feature in the amount of $16,667, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $8,265 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $43,881 and $3,164, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

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

The conversion rate of $0.30 per share was below the market value of $0.40 per share resulting in a beneficial conversion feature in the amount of $33,333, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $16,530 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $87,763 and $6,329, respectively.

$1,000,000 Secured Convertible Promissory Note

On November 28, 2012, the Company entered into a Securities Purchase Agreement and related Secured Convertible Promissory Note (“Note”) for up to $1,000,000. Under the terms of the Note, the principal and unpaid interest shall be repaid by April 29, 2013. The note bears interest at 8% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. The Note is secured by a collateralized security interest granted in a patent owned by the Company.

As of February 28, 2013, the note payable balance and accrued interest totaled $1,000,000 and $17,501, respectively.

$1,000,000 Secured Convertible Promissory Note

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

$1,000,000 Secured Convertible Promissory Note (Continued)

On January 28, 2013, but effective as of December 10, 2012, the Note was amended to extend the maturity date to July 30, 2013 and change the conversion rate to $0.20 per share. As of February 28, 2013, the Company received $25,000 of the Note proceeds.

The amended conversion rate of $0.20 per share was below the market value of $0.30 per share resulting in a beneficial conversion feature in the amount of $12,500, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $1,705 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $14,205 and $131, respectively.

$41,000 Unsecured Convertible Promissory Note

On February 5, 2013, the Company entered into an unsecured convertible promissory note agreement for $41,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by February 5, 2014. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

The conversion rate of $0.20 per share was below the market value of $0.24 per share resulting in a beneficial conversion feature in the amount of $8,200, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $539 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $33,339 and $270, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

6.             CONVERTIBLE NOTES PAYABLE – RELATED PARTY

$400,000 Unsecured Convertible Promissory Note

On September 10, 2012, the Company entered into an unsecured convertible promissory note agreement with a board member for $400,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by September 10, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the Company issued 400,000 shares of common stock valued at $88,000 on the award date

The conversion rate of $0.20 per share was below the market value of $0.22 per share resulting in a beneficial conversion feature in the amount of $40,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $19,342 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $379,452 and $19,398, respectively.

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

As of February 28, 2013, the note payable balance and accrued interest totaled $100,000 and $3,288, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

6.             CONVERTIBLE NOTES PAYABLE – RELATED PARTY (Continued)

$50,000 Unsecured Convertible Promissory Note

On November 1, 2012, the Company entered into an unsecured convertible promissory note agreement with a board member for $50,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by November 1, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the Company agreed to issue 50,000 shares of common stock valued at $8,500 on the award date. In December 2012, the note payable balance and accrued interest totaling $50,356 was repaid.

$50,000 Unsecured Convertible Promissory Note

On January 28, 2013, the Company entered into an unsecured convertible promissory note agreement with a board member for $50,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by February 28, 2013. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the Company issued 50,000 shares of common stock valued at $11,000 on the award date. On February 28, 2013, the Company entered into an Extension Agreement to extend the maturity date to March 29, 2013.

The conversion rate of $0.20 per share was below the market value of $0.22 per share resulting in a beneficial conversion feature in the amount of $5,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $5,000 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $50,000 and $438, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

6.             CONVERTIBLE NOTES PAYABLE – RELATED PARTY (Continued)

$200,000 Unsecured Convertible Promissory Note

On January 31, 2013, the Company entered into an unsecured convertible promissory note agreement with a board member for $200,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by February 1, 2014. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the Company issued 200,000 shares of common stock valued at $48,000 on the award date.

The conversion rate of $0.20 per share was below the market value of $0.24 per share resulting in a beneficial conversion feature in the amount of $40,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $3,178 for the six months ended February 28, 2013.

As of February 28, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $163,178 and $1,589, respectively.

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
FEBRUARY 28, 2013

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

In connection with the Loan Agreement, the Company entered into a Financing Agreement with a board member to personally guarantee the Loan Agreement.  As compensation for the guarantee under the Financing Agreement, a warrant was issued to purchase 3,600,000 shares of our common stock at an exercise price of $0.20 per share and payment of $25,000 per month payable in cash or shares of our common stock at the guarantor’s option.

As of February 28, 2013, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $6,611, respectively. As of August 31, 2012, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $5,597, respectively.

8.             COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term.  The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for the six months ended February 28, 2013 and February 29, 2012 totaled $38,729 and $38,405, respectively.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

8.             COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

As of February 28, 2013, the future minimum lease payments are as follows:

For the Years Ending:

February 28, 2014	$80,632
February 28, 2015	84,800
February 29, 2016	28,772

Total	$194,204

9.             EQUITY

In December 2011, the Company issued 250,000 shares of common stock to a consultant in exchange for consulting services related to business development. The shares were valued at $90,000, which represents the fair market value of the shares provided on the award date.

In December 2011, the Company issued 150,000 shares of common stock to three consultants in exchange for consulting services related to technology development. The shares were valued at $54,000, which represents the fair market value of the shares provided on the award date.

In December 2011, the Company issued 90,278 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $32,500, which represents the fair market value of the shares provided on the award date.

In December 2011, the Company issued 50,000 shares of common stock to a consultant in exchange for legal advisory services. The shares were valued at $18,000, which represents the fair market value of the shares provided on the award date.

In December 2011, the Company issued 50,000 shares of common stock to a consultant and related party in exchange for customer service related advisory services. The shares were valued at $18,000, which represents the fair market value of the shares provided on the award date.

In December 2011, the Company issued 100,000 shares of common stock to an employee in accordance with an employment agreement. The shares were valued at $36,000, which represents the fair market value of the shares provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

9.             EQUITY (Continued)

Common Stock (Continued)

In February 2012, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $94,000, which represents the fair market value of the shares provided on the award date.

In February 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date.

In February 2012, the Company issued 26,786 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the shares provided on the award date.

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

In May 2012, the Company issued 25,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $8,500, which represents the fair market value of the shares provided on the award date.

In May 2012, the Company issued 100,000 shares of common stock to a consultant in exchange for consulting services related to business development. The shares were valued at $37,000, which represents the fair market value of the shares provided on the award date.

In May 2012, the Company issued 50,000 shares of common stock to three consultants in exchange for consulting services related to technology development. The shares were valued at $18,500, which represents the fair market value of the shares provided on the award date.

In June 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

9.             EQUITY (Continued)

Common Stock (Continued)

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

In August 2012, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $48,000, which represents the fair market value of the shares provided on the award date.

In August 2012, the Company issued 50,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $12,000, which represents the fair market value of the shares provided on the award date.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

9.             EQUITY (Continued)

Common Stock (Continued)

In October 2012, the Company issued 628,465 shares of common stock for the partial conversion of a promissory note and accrued interest amounting to $85,471 (see Note 5).

In November 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development services valued at $210,000 on the award date.

In November 2012, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $42,000, which represents the fair market value of the shares provided on the award date.

In November 2012, the Company issued 50,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $7,500, which represents the fair market value of the shares provided on the award date.

In November 2012, the Company issued 550,000 shares of common stock in connection with three note payable issuances. The shares were valued at $113,500, which represents the fair market value of the note payable issuance costs on the award date (see Note 6).

In December 2012, the Company issued 500,000 shares of common stock to a consultant for finder’s fees valued at $150,000 on the award date.

In December 2012, the Company issued 62,069 shares of common stock in connection with a cashless exercise of 200,000 “Series T” warrants at an exercise price of $0.20 per share.

In February 2013, the Company issued 1,000,000 shares of common stock to two consultants in exchange for capital markets advisory services. The shares were valued at $320,000, which represents the fair market value of the shares provided on the award date.

In February 2013, the Company issued 250,000 shares of common stock in connection with two note payable issuances. The shares were valued at $59,000, which represents the fair market value of the note payable issuance costs on the award date (see Note 6).

In February 2013, the Company issued 100,000 shares of common stock to two consultants in exchange for accounting related advisory services and consulting services related to technology development. The shares were valued at $26,000, which represents the fair market value of the shares provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

9.             EQUITY (Continued)

Prepaid Services Paid In Common Stock

In August 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date to be amortized from August 1, 2012 to August 1, 2013. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $125,000 at February 28, 2013.

In September 2012, the Company issued 750,000 shares of common stock to a consultant for business development and sales representative services valued at $172,500 on the award date to be amortized from September 1, 2012 to September 1, 2013. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $86,250 at February 28, 2013.

In November 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $210,000 on the award date to be amortized from October 29, 2012 to April 28, 2013. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $70,000 at February 28, 2013.

In December 2012, the Company issued 1,000,000 shares of common stock to two consultants for capital markets advisory services valued at $320,000 on the award date to be amortized from December 12, 2012 to December 31, 2013. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $253,333 at February 28, 2013.

Warrants

Warrants to purchase up to 8,726,715 shares of the Company’s common stock are outstanding at February 28, 2013 (see Note 10).

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

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

There were 18,500,000 incentive stock options granted under the 2007 Plan as of February 28, 2013 (see Note 10.)

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
FEBRUARY 28, 2013

10.           STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

On January 12, 2012, the Company granted options under the 2007 Plan to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share in accordance with the Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreements. All options vest upon a change of control of the Company. The options expire on January 12, 2017. As of February 28, 2013, there were 1,500,000 options that were vested and presently exercisable. The fair value of such vested options using the Black-Scholes option pricing model amounted to $404,121. No options were exercised as of February 28, 2013.

On March 15, 2012, the Company granted options under the 2007 Plan to two officers of the Company to purchase 2,000,000 common shares at $0.31 per share in accordance with Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreement. All options vest upon a change of control of the Company. The options expire on March 15, 2017. As of February 28, 2013, there were 300,000 options that were vested and presently exercisable. The fair value of such vested options using the Black-Scholes option pricing model amounted to $68,849. No options were exercised as of February 28, 2013.

On March 15, 2012, the Company granted options under the 2007 Plan to two employees to purchase 4,500,000 common shares at $0.31 per share in accordance with Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreement. All options vest upon a change of control of the Company. The options expire on March 15, 2017. As of February 28, 2013, there were 862,500 options that were vested and presently exercisable. The fair value of such vested options using the Black-Scholes option pricing model amounted to $197,941. No options were exercised as of February 28, 2013.

Warrants

In June 2008, the Company issued “Series C” warrants to certain technology and legal consultants to purchase a total of 180,000 common shares at $2.00 per share, in exchange for consulting and advisory services related to developing the PocketFinder®. The fair value of the warrants using the Black-Scholes option pricing model amounted to $353,447. In July 2011, two “Series R” warrants to purchase a total of 60,000 common shares were cancelled. No warrants were exercised as of February 28, 2013.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

10.           STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On December 16, 2009, the Company agreed to issue “Series R” warrants to certain consultants to purchase 240,000 common shares at $0.68 per share in exchange for consulting services related to technology and product development and legal advisory services. The warrants expire on December 16, 2014. The fair value of the warrants using the Black-Scholes option pricing model amounted to $152,801. In August 2011, a “Series R” warrant to purchase 25,000 common shares was cancelled. No warrants were exercised as of February 28, 2013.

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan personal guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $926,900. No warrants were exercised as of February 28, 2013.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $128,736. No warrants were exercised as of February 28, 2013.

On July 29, 2011, the Company issued "Series T" warrants to purchase 1,787,500 common shares at $0.20 per share to placement agents in connection with the private placement. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $837,664. There were 310,000 warrants exercised as of February 28, 2013.

On August 31, 2011, the Company issued “Series U” warrants to Silicon Valley Bank to purchase 300,000 common shares at $0.20 per share in connection with the private placement success fee. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $140,587. No warrants were exercised as of February 28, 2013.

On March 1, 2012, the Company issued “Series X” warrants to a consultant to purchase 57,693 common shares at $0.26 per share for marketing and promotional services provided to the Company. The warrants expire on March 1, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $3,761. No warrants were exercised as of February 28, 2013.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

10.           STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On March 16, 2012, the Company issued “Series V” warrants to JMJ Financial to purchase 869,565 common shares at $0.23 per share for cash proceeds of $200,000 under a Stock Purchase Agreement. The warrants expire on March 16, 2017. No warrants were exercised as of February 28, 2013.

On May 1, 2012, the Company issued “Series W” warrants to JMJ Financial to purchase 1,086,957 common shares at $0.23 per share for cash proceeds of $250,000 under a Stock Purchase Agreement. The warrants expire on May 1, 2017. No warrants were exercised as of February 28, 2013.

On October 15, 2012, the Company issued a “Series Y” warrant to purchase 500,000 common shares at $0.20 per share to a consultant in exchange for accounting advisory services provided to the Company. The warrant expires on October 15, 2017. The fair value of the warrants using the Black-Scholes option pricing model amounted to $99,873.
No warrants were exercised as of February 28, 2013.

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

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

11.           PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of February 28, 2013 and August 31, 2012 are as follows:
	February 28, 2013	August 31, 2012
Net operating loss carry forward and deductible temporary differences	$16,657,000	$14,762,000
Valuation allowance	(16,657,000)	(14,762,000)

Net deferred tax asset	$-	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:
	February 28, 2013	August 31, 2012
Federal tax at statutory rate	34.00%	34.00%
State income tax net of federal benefit	5.83%	5.83%
Valuation allowance	(39.83%)	(39.83%)

	-	-

The Company’s valuation allowance increased by $1,895,000 for the six months ended February 28, 2013.

As of February 28, 2013 and August 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $49,011,000 and $36,292,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of February 28, 2013 and August 31, 2012, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2009 and by state taxing authorities for tax years prior to 2008.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

12.          SUBSEQUENT EVENTS

On March 6, 2013, the Company entered into an unsecured convertible promissory note agreement with a board member for $200,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by March 6, 2014. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the note holder shall receive a warrant to purchase 400,000 shares of common stock at $0.20.

On March 12, 2013, the Company issued 500,000 shares of common stock to a consultant in exchange for capital markets advisory services. The shares were valued at $160,000, which represents the fair market value of the shares provided on the award date.

On March 13, 2013, the Company converted approximately $997,000 of deferred compensation owed to five employees and one consultant into unsecured convertible promissory notes. Under the terms of the promissory note agreements, principal and any unpaid interest shall be repaid by March 13, 2014. The notes bear interest at 5% per annum and may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share.

On March 14 and 28, 2013, the Company issued 200,000 shares of common stock to three of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $40,000, which represents the fair market value of the shares provided on the award date.

On March 19, 2013, the Company entered into an unsecured convertible promissory note agreement for $75,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by March 19, 2014. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the note holder shall receive a warrant to purchase 150,000 shares of common stock at $0.20.

On March 20, 2013, the Company issued 2,000,000 shares of common stock to a consultant in exchange for capital markets advisory services. The shares were valued at $400,000, which represents the fair market value of the shares provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

12.          SUBSEQUENT EVENTS (Continued)

On March 25, 2013, the Company entered into an unsecured convertible promissory note agreement for $500,000. Under the terms of the promissory note agreement, principal and any unpaid interest shall be repaid by March 25, 2014. The note bears interest at 10% per annum. At the option of the note holder, the note may be converted, in whole or in part, into shares of the Company’s common stock on the basis of $0.20 per share. In addition, the note holder shall receive a warrant to purchase one million shares of common stock at $0.20.

On March 28, 2013, the Company issued 500,000 shares of common stock to a consultant in exchange for capital markets advisory services. The shares were valued at $80,000 which represents the fair market value of the shares provided on the award date.

On February 27, 2013 we entered into a financing arrangement with a commercial factor, (the “Factor”) whereby the Factor has agreed to purchase and we have agreed to sell all of the accounts receivable we generate as the result of device sales to AT&T.  The Factor initially advances forty percent (40%) of the amount of each AT&T account receivable, and the remaining sixty percent (60%) of the account receivable is paid to us (minus the Factor’s interest and fees) once AT&T remits payment in full for the invoice.  Under the terms of the Agreement, the Factor has a first lien position on all of our accounts receivable and a third lien position on all of our other assets.

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

Location Based Technologies®, PocketFinder® and PocketFinder Pets® are registered trademarks, and PocketFinder Network™, PocketFinder People™, PocketFinder Vehicle™, PocketFinder Luggage™, PocketFinder Mobile™, LBT-886™, “Powered by LBT”™ and VehicleFleetFinder™ are trademarks, of the company.  With respect to this report, we reserve all rights to the foregoing trademarks regardless of whether they carry the “®” or “™” designation.

Our Business.  The Company designs, develops, and sells Consumer and Commercial GPS tracking solutions based on the worldwide GSM network. Consumer products are primarily intended to be used by people who need to locate portable assets, vehicles, pets, and other people who are unable to use a cell phone to communicate their location, (such as children, seniors or people with special needs).  Commercial products are marketed to businesses of all sizes and governmental organizations that need to track vehicles, mobile equipment, portable assets and workers.

Our commercial products are sold under the LBT brand and include the LBT-886 and the LBT Vehicle Tracker. The LBT-886 is a compact, rugged, long-lasting location device that enables a user to locate and track any person or mobile asset at any time from almost anywhere using A-GPS and GPRS technologies.  Battery life of the LBT-886 typically ranges from 21 days to 5 months depending upon environmental and usage factors.

The LBT Vehicle Tracker has the similar form-factor as the PocketFinder Vehicle device with the additional capability to accommodate a 3 to 7 wire harness. The wiring harness can increase the device’s functionality by adding capabilities such as temperature, light and humidity monitoring, engine on/off monitoring and engine kill capability or lone worker Emergency Alert features.

Commercial customers can access their account by logging on through our LBT corporate website (www.locationbasedtech.com) which is optimized for web browsing, or through our App, which is native to the iPhone, iPad and Android phone.  The commercial user-interface features enhanced back end services that include additional reporting features and zone capabilities.

Consumer products are sold under the PocketFinder brand and include: PocketFinder, PocketFinder Pet and PocketFinder Vehicle.  All PocketFinder products deliver information to users regarding device location, longitude, latitude, altitude, heading or direction, speed and 60 days of location history.  Users can also set alerts that will trigger an email, text or push notification to notify them when their device exceeds a pre-determined parameter such as speed, battery life or geo-fence.

PocketFinder and PocketFinder Pet are small (roughly 2 inches in diameter), rugged and waterproof location devices that are ideal for tracking or locating any mobile asset, person, pet or valuable item at any time from almost anywhere. These devices use the Assisted Global Positioning System (“A-GPS”) network to acquire location data and transmit that data through the General Packet Radio Service (“GPRS”). The battery life of a PocketFinder and PocketFinder Pet will typically last between 2-29 days, depending upon environmental and usage factors.

The PocketFinder Vehicle locator is intended to be hardwired to a battery powered asset such as a vehicle, watercraft or mobile generator. The device is rugged, spark-proof and water resistant and enables a user to locate and track a mobile asset at any time from almost anywhere using the A-GPS and GPRS technologies.

PocketFinder and PocketFinder Vehicle users can view all of the devices on their account by logging on via the web at www.pocketfinder.com or our PocketFinder App, which is native to the iPhone, iPad and Android phone.

We generate revenue by selling our products and charging customers an ongoing service fee, for which we offer monthly and annual subscription plans.  Currently, PocketFinder Customers in the US and Canada pay a monthly service fee of $12.95 per month with no contract, while commercial customers in the US and Canada typically pay $15.95 per month with no contract.

All of our devices are made in the USA and come standard with an AT&T SIM card, which enables them to roam internationally on the AT&T network in the following countries:  Mexico, Argentina, Australia, Brazil, Caribbean, Chile, China, Colombia, India, Japan, New Zealand, Singapore, Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the United Kingdom.  Roaming charges are $29.95 per month.

Devices can also be manufactured with SIM cards provided by carriers other than AT&T.  Monthly service rates will vary from region to region depending on the fee charged by the local network carrier; however, in nearly all instances the monthly fees will be less than $29.95.

Research and Development.  Our goal is to always be a leader in the location based technologies market.  Our ongoing research and development is intended to either improve our existing products and services or create new products and services.

The hardware for our PocketFinder and PocketFinder Pet products is unlikely to change much in the foreseeable future.  However, we are constantly upgrading our PocketFinder device software and the back end, both of which directly impact the user’s experience.  The software updates for all of our products are delivered over the air, which allows every customer to receive the latest version of our PocketFinder firmware simply by charging their device.  We recently released updated device firmware for our PocketFinder products that improved battery life and device performance.  More updates are expected this year.

Our vehicle products are now available in 2G or 3G and we are working on a waterproof vehicle device specifically to meet demand for tracking watercraft.

With the encouragement of the US military, we have begun to develop a tracking device that can transmit its location data using either a GPRS network or a satellite network.  We anticipate this device will be ready for production later this calendar year.

Consumer Sales Channels.  In the US, our PocketFinder family of products can be found at the following online locations: Apple.com, Amazon.com, Walmart.com, Brookstone.com, the US Coast Guard Exchanges, Crutchfield.com and our www.pocketfinder.com website.  The PocketFinder product can also be found in Apple stores in the US and Canada.

Internationally, our devices are being sold in Mexico, the United Kingdom (the, “UK”) and other European Union countries, Colombia and Ecuador.  In the UK, we have partnered with EE (the largest mobile-to-mobile telecommunications company in the UK) to sell our PocketFinder devices in their flagship stores.  If the sales initiative is successful, we believe the relationship will expand geographically and could also include the sale of our commercial products.

In Asia, Apple has invited us to sell PocketFinder devices in their China stores.  We have identified a local SIM card provider and are currently in the process of preparing for that launch.  We expect to make our devices available for sale in China this summer and the relationship with Apple could expand to other countries in Asia.

Commercial Sales Channels.  Our commercial sales have been ramping steadily since the launch of our business solutions platform last August.  We continue to acquire approximately one new business customer every day, and we expect this segment of our business to continue to grow rapidly over the next 18 months.  In October, we received a purchase order from AT&T for our LBT-886 devices. The $880,000 order for devices will be used internally by AT&T to keep track of some of their emergency response mobile assets.  Our relationship with AT&T has the potential to significantly expand over the next 24 months as AT&T looks to place tracking units on more of its mobile assets.

There are currently a number of businesses in the US and abroad that are evaluating the LBT-886 for purchase, and we intend to manufacture approximately 2,000 units per month starting in May to meet anticipated demand.

Additionally, we are currently developing the next generation LBT-886 which will include a panic button and environmental sensing capabilities including light, temperature and relative humidity.  These devices are in the final stages of development and should be ready for production within the next 60-90 days.  We believe this type of functionality will be particularly attractive to companies and organizations that are currently testing our products, including the US military, mining companies and governmental organizations with lone worker programs.

In February of this year, the military concluded its testing of the LBT-886 and the device received final military approval.  We believe we could receive orders from the military sometime this calendar year.

For the foreseeable future, we will focus the majority of our internal sales efforts on commercial channels as we believe the commercial market is larger and more easily accessible than the consumer market.  Researchers continue to claim rapid growth in the M2M markets with the number of cellular M2M connections projected to rise from 143.7 million in 2012 to 478.1 million in 2017, when they will account for 5.6% of total mobile subscriptions, according to a new report from Pyramid Research.  Over the same timeframe, airtime revenues will grow from $4.9 billion to $13 billion, says Pyramid.  With government policy and regulation largely driving the M2M agenda in most parts of the world, China is set to become the largest market this year, overtaking the US, while Brazil is on course to be third biggest in 2017 – thanks to telematics regulations that are driving penetration in vehicles.  Similar telematics rules are likely to propel Russia into fourth place, claims Pyramid.  Similarly, ABI Research is predicting a very significant increase in security applications based on M2M technology.

Revenues.  Our revenue this quarter was $591,157 which represents a 184% increase from last quarter.  Combined revenue from our first two quarters of fiscal year 2013 was $799,712.  Approximately 66 % of this quarter’s revenues are from the AT&T order.  We expect our revenues for fiscal third quarter 2013 to approximate or exceed revenues for this quarter.

Sales Pipeline.  Our devices are currently being tested by companies and organizations large and small, around the world. Within the next 12-24 months some of our largest potential orders could come from the following sources: 1) a branch of the US military which is currently evaluating our devices for an order that could exceed 300,000 units; 2) a fortune 100 company that is already familiar with our products and has asked us to submit a bid on a 70,000 unit opportunity in 2014; and 3) a large international airline carrier that is currently evaluating units and has a need for up to 50,000 devices.

We do not expect to win all of the business that is currently in our pipeline, but expect to earn some of it.  Our ability to monetize some of our potential sales opportunities requires us to spend additional capital for research and development.  Therefore, the number of new customers we are able to acquire depends in some measure on our ability to raise additional capital.

Our Personal Locator Services.  Our products are currently being sold through various brick-and-mortar and online retailers and through our website.  We provide customer service and support in the United States through existing, award winning call centers owned by Affinitas.  In the consumer market we are selling into multiple vertical market segments including the following:

●	Parents of young children (primarily 5 to 12 years of age) who do not own a cell phone;
●	Small, mid-sized, and enterprise class business owners;
●	First time family drivers or for added security in heavy snow states;
●	Elder care and special needs support and applications such as Autism, Down Syndrome, Dementia, and Alzheimer’s;
●	Pet care and location capability; and
●	Asset tracking and location capability: cars, trucks, snowmobiles, fleet management, luggage, boats, RVs, and other high-valued assets.

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

Our Target Markets and Marketing Strategy.  We provide wireless location based solutions for global positioning products along with its proprietary “friendly user interface” software system.  We deliver rugged, compact products with near real time location-based information over its proprietary server architecture.  Our products optimize the way businesses and families stay connected with one another.   We have the ability to add our customer’s existing location devices onto our superior location platform in order to simplify the customers need to manage all location-based devices through one easy tool.

Our marketing initiatives will include:

●	Licensing opportunities for the products in international areas or regions;
●	Self-branded or “white label” opportunities for niche market or vertical market sales;
●	Affinity group marketing and outreach opportunities;
●	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters; and
●	Retail distribution initiatives.

Our Revenue Sources.  We expect our revenues to be derived from the following sources:

●	Potential licensing fees;
●	Organizations that will self-brand LBT’s services for specialized niche markets (“white label”);
●	Asset and personal locator device sales to commercial customers and through retailers;
●	Personal locator device sales through affinity groups and through our website;
●	Consumer and commercial tracking device accessory sales; and
●	Monthly recurring service fees.

Our Growth Strategy.  Our objective is to become a premier provider of personal and asset location services in the Location Based Services consumer and commercial markets.  We intend to gain market share in the consumer segment by partnering with large retail partners like Apple, EE and AT&T, and allowing them to sell our devices through their retail channels around the world.  We will continue our own retail efforts, but we believe we will reach the largest consumer audience by leveraging the size, financial strength, infrastructure and brand recognition of our elite partners.

We subdivide the commercial market into three categories: small/midsize businesses, enterprise businesses and the military.  We will attempt to gain market share in the small/midsize business segment through telesales efforts and through upselling our existing PocketFinder customers.  The enterprise businesses and military segments are far more difficult to penetrate because they tend to require long sales cycles and rigorous testing.  To date, most of the large companies and organizations we are working with have approached us. We expect that as we continue to gain traction with large, reputable institutions, their peers will continue to seek us out.

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

Employees and Outsourced Assistance.  We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Mrs. Mejia, our Chief Operating Officer, Mr. Gregory Gaines, our Chief Marketing and Sales Officer, Mr. Gregory Harrison, our General Counsel, and Dave Morse, Jr., as VP of Customer Service, currently devote 100% of their business time to our operations.  Our CFO, Mr. Eric Fronk, is currently serving part-time.  In addition to our new Board members, we have added several key contributors with customer service, general counsel/business development, and sales leadership experience.  Remaining true to our “outsourced” model for growth and expansion, any large personnel increase will be accomplished through sales and customer support outsourced organizations contracted to provide respective services.  The company will remain focused on our core competency of providing location devices and services.

Our Website.  Our corporate websites, www.locationbasedtech.com and www.pocketfinder.com, provide a description of our corporate business along with our contact information including address, telephone number and e-mail address or product information and sales, respectively.  Our PocketFinder website also provides prospective consumer customers with relevant information about our products, pricing and payment options, pre-ordering capability, frequently asked questions.  See www.locationbasedtech.com to access Business Solutions and our corporate investor relations information.  Information contained on our websites is not a part of this report.

RESULTS OF OPERATIONS

For the three months ended February 28, 2013 as compared to the three months ended February 29, 2012.

Revenue.  For the three months ended February 28, 2013, we generated $591,157 of net revenue as compared to $190,608 of net revenue for the three months ended February 29, 2012.  Net revenue for the three months ended February 28, 2013, consisted of $489,276 from the sales of PocketFinder devices and $101,881 from monthly subscription service income.

Cost of Revenue.  For the three months ended February 28, 2013, cost of revenue totaled $717,972 resulting in a negative gross margin of $126,815 or 21% as compared to a negative gross margin of $149,658 for the three months ended February 29, 2012.  The negative gross margin was more favorable during the three months ended February 28, 2013, as a result of initiating device sales to AT&T and an increased margin on device sales.

Operating Expenses.  For the three months ended February 28, 2013, our total operating expenses were $1,334,350 as compared to total operating expenses of $1,634,044 for the three months ended February 29, 2012.  Operating expenses decreased by $299,694 or 18% in 2013 from 2012.  The decrease in operating expenses is primarily attributed to the following fluctuations:

•
A $163,909 increase in general and administrative expenses to $444,732 for the three months ended February 28, 2013, as compared to $280,823 for the three months ended February 29, 2012.  The increase in general and administrative expenses in 2013 as compared to 2012 is primarily due to increased advertising and marketing fees to market our products and increased computer expenses related to our website and development of the PocketFinder apps;

•
A $381,523 decrease in officer compensation to $206,098 for the three months ended February 28, 2013, as compared to $587,621 for the three months ended February 29, 2012.  The decrease is primarily attributed to a decrease in stock-based compensation for the three months ended February 28, 2013;

•
A $68,322 decrease in professional fees to $452,053 for the three months ended February 28, 2013, as compared to $520,375 for the three months ended February 29, 2012.  For the three months ended February 29, 2012, there were significant legal fees related to the litigation of Gemini loan defaults; whereby, there were no such fees incurred during the three months ended February 28, 2013;

•
A $90,876 decrease in research and development to $102,922 for the three months ended February 28, 2013, as compared to $193,798 for the three months ended February 29, 2012, as a result of finalizing our R&D phase for our LBT-886 product at the end of calendar 2012; and

•
A $77,118 increase in salaries and wages to $109,343 for the three months ended February 28, 2013, as compared to $32,225 for the three months ended February 29, 2012 due to the transitioning of certain consultants to employee status.

Other Income/Expenses.  For the three months ended February 28, 2013, we reported net other income or expense totaling $33,913 that mainly consisted of net interest expense, financing costs, amortization of beneficial conversion feature and deferred financing costs, and loss on the change in the fair value of derivative liabilities as compared to net other income totaling $511,128 for the three months ended February 29, 2012.  The $477,215 decrease in net other income is primarily due to the following:

•
A $264,099 increase in financing costs to $279,100 for the three months ended February 28, 2013, as compared to $15,001 for the three months ended February 29, 2012, is primarily due to a $20,000 per month increase in the financing fee related to the personal guarantee for the line of credit and for finder’s fees on certain notes payable entered into during the quarter;

•
A $72,906 increase in the amortization of beneficial conversion features on notes payable to $72,906 for the three months ended February 28, 2013, as there was no such amortization for the three months ended February 29, 2012;

•
A $20,043 increase in the amortization of deferred financing costs to $50,542 for the three months ended February 28, 2013, as compared to $30,499 for the three months ended February 29, 2012 as there were more promissory notes with financing costs entered into 2013;

•
The recognition of a gain due to the change in fair value of derivative liabilities totaling $504,132 during the three months ended February 28, 2013; whereby, there was no such derivative liabilities during the three months ended February 29, 2012;

•
The recognition of a gain due to the Gemini debt settlement totaling $580,598 during the three months ended February 29, 2012; whereby, there was no such gain during the three months ended February 28, 2013; and

•
A $44,047 increase in interest expense to $68,005 for the three months ended February 28, 2013, as compared to $23,958 for the three months ended February 29, 2012 as there were approximately $4.5 million in notes payable at February 28, 2013 as compared to $1.5 million of note payables at February 29, 2012.

Net Loss.  For the three months ended February 28, 2013, we reported a net loss of $1,427,252 as compared to a net loss of $1,272,574 for the three months ended February 29, 2012, due to fluctuations in operating and other expenses as previously discussed.

For the six months ended February 28, 2013 as compared to the six months ended February 29, 2012.

Revenue.  For the six months ended February 28, 2013, we generated $799,712 of net revenue as compared to $234,724 of net revenue for the six months ended February 29, 2012.  Net revenue for the six months ended February 28, 2013, consisted of $617,132 from the sales of PocketFinder devices and $182,580 from monthly subscription service income.

Cost of Revenue.  For the six months ended February 28, 2013, cost of revenue totaled $1,027,012 resulting in a negative gross margin of $227,300 or 28% as compared to a negative gross margin of $360,269 for the six months ended February 29, 2012.  The negative gross margin was more favorable during the six months ended February 28, 2013, as a result of initiating device sales to AT&T and an increased margin on device sales.  We anticipate that our unit cost will be lower as component costs decrease and as our production volumes continue to grow.

Operating Expenses.  For the six months ended February 28, 2013, our total operating expenses were $3,244,835 as compared to total operating expenses of $3,357,807 for the six months ended February 29, 2012.  Operating expenses decreased by $112,972 or 3.4% in 2013 from 2012.  The decrease in operating expenses is primarily attributed to the following fluctuations:

•
A $345,993 increase in general and administrative expenses to $1,052,092 for the six months ended February 28, 2013, as compared to $706,099 for the six months ended February 29, 2012.  The increase in general and administrative expenses in 2013 as compared to 2012 is primarily due to increased advertising and marketing fees to market our products and increased computer expenses related to our website and development of the PocketFinder apps;

•
A $340,091 decrease in officer compensation to $435,768 for the six months ended February 28, 2013, as compared to $775,859 for the six months ended February 29, 2012.  The decrease is primarily attributed to a decrease in stock-based compensation from the six months ended February 29, 2012;

•
A $392,141 decrease in professional fees to $856,981 for the six months ended February 28, 2013, as compared to $1,249,122 for the six months ended February 29, 2012.  For the six months ended February 29, 2012, there were significant legal fees related the filing of our registration statement on Form S-1; whereby, there were no such fees incurred during the six months ended February 29, 2013;

•
A $404,811 decrease in research and development to $145,286 for the six months ended February 28, 2013, as compared to $550,097 for the six months ended February 29, 2012, as a result of finalizing our R&D phase for our LBT-886 product;

•
A $221,838 increase in salaries and wages to $260,063 for the six months ended February 28, 2013, as compared to $38,225 for the six months ended February 29, 2012 due to the transition of six persons from consultant to employee status.  In addition, compensation related to the vesting of employee stock options amounted to $64,451 during the quarter ended February 28, 2013; and

•
The recognition of an asset impairment on certain patents totaling $455,916 during the six months ended February 28, 2013; whereby, there was no such impairment recognized during the six months ended February 29, 2012.

Other Income/Expenses.  For the six months ended February 28, 2013, we reported net other expenses totaling $1,379,821 that mainly consisted of net interest expense, financing costs, amortization of beneficial conversion feature and deferred financing costs, and loss on the change in the fair value of derivative liabilities as compared to net other income totaling $475,569 for the six months ended February 29, 2012.  The $1,855,390 increase in net other expenses is primarily due to the following:

•
A $329,129 increase in financing costs to $360,100 for the six months ended February 28, 2013, as compared to $30,971 for the six months ended February 29, 2012, is primarily due to a $20,000 per month increase in the financing fee related to the personal guarantee for the line of credit and for finder’s fees on certain notes payable entered into during the quarter;

•
A $134,139 increase in the amortization of beneficial conversion features on notes payable to $134,139 for the six months ended February 28, 2013, as there was no such amortization for the six months ended February 29, 2012;

•
A $99,508 increase in the amortization of deferred financing costs to $132,508 for the six months ended February 28, 2013, as compared to $33,000 for the six months ended February 29, 2012 as there were several promissory notes with financing costs entered into 2012;

•
The recognition of a loss due to the change in fair value of derivative liabilities totaling $640,515 during the six months ended February 28, 2013; whereby, there was no such derivative liabilities during the six months ended February 29, 2012; and

•
A $71,810 increase in interest expense to $112,877 for the six months ended February 28, 2013, as compared to $41,067 for the six months ended February 29, 2012 as there were approximately $4.5 million in notes payable at February 28, 2013 as compared to $1.5 million of note payables at February 29, 2012.

Net Loss.  For the six months ended February 28, 2013, we reported a net loss of $4,852,756 as compared to a net loss of $3,243,307 for the six months ended February 29, 2012, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $33,675 as of February 28, 2013, as compared to $376,554 as of February 29, 2012.

Accounts receivable, net of allowance for doubtful accounts, totaled $497,336 as of February 28, 2013 as compared to $188,273 as of August 31, 2012.  The majority of accounts receivable at February 28, 2013, consists of amounts due from AT&T and several other distributors and wholesalers.

Inventory totaled $3,110,510 as of February 28, 2013, as compared to $3,332,966 as of August 31, 2012 and consisted of $1,607,612 of device components, $1,630,195 of finished goods, net of a $127,297 inventory valuation reserve.  Inventories totaling $1,350,000 which may not be realized within a 12-month period have been classified as long-term as of February 28, 2013 and August 31, 2012.

Prepaid expenses and other assets including deferred financing costs totaled $98,334 as of February 28, 2013, as compared to $127,581 as of August 31, 2012 and consisted of prepaid advisor retainers, insurance, commissions, license fees, and prepaid manufacturing costs.

Deferred financing costs totaled $105,326 as of February 28, 2013, as compared to $59,334 as of August 31, 2012 and mainly consisted of unamortized financing costs in connection with note payable issuances.

As of February 28, 2013, the total of our property and equipment, less accumulated depreciation, was a net value of $243,932 compared to the net value of $123,982 for our property and equipment, less accumulated depreciation, as of August 31, 2012.  The increase is due to machinery and equipment purchases during the six months ended February 28, 2013.

Other assets, consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of the security deposit for our office lease and amounted to $30,000 as of February 28, 2013 and August 31, 2012.  Patents and trademarks, net of amortization, amounted to $759,530 as of February 28, 2013, as compared to $1,248,608 as of August 31, 2012.  We periodically assess our patents and intellectual property for impairment and recorded a $445,916 impairment during the six months ended February 28, 2013.

Our total assets as of February 28, 2013, were $4,878,643 as compared to our total assets as of August 31, 2012, which were $5,487,298.  The decrease in our total assets between the two periods was primarily due to fluctuations as previously discussed.

As of February 28, 2013, our accounts payable and accrued expenses were $1,974,017 as compared to $1,304,648 as of August 31, 2012.

As of February 28, 2013, deferred compensation was $1,123,808 as compared to $998,458 as of August 31, 2012 and consisted of amounts due to officers and employees for back pay.

As of February 28, 2013, deferred revenue was $9,288 as compared to $16,539 as of August 31, 2012 and consisted of prepaid services fees from monthly subscribers.

Convertible notes payable, net of the $95,068 unamortized discount, amounted to $2,657,165 as of February 28, 2013, as compared to $1,878,770, net of the $193,694 unamortized discount, as of August 31, 2012.  The accrued interest on these convertible notes totaled $187,309 as of February 28, 2013, as compared to $163,093 as of August 31, 2012.  The convertible promissory notes outstanding as of February 28, 2013 are short term, to be repaid out of future operating cash flow.

Related party convertible notes payable, net of the $57,370 unamortized discount, amounted to $692,630 as of February 28, 2013.  The accrued interest on these related party convertible notes totaled $24,713 as of February 28, 2013.  The related party convertible promissory notes outstanding as of February 28, 2013 are short term, to be repaid out of future operating cash flow.

Derivative liabilities consist of embedded derivatives related to two outstanding short term JMJ convertible promissory notes payable. The fair value of the derivatives as of February 28, 2013, amounted to $640,515.

On January 5, 2011, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit originally expiring January 5, 2012.  On August 24, 2011, the Loan and Security Agreement was amended by a First Amendment to Loan and Security Agreement to waive existing and pending defaults on loan covenants.  On February 3, 2012, the Loan and Security Agreement was amended by a Second Amendment to Loan and Security Agreement to extend the maturity date to April 4, 2012 and to waive existing and pending defaults on loan covenants.  On April 17, 2012, the Loan and Security Agreement was amended by a Third Amendment to Loan and Security Agreement to extend the maturity date to October 5, 2012 and to waive existing and pending defaults on loan covenants.  On November 19, 2012, but effective as of October 5, 2012, the Loan and Security Agreement was amended by a Fourth Amendment to Loan and Security Agreement to extend the maturity date to October 5, 2013, to amend the interest rate and to waive existing and pending defaults on loan covenants.  All other terms and conditions remain unchanged.  Silicon Valley Bank maintains a security interest in all of our personal property.  The outstanding balance on our line of credit was $1,000,000 as of February 28, 2013 and August 31, 2012.  The related accrued interest totaled $6,611 and $5,597, as of February 28, 2013 and August 31, 2012, respectively.

Commitments as of February 28, 2013, amounted to $0 compared to $48,054 as of August 31, 2012, and consisted of the liability on losses from inventory purchase commitments recognized in August 2011.

On December 1, 2010, in anticipation of entering into the Loan and Security Agreement with Silicon Valley Bank and in connection with loans that he had made to us, we entered into a Financing Agreement with Greggory S. Haugen under which, among other things, Mr. Haugen agreed to personally guaranty our obligations under the Loan and Security Agreement with Silicon Valley Bank.  We are obligated to reimburse Mr. Haugen for any amounts, including interest, he pays under the guaranty.  To compensate Mr. Haugen for his guaranty, we issued a warrant to him to purchase 3,600,000 shares of our common stock at an exercise price of $0.20 per share and we agreed to pay him $5,000 per month for so long as he has any obligation under the guaranty or he has not been reimbursed by us for any amounts paid by him under the guaranty.  The $5,000 monthly fee is payable in cash or shares of our common stock at Mr. Haugen’s option.  Under the Financing Agreement, we initially granted Mr. Haugen board observation rights that subsequently resulted in the appointment as lead director on the board, certain registration rights, and the right to approve our use of funds drawn under the Loan and Security Agreement.  We also agreed to grant Mr. Haugen a security interest in all of our assets, junior only to the security interest of Silicon Valley Bank.  In the event of an “Actionable Violation,” which is defined to include, among other things, our failure to maintain certain minimum net income levels, our failure to maintain a specified minimum account balance, or our failure to make any payment required under the Financing Agreement or any other agreement between Mr. Haugen and us, Mr. Haugen may, among other things, market our assets (including our intellectual property) and require us to sell such assets (subject to the approval of Silicon Valley Bank) with the proceeds to be applied to all amounts then due to Silicon Valley Bank and thereafter to any amounts due by us to Mr. Haugen under the Financing Agreement or any other agreement or instrument.  In January 2011, we entered into the following agreements with Mr. Haugen: (i) a Security Agreement granting him a security interest in all of our assets to secure the reimbursement obligation under the Financing Agreement and every other debt, liability or obligation that we currently or at any time in the future owe to him and (ii) a related Intellectual Property Security Agreement granting him a security interest in all of our intellectual property.  On April 18, 2012, but effective as of January 6, 2012, we entered into a Second Amendment to Loan Guarantor Agreement to provide an additional monthly compensation fee of $20,000 per month to act as guarantor and to extend the term of the original Financing Agreement until July 6, 2012.  On August 30, 2012, we entered into a Third Amendment to Loan Guarantor Agreement to extend the terms of the original Financing Agreement and Second Amendment until January 6, 2013.  On November 19, 2012, but effective as of October 5, 2012, we entered into the Fourth Amendment to the Loan Guarantor to extend the terms of the original Financing Agreement and the Fourth Amendment until October 5, 2013.

CASH REQUIREMENTS

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail distribution.  Since our inception, we have generated significant losses.  As of February 28, 2013, we had an accumulated deficit of $49,761,481 and we expect to incur continual losses until sometime in calendar year 2014.  As a result, this may raise substantial doubt as to our ability to continue as a going concern.  We recognize that we must generate additional resources to enable us to continue operations.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of February 28, 2013, we had $33,675 in cash and cash-equivalents.  In March 2013, we received an additional $775,000 of cash proceeds from convertible debt financing.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and branding of the PocketFinder family of products.  We also expect to fund any additional inventory requirements and any necessary general overhead requirements.

We expect to have to obtain additional financing in the coming months for general and administrative expenses as well as manufacturing costs, and for related purposes such as packaging, shipping, and direct sales and marketing costs.  We are not able to estimate the amount of funds necessary as it will be determined by the volume represented by purchase orders from targeted distributors and direct end users.

Our funding requirements will depend on numerous factors, including:

●
Costs involved in production and manufacturing to fill purchase orders, software and interface customization for OEM partners, and the network necessary for the commercialization of the PocketFinder People and PocketFinder Pets devices;

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

On December 10, 2012, we initiated a financing with ECPC II Capital, LLC (“ECPC”) which could net us up to $1,000,000 in capital.  As of March 25, 2013, we received $25,000 of investments from ECPC related to this financing and future capital distributions shall be made solely at ECPC’s discretion.  Due to the uncertain nature of any future funding from ECPC, we may need to raise debt or equity capital this coming quarter.  The sale of additional equity securities may result in additional dilution to our stockholders.  The sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan.  Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned commercialization activities, which could adversely affect our financial conditions and operating results.

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

Off-Balance Sheet Arrangements

On February 27, 2013 we entered into a financing arrangement with a commercial factor, (the “Factor”) whereby the Factor has agreed to purchase and we have agreed to sell all of the accounts receivable we generate as the result of device sales to AT&T.  The Factor initially advances forty percent (40%) of the amount of each AT&T account receivable, and the remaining sixty percent (60%) of the account receivable is paid to us (minus the Factor’s interest and fees) once AT&T remits payment in full for the invoice.  Under the terms of the Agreement, the Factor has a first lien position on all of our accounts receivable and a third lien position on all of our other assets.

Factoring commission equal to one percent (1%) of the gross amount of each account receivable up to nine hundred thousand dollars ($900,000). If the selling terms on an account receivable exceed sixty calendar day selling terms, we must pay an additional factoring commission equal to one quarter of one percent (0.25%) of the gross amount of such account receivable for each thirty (30) calendar days or part thereof the selling terms exceed sixty (60) calendar day selling terms. In no event shall the factoring commission be less than seven dollars and fifty cents ($7.50). We additionally pay an interest rate of nine percent (9%) per annum based on purchase price of accounts receivable purchased by the Factor and the number of days each account receivable is unpaid in whole or in part, computed from the invoice date. The interest rate charged will equal seventy five hundredths of one percent (0.75%) for each thirty (30) days for each account receivable provided until the invoice is paid in full.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2013, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the six months ended February 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On February 4, 2013, the Company issued 1,000,000 shares of common stock to two consultants in exchange for capital markets advisory services. The shares were valued at $320,000, which represents the fair market value of the services provided on the award date.

On February 14, 2013, the Company issued 250,000 shares of common stock in connection with two note payable issuances. The shares were valued at $59,000, which represents the fair market value of the note payable issuance costs on the award date.

On February 14, 2013, the Company issued 100,000 shares of common stock to two consultants in exchange for accounting related advisory services and consulting services related to technology development. The shares were valued at $26,000, which represents the fair market value of the services provided on the award date.

On March 12, 2013, the Company issued 500,000 shares of common stock to a consultant in exchange for capital markets advisory services. The shares were valued at $160,000, which represents the fair market value of the services provided on the award date.

On March 14 and 28, 2013, the Company issued 200,000 shares of common stock to three of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $40,000, which represents the fair market value of the services provided on the award date.

On March 20, 2013, the Company issued 2,000,000 shares of common stock to a consultant in exchange for capital markets advisory services. The shares were valued at $400,000, which represents the fair market value of the services provided on the award date.

On March 25, 2013, the Company issued “Series Z” warrants to purchase 1,000,000 common shares at $0.20 per share in connection with a debt issuance.  The warrants expire on March 25, 2016.

On March 28, 2013, the Company issued 500,000 shares of common stock to a consultant in exchange for capital markets advisory services. The shares were valued at $80,000, which represents the fair market value of the services provided on the award date.

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).
10.32	Form of Unsecured Promissory Note between the Company and Certain Employees dated March 13, 2013. †
21.1	Subsidiary of the Registrant - Location Based Technologies, Ltd. (an England and Wales private and limited company)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan
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

LOCATION BASED TECHNOLOGIES, INC.

Dated: April 15, 2013	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

Dated: April 15, 2013	By:	/s/ Kenneth Eric Fronk
Kenneth Eric Fronk
Chief Financial Officer