Form 10-Q
period 2013-05-31
Location Based Technologies, Inc.
filed 2013-07-12
CIK 1383196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended May 31, 2013.

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

As of July 10, 2013, there were 209,612,511 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

May 31, 2013 and August 31, 2012

(Unaudited)

	May 31,	August 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$167,986	$376,554
Accounts receivable, net	97,115	188,273
Due from factor	57,456	-
Inventory, net - current	1,392,102	1,982,966
Prepaid expenses and other assets	46,752	127,581
Deferred financing costs	65,577	59,334

Total current assets	1,826,988	2,734,708

Property and equipment, net of accumulated depreciation	234,192	123,982

OTHER ASSETS
Patents and trademarks, net of accumulated amortization	742,592	1,248,608
Inventory - noncurrent	1,350,000	1,350,000
Deposits	30,000	30,000

Total other assets	2,122,592	2,628,608

TOTAL ASSETS	$4,183,772	$5,487,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

May 31, 2013 and August 31, 2012

(Unaudited)

	May 31,	August 31,
	2013	2012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,685,216	$1,304,648
Deferred compensation	213,320	998,458
Deferred revenue	55,746	16,539
Line of credit and accrued interest	1,009,042	1,005,597
Convertible notes payable and accrued interest, net of unamortized discounts	3,547,886	2,041,863
Related party convertible notes payable and accrued interest, net of unamortized discounts	1,880,291	-
Derivative liabilities	517,055	-
Inventory purchase commitment	-	48,054

Total current liabilities	8,908,556	5,415,159

TOTAL LIABILITIES	8,908,556	5,415,159

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 209,612,511 and 197,861,157 shares issued and outstanding at May 31, 2013 and August 31, 2012, respectively	209,613	135,461
Additional paid-in capital	48,479,389	45,226,793
Prepaid services paid in common stock	(440,627)	(275,000)
Accumulated deficit	(52,973,159)	(45,015,115)

Total stockholders' equity (deficit)	(4,724,784)	72,139

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,183,772	$5,487,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2013 and 2012

(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Net revenue
Devices	$643,696	$96,543	$1,260,828	$318,631
Services	111,483	37,173	294,063	49,809

Total net revenue	755,179	133,716	1,554,891	368,440

Cost of revenue
Devices	710,459	80,956	1,205,097	287,014
Services	120,849	77,459	327,363	189,923
Other	297,277	102,807	623,137	379,278

Total cost of revenue	1,128,585	261,222	2,155,597	856,215

Gross loss	(373,406)	(127,506)	(600,706)	(487,775)

Operating expenses
General and administrative	486,947	399,313	1,539,039	1,109,434
Officer compensation	253,835	237,375	798,465	1,025,734
Professional fees	1,004,725	579,720	1,861,706	1,828,842
Rent	19,202	19,202	57,931	57,607
Research and development	112,511	-	257,797	546,075
Salaries and wages	73,252	91,794	224,453	117,519
Loss on asset impairment	-	-	455,916	-

Total operating expenses	1,950,472	1,327,404	5,195,307	4,685,211

Net operating loss	(2,323,878)	(1,454,910)	(5,796,013)	(5,172,986)

Other income (expense)
Financing costs	(96,634)	(48,000)	(456,734)	(78,971)
Amortization of beneficial conversion feature	(85,530)	-	(219,669)	-
Amortization of deferred financing costs	(39,749)	(164,499)	(172,257)	(197,499)
Amortization of debt discount	(53,757)	-	(53,757)	-
Gain (loss) on change in fair value of
derivative liabilities	123,460	-	(517,055)	-
Interest income (expense), net	(107,734)	(162,837)	(220,611)	(203,904)
Gain on debt settlement	-	-	-	580,598
Loss on debt extinguishment	(521,820)	-	(521,820)	-
Gain on asset disposal	631	-	631	-
Foreign currency gain (loss), net	(400)	(26)	41	(17)

Total other income (expense)	(781,533)	(375,362)	(2,161,231)	100,207

Net loss before income taxes	(3,105,411)	(1,830,272)	(7,957,244)	(5,072,779)

Provision for income taxes	-	-	800	800

Net Loss	$(3,105,411)	$(1,830,272)	$(7,958,044)	$(5,073,579)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Basic - Earnings (loss) per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Basic - Weighted Average Number of Shares Outstanding	207,493,355	193,616,857	203,331,478	192,609,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2013 and 2012

(Unaudited)

	For the nine months ended
	May 31, 2013	May 31, 2012
Cash Flows from Operating Activities
Net loss	$(7,958,044)	$(5,073,579)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on asset disposal	(631)	-
Loss on change in fair value of derivative liabilities	517,055	-
Loss on asset impairment	455,916	-
Loss on debt extinguishment	521,820	-
Recognition of loss on inventory purchase commitment	-	(186,113)
Provision for doubtful accounts and sales returns	(31,343)	-
Provision for inventory reserve	206,120	-
Depreciation and amortization	85,619	122,007
Amortization of beneficial conversion feature	219,669	-
Amortization of prepaid services paid-in common stock	877,706	493,333
Amortization of deferred financing costs	172,257	-
Amortization of debt discount	53,757	-
Common stock issued for services	742,668	770,000
Warrants issued for services	99,873	3,761
Options issued for services	-	461,495
Stock based compensation	131,341	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	122,501	(333,871)
(Increase) decrease in due from factor	(57,456)	-
(Increase) decrease in inventory	336,690	(4,780,705)
(Increase) decrease in prepaid expenses and other assets	80,829	1,224,598
(Increase) decrease in debt issuance/financing costs	-	(284,000)
(Increase) decrease in deposits	-	2,800,000
Increase (decrease) in accounts payable and accrued expenses	467,546	50,860
Increase (decrease) in accrued compensation	212,849	23,818
Increase (decrease) in deferred revenue	39,207	362,303
Increase (decrease) in accrued interest	156,581	(213,760)

Net cash used in operating activities	(2,547,470)	(4,559,853)

Cash Flows from Investing Activities
Purchase of property and equipment	(146,098)	(255,793)
Additions to patents and trademarks	-	(23,675)

Net cash used in investing activities	(146,098)	(279,468)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	-	(9,423)
Payments for deferred financing costs	(6,000)	-
Proceeds from notes payable	-	500,000
Repayments on notes payable	-	(500,000)
Proceeds from convertible notes payable	1,791,000	1,560,000
Proceeds from related party convertible notes payable	800,000	-
Repayments on related party convertible notes payable	(100,000)	-
Net cash provided by financing activities	2,485,000	1,550,577

Net decrease in cash and cash equivalents	(208,568)	(3,288,744)

Cash and cash equivalents, beginning of period	376,554	3,619,576

Cash and cash equivalents, end of period	$167,986	$330,832

Non-Cash Financing Activities:
Conversion of accrued compensation into convertible notes payable	$996,987	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

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

MAY 31, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K/A of Location Based Technologies, Inc. for the year ended August 31, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2012, included in the Company’s report on Form 10-K/A.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of May 31, 2013, had an accumulated deficit of $52,973,159 and negative working capital of $7,081,568. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MAY 31, 2013

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at May 31, 2013 and August 31, 2012 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the three months ended May 31, 2013, revenue from the Company’s largest customer amounted to $491,882 or 66% of total net revenue. For the nine months ended May 31, 2013, revenue from the Company’s largest customer amounted to $882,569 or 57% of total net revenue. Accounts receivable from this customer amounted to $1,517 or 1.5% of total accounts receivable at May 31, 2013.

For the three months ended May 31, 2012, revenue from the Company’s largest customer amounted to $12,594 or 10% of total net revenue. For the nine months ended May 31, 2012, revenue from one of the Company’s customers amounted to $224,253 or 61% of total net revenue.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of May 31, 2013 the allowance for doubtful accounts amounted to $3,000. As of August 31, 2012 the allowance for doubtful accounts amounted to $304,597 and was related to the LoadRack consulting project.

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of May 31, 2013 and August 31, 2012 the allowance for sales returns amounted to $0 and $34,343, respectively.

Due From Factor

On February 27, 2013, the Company entered into a financing arrangement with a commercial factor, (the “Factor”) whereby the Factor agreed to purchase and the Company agreed to sell all of the accounts receivable generated as the result of device sales to AT&T. The Factor initially advances forty percent (40%) of the amount of each AT&T account receivable, and the remaining sixty percent (60%) of the account receivable is paid (minus the Factor’s interest and fees) once AT&T remits payment in full for the invoice. Under the terms of the Agreement, the Factor has a first lien position on all of the Company's accounts receivable and a third lien position on all other assets. The total amount due from the Factor as of May 31, 2013, totaled $57,456.

                Inventory

Inventories are valued at the lower of cost (firstin, firstout) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lowerofcostormarket ("LCM") adjustment against gross inventory values. The Company recorded an inventory valuation reserve for LCM inventory adjustments amounting to $254,174 as of May 31, 2013. The Company has not recorded an allowance for obsolescence as there are no issues with obsolescence as of May 31, 2013. In addition, a portion of the inventory totaling $1,350,000 is classified as a noncurrent asset at May 31, 2013 (see Note 2).

Net losses on firm purchase commitments for inventory are recognized in accordance with FASB ASC 330 – Inventory, whereby losses arising from firm, uncancelable and unhedged commitments for the future purchase of inventory items are recognized in the current period. During the year ended August 31, 2011, the Company recognized losses and a related liability from inventory purchase commitments totaling $685,500. As of May 31, 2013 and August 31, 2012, the liability from inventory purchase commitments amounted to $0 and $48,054, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the nine months ended May 31, 2013, the Company recorded an impairment of certain patents amounting to $455,916.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of May 31, 2013 and August 31, 2012, the Company capitalized $753,715 for patent related expenditures. As of May 31, 2013 and August 31, 2012, the Company capitalized $59,470 for trademark related expenditures. Accumulated amortization on intangible assets was $70,593 and $20,493 at May 31, 2013, and August 31, 2012.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $16,938 and $1,575 for the three months ended May 31, 2013 and 2012, respectively. Amortization expense totaled $50,100 and $4,692 for the nine months ended May 31, 2013 and 2012, respectively.

Deferred Revenue

Deferred revenue is a liability related to a revenue producing activity for which revenue has not yet been recognized. As of May 31, 2013 and August 31, 2012, deferred revenue amounted to $55,746 and $16,539, respectively, and consisted of deposits on device orders and prepaid service revenue from subscribers.

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

MAY 31, 2013

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

MAY 31, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. For the nine months ended May 31, 2013 and 2012, the Company incurred $420,023 and $255,522 of advertising costs, respectively. For the three months ended May 31, 2013 and 2012, the Company incurred $51,327 and $129,231, respectively.

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

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The fair value of stock options granted is amortized on a straight-line basis over the vesting periods. For the three months ended May 31, 2013 and 2012, stock-based compensation expense associated with stock options totaled $30,122 and $0, respectively. For the nine months ended May 31, 2013 and 2012, stock-based compensation expense associated with stock options totaled $108,391 and $0, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum California state income tax in its provision for income taxes for the nine months ended May 31, 2013 and 2012.

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

Diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of 3,037,500 stock options and 12,456,715 warrants issued by the Company. As of August 31, 2012, dilutive potential common shares primarily consist of 2,562,500 stock options and 8,958,302 warrants issued by the Company. These potential common shares are excluded from diluted loss per share as their effect would be anti-dilutive.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

2.             INVENTORY

Inventory at May 31, 2013 and August 31, 2012 consisted of the following:

	May 31, 2013	August 31, 2012
Current:
Packaging supplies	$-	$7,859
Device components	401,415	452,298
Finished goods	1,244,861	1,522,809
Inventory valuation reserve	(254,174)	-
Inventories, current	$1,392,102	$1,982,966

Noncurrent:
Device components	$1,200,000	$1,200,000
Finished goods	150,000	150,000
Inventories, noncurrent	$1,350,000	$1,350,000

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components and finished goods within the next year. Inventories totaling $1,350,000 which may not be realized within a 12-month period have been reclassified as long-term as of May 31, 2013 and August 31, 2012.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

3.             PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2013 and August 31, 2012 consisted of the following:

	May 31, 2013	August 31, 2012
Machinery and equipment	$214,854	$55,965
Computer software (mobile apps)	66,999	83,999
Computer software (internal)	51,263	51,263
Computer and video equipment	19,756	17,632
Office furniture	24,526	24,526
	377,398	233,385

Less: accumulated depreciation	(143,206)	(109,403)

Total property and equipment	$234,192	$123,982

Depreciation expense for the nine months ended May 31, 2013 and 2012 amounted to $35,519 and $117,314, respectively.

4.             RELATED PARTY TRANSACTIONS

Services Provided

A relative of the Chief Operating Officer provides bookkeeping and accounting services to the Company for $3,000 per month. During the nine months ended May 31, 2013 and 2012, bookkeeping and accounting fees for this related party totaled $27,000 and $22,500, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

4.             RELATED PARTY TRANSACTIONS (Continued)

Services Provided (Continued)

On March 30, 2011, the Company entered into an Employment Letter of Intent (“LOI”) with a relative of the Company’s CEO and President, to act as Vice President of Customer Service. Under the terms of the LOI, the related party is paid compensation of $10,000 per month and 250,000 shares of the Company’s common stock as a signing bonus. The common stock was valued at $42,500 on the award date. On March 15, 2012, the Company entered into an Executive Employment Agreement with the related party. Under the terms of Executive Employment Agreement, the related party is paid compensation of $12,500 per month plus sales commissions and is entitled to earn up to 1,500,000 stock options that vest upon achieving certain milestones. During the nine months ended May 31, 2013, total compensation under these related party agreements totaled $152,089.

West Coast Customs

In July 2012, an officer of the Company entered into a Subscription Agreement with West Coast Customs ("WCC") to acquire an approximate 1.5% ownership of WCC. The Company and WCC are under a Manufacturing and Trademark License Agreement for co-branding of the PocketFinder® products.

5.             CONVERTIBLE NOTES PAYABLE

$25,000 Promissory Note

On June 28, 2011, the Company entered into a promissory note agreement for $25,000 to be repaid by June 27, 2012. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.25 per share. On December 18, 2012, the promissory note agreement maturity date was extended to June 27, 2013, and accrued interest totaling $3,733 was converted into principal.

The amended conversion rate of $0.20 per share was below the market value of $0.25 per share resulting in a beneficial conversion feature in the amount of $7,183, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $5,879 for the nine months ended May 31, 2013.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

$25,000 Promissory Note (Continued)

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $27,429 and $1,220, respectively.

JMJ Financing

On March 16, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $555,000 consisting of $500,000 of principal and $55,000 of prepaid interest, and “V warrants” to purchase 869,565 shares of the Company’s common stock. Under the terms of the Note, $555,000 of principal and interest shall be repaid by September 16, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 869,565 shares of common stock at $0.23 per share. The warrants expire on March 16, 2017. Under the terms of the SPA, $200,000 was allocated for the purchase of the warrants and the remaining $300,000 was allocated for the Note. As of May 31, 2013, the note payable balance and accrued interest totaled $555,000 and $66,600, respectively.

On September 16, 2012, the Company did not extend the due date of the $555,000 Promissory Note Agreement with JMJ Financial. As such, the Company is in default in the payment of the principal and unpaid accrued interest and the note holder is able to convert unpaid principal and accrued interest into shares of the Company’s common stock.

In accordance with ASC 815 – Derivatives and Hedging, the Company determined that the conversion feature of the Note met the criteria of an embedded derivative, and therefore the conversion feature of this Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the default date when the Note became convertible using the Black-Scholes model. As such, on the default date, the Company recorded the conversion options as a liability and recorded a loss in the value of the derivative liability of $191,062. For the nine months ended May 31, 2013, the Company recorded a loss for the change in fair value of the derivative liability in the amount of $259,697 due to the fluctuation in the current market prices.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing (Continued)

On April 18, 2012, the Company entered into a Promissory Note Agreement (“Note”) for $620,000 consisting of $560,000 of principal and $60,000 of prepaid interest. Under the terms of the Note, $620,000 of principal and interest shall be repaid by July 18, 2012. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. As of May 31, 2013, $310,000 of the principal balance was repaid and the remaining $310,000 principal balance and $18,600 of accrued interest was converted into 2,088,465 shares of the Company’s common stock. As of May 31, 2013, there was no note payable balance or accrued interest owed.

On May 1, 2012, the Company entered into a Securities Purchase Agreement (“SPA”) for $500,000 pursuant to which the Company entered into a Promissory Note Agreement (“Note”) for $550,000 consisting of $500,000 of principal and $50,000 of prepaid interest, and “W warrants” to purchase 1,086,957 shares of the Company’s common stock. Under the terms of the Note, $550,000 of principal and interest shall be repaid by November 1, 2012. If the loan is repaid within the first 90 days, no additional interest shall be charged. If the Company extends the loan beyond the first 90 days, an additional 12% interest shall be charged for the next 90 days. The Note contains a maturity date default provision whereby the greater of a predetermined conversion amount or 130% of the principal and 100% of the accrued interest is due if the note is not repaid by the due date. The Note can be converted into the Company’s common stock at the end of the term only if the principal and interest are not repaid based upon the conversion price formula. The warrants permit for the purchase of 1,086,957 shares of common stock at $0.23 per share. The warrants expire on May 1, 2017. Under the terms of the SPA, $250,000 was allocated for the purchase of the warrants and the remaining $250,000 was allocated for the Note. As of May 31, 2013, the note payable balance and accrued interest totaled $550,000 and $66,000, respectively.

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

MAY 31, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

JMJ Financing (Continued)

In accordance with ASC 815 – Derivatives and Hedging, the Company determined that the conversion feature of the Note met the criteria of an embedded derivative, and therefore the conversion feature of this Note needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the default date when the Note became convertible using the Black-Scholes model. As such, on the default date, the Company recorded the conversion options as a liability and recorded a loss in the value of the derivative liability of $208,348. For the nine months ended May 31, 2013, the Company recorded a loss for the change in fair value of the derivative liability in the amount of $257,358 due to the fluctuation in the current market prices.

$300,000 Unsecured Convertible Promissory Note

On June 28, 2012, the Company entered into an unsecured convertible promissory note agreement for $300,000 to be repaid by June 28, 2013. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.42 per share resulting in a beneficial conversion feature in the amount of $120,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $89,753 for the nine months ended May 31, 2013.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $291,123 and $27,781, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

$50,000 Unsecured Convertible Promissory Note

On July 9, 2012, the Company entered into an unsecured convertible promissory note agreement for $50,000 to be repaid by July 9, 2013. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $18,333, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $13,712 for the nine months ended May 31, 2013.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $48,091 and $4,479, respectively.

$25,000 Unsecured Convertible Promissory Note

On July 9, 2012, the Company entered into an unsecured convertible promissory note agreement for $25,000 to be repaid by July 9, 2013. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $9,167, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $6,856 for the nine months ended May 31, 2013.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $24,046 and $2,240, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

$27,500 Unsecured Convertible Promissory Note

On July 9, 2012, the Company entered into an unsecured convertible promissory note agreement for $27,500 to be repaid by July 9, 2013. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.41 per share resulting in a beneficial conversion feature in the amount of $10,083, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $7,542 for the nine months ended May 31, 2013.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $26,450 and $2,464, respectively.

$50,000 Unsecured Convertible Promissory Note

On July 13, 2012, the Company entered into an unsecured convertible promissory note agreement for $50,000 to be repaid by July 13, 2013. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.40 per share resulting in a beneficial conversion feature in the amount of $16,667, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $12,466 for the nine months ended May 31, 2013.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $48,082 and $4,425, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

$100,000 Unsecured Convertible Promissory Note

On July 13, 2012, the Company entered into an unsecured convertible promissory note agreement for $100,000 to be repaid by July 13, 2013. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.30 per share.

The conversion rate of $0.30 per share was below the market value of $0.40 per share resulting in a beneficial conversion feature in the amount of $33,333, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $24,932 for the nine months ended May 31, 2013.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $96,164 and $8,849, respectively.

$1,000,000 Secured Convertible Promissory Note

On November 28, 2012, the Company entered into a Securities Purchase Agreement and related Secured Convertible Promissory Note (“Note”) for up to $1,000,000 to be repaid by April 13, 2013. The note bears interest at 8% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. The Note is secured by a collateralized security interest granted in a patent owned by the Company.

On April 29, 2013, the Note was amended to extend the maturity date to December 30, 2013. In connection with the note extension, 3,000,000 “AA warrants” were awarded resulting in a debt extinguishment loss totaling $521,820 (see Note 10).

As of May 31, 2013, the note payable balance and accrued interest totaled $1,000,000 and $37,666, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

$1,000,000 Secured Convertible Promissory Note

On December 10, 2012, the Company entered into a Securities Purchase Agreement and related Secured Convertible Promissory Note (“Note”) for up to $1,000,000 to be repaid by June 30, 2013. The note bears interest at 8% per annum and may be converted into shares of the Company’s common stock at $0.25 per share. The Note is secured by a collateralized security interest granted in a patent owned by the Company.

On January 28, 2013, but effective as of December 10, 2012, the Note was amended to extend the maturity date to July 30, 2013 and change the conversion rate to $0.20 per share. As of May 31, 2013, the Company received $25,000 of the Note proceeds.

The amended conversion rate of $0.20 per share was below the market value of $0.30 per share resulting in a beneficial conversion feature in the amount of $12,500, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $8,239 for the nine months ended May 31, 2013.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $20,739 and $636, respectively.

$41,000 Unsecured Convertible Promissory Note

On February 5, 2013, the Company entered into an unsecured convertible promissory note agreement for $41,000 to be repaid by February 5, 2014. The note bears interest at 10% per annum and the note may be converted into shares of the Company’s common stock at $0.20 per share.

The conversion rate of $0.20 per share was below the market value of $0.24 per share resulting in a beneficial conversion feature in the amount of $8,200, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $2,606 for the nine months ended May 31, 2013.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $35,406 and $1,303, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

$500,000 Unsecured Convertible Promissory Note

On March 25, 2013, the Company entered into an unsecured convertible promissory note agreement for $500,000 to be repaid by March 25, 2014. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. In addition, the note holder received a warrant to purchase one million shares of common stock at $0.20 valued at $164,022 on the award date (see Note 10). The issuance of warrants resulted in a debt discount of $123,506 that is amortized over the life of the loan.

As of May 31, 2013, the note payable balance, net of the debt discount, and accrued interest totaled $407,370 and $9,315, respectively.

$75,000 Unsecured Convertible Promissory Note

On March 19, 2013, the Company entered into an unsecured convertible promissory note agreement for $75,000 to be repaid by March 19, 2014. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. In addition, the note holder received a warrant to purchase 150,000 shares of common stock at $0.20 valued at $24,617 on the award date (see Note 10). The issuance of warrants resulted in a debt discount of $18,534 that is amortized over the life of the loan.

As of May 31, 2013, the note payable balance, net of the debt discount, and accrued interest totaled $61,100 and $1,335, respectively.

$100,000 Unsecured Convertible Promissory Note

On April 15, 2013, the Company entered into an unsecured convertible promissory note agreement for $100,000 to be repaid by April 15, 2014. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. In addition, the note holder received a warrant to purchase 200,000 shares of common stock at $0.20 valued at $30,731 on the award date (see Note 10). The issuance of warrants resulted in a debt discount of $23,507 that is amortized over the life of the loan.

As of May 31, 2013, the note payable balance, net of the debt discount, and accrued interest totaled $80,411 and $1,260, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

5.             CONVERTIBLE NOTES PAYABLE (Continued)

$25,000 Unsecured Convertible Promissory Note

On April 10, 2013, the Company entered into an unsecured convertible promissory note agreement for $25,000 to be repaid by April 10, 2014. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. In addition, the note holder received a warrant to purchase 50,000 shares of common stock at $0.20 valued at $7,699 on the award date (see Note 10). The issuance of warrants resulted in a debt discount of $5,886 that is amortized over the life of the loan.

As of May 31, 2013, the note payable balance, net of the debt discount, and accrued interest totaled $20,095 and $356, respectively.

$25,000 Unsecured Convertible Promissory Note

On April 10, 2013, the Company entered into an unsecured convertible promissory note agreement for $25,000 to be repaid by April 10, 2014. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. In addition, the note holder received a warrant to purchase 50,000 shares of common stock at $0.20 valued at $7,698 on the award date (see Note 10). The issuance of warrants resulted in a debt discount of $5,886 that is amortized over the life of the loan.

As of May 31, 2013, the note payable balance, net of the debt discount, and accrued interest totaled $20,095 and $356, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

6.             CONVERTIBLE NOTES PAYABLE – RELATED PARTY

$400,000 Unsecured Convertible Promissory Note

On September 10, 2012, the Company entered into an unsecured convertible promissory note agreement with a board member for $400,000 to be repaid by September 10, 2013. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. In addition, the Company issued 400,000 shares of common stock valued at $88,000 on the award date

The conversion rate of $0.20 per share was below the market value of $0.22 per share resulting in a beneficial conversion feature in the amount of $40,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $29,425 for the nine months ended May 31, 2013.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $389,534 and $29,479, respectively.

$100,000 Unsecured Convertible Promissory Note

On November 1, 2012, the Company entered into an unsecured convertible promissory note agreement with a board member for $100,000 to be repaid by November 1, 2013. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. In addition, the Company issued 100,000 shares of common stock valued at $17,000 on the award date.

As of May 31, 2013, the note payable balance and accrued interest totaled $100,000 and $5,808, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

6.             CONVERTIBLE NOTES PAYABLE – RELATED PARTY (Continued)

$200,000 Unsecured Convertible Promissory Note

On January 31, 2013, the Company entered into an unsecured convertible promissory note agreement with a board member for $200,000 to be repaid by February 1, 2014. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. In addition, the Company issued 200,000 shares of common stock valued at $48,000 on the award date.

The conversion rate of $0.20 per share was below the market value of $0.24 per share resulting in a beneficial conversion feature in the amount of $40,000, recognized as a discount from the face amount of the convertible note payable and amortized over the term of the note. Amortization expense related to this discount amounted to $13,260 for the nine months ended May 31, 2013.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $173,261 and $6,630, respectively.

$200,000 Unsecured Convertible Promissory Note

On March 6, 2013, the Company entered into an unsecured convertible promissory note agreement with a board member for $200,000 to be repaid by March 6, 2014. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. In addition, the note holder received a warrant to purchase 400,000 shares of common stock at $0.20 valued at $65,727 on the award date (see Note 10). The issuance of warrants resulted in a debt discount of $49,470 that is amortized over the life of the loan.

As of May 31, 2013, the note payable balance, net of the unamortized discount, and accrued interest totaled $162,898 and $4,767, respectively.

$996,987 Unsecured Convertible Promissory Notes

On March 13, 2013, the Company converted $996,987 of deferred compensation owed to five employees and one consultant into unsecured convertible promissory notes to be repaid by March 13, 2014. The notes bear interest at 5% per annum and may be converted into shares of the Company’s common stock at $0.20 per share.

As of May 31, 2013, the notes payable balance and accrued interest totaled $996,987 and $10,927, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

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

As of May 31, 2013, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $9,042, respectively. As of August 31, 2012, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $5,597, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

8.             COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term. The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for the nine months ended May 31, 2013 and 2012 totaled $57,931 and $57,607, respectively.

As of May 31, 2013, the future minimum lease payments are as follows:

For the Years Ending:
May 31, 2014	$81,484
May 31, 2015	85,937
May 31, 2016	7,193

Total	$174,614

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

MAY 31, 2013

9.             EQUITY (Continued)

Common Stock (Continued)

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

MAY 31, 2013

9.             EQUITY (Continued)

Common Stock (Continued)

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

MAY 31, 2013

9.             EQUITY (Continued)

Common Stock (Continued)

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

In December 2012, the Company issued 62,068 shares of common stock in connection with a cashless exercise of 200,000 “Series T” warrants at an exercise price of $0.20 per share.

In February 2013, the Company issued 1,000,000 shares of common stock to two consultants in exchange for capital markets advisory services. The shares were valued at $320,000, which represents the fair market value of the shares provided on the award date.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

9.             EQUITY (Continued)

Common Stock (Continued)

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

In March 2013, the Company issued 4,000,000 shares of common stock to four consultants in exchange for capital markets advisory services. The shares were valued at $810,000, which represents the fair market value of the shares provided on the award date.

In March 2013, the Company issued 200,000 shares of common stock to four of the Company’s directors in exchange for serving on the board of directors. The shares were valued at $40,000, which represents the fair market value of the shares provided on the award date.

In March 2013, the Company issued 50,000 shares of common stock to a consultant in exchange accounting related advisory services. The shares were valued at $8,000, which represents the fair market value of the shares provided on the award date.

In March 2013, the Company issued 1,550,821 shares of common stock for the conversion of accrued finder’s fees and accounts payable totaling $260,918. The accrued finder’s fees and accounts payable were converted on the basis of $0.17 per share.

Prepaid Services Paid In Common Stock

In August 2012, the Company issued 1,000,000 shares of common stock to a consultant for business development and sales representative services valued at $300,000 on the award date to be amortized from August 1, 2012 to August 1, 2013. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $50,000 at May 31, 2013.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

9.             EQUITY (Continued)

Prepaid Services Paid In Common Stock (Continued)

In September 2012, the Company issued 750,000 shares of common stock to a consultant for business development and sales representative services valued at $172,500 on the award date to be amortized from September 1, 2012 to September 1, 2013. Unamortized prepaid services paid in common stock related to such stock issuance amounted to $43,125 at May 31, 2013.

In December 2012, the Company issued 1,000,000 shares of common stock to two consultants for capital markets advisory services valued at $320,000 on the award date to be amortized from December 12, 2012 to December 31, 2013. Unamortized prepaid services paid in common stock related to such stock issuances amounted to $173,335 at May 31, 2013.

In March 2013, the Company issued 2,000,000 shares of common stock to three consultants for capital markets advisory and business development services valued at $410,000 on the award date to be amortized from March 12, 2013 to December 12, 2013. Unamortized prepaid services paid in common stock related to such stock issuances amounted to $174,166 at May 31, 2013.

Warrants

Warrants to purchase up to 12,456,715 shares of the Company’s common stock are outstanding at May 31, 2013 (see Note 10).

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

9.             EQUITY (Continued)

Stock Incentive Plan (Continued)

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

There were 18,500,000 incentive stock options granted under the 2007 Plan as of May 31, 2013 (see Note 10.)

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

On January 12, 2012, the Company granted options under the 2007 Plan to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share in accordance with the Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreements. All options vest upon a change of control of the Company. The options expire on January 12, 2017. As of May 31, 2013, there were 1,500,000 options that were vested and presently exercisable. No options were exercised as of May 31, 2013.

On March 15, 2012, the Company granted options under the 2007 Plan to two officers of the Company to purchase 2,000,000 common shares at $0.31 per share in accordance with Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreement. All options vest upon a change of control of the Company. The options expire on March 15, 2017. As of May 31, 2013, there were 425,000 options that were vested and presently exercisable. No options were exercised as of May 31, 2013.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

10.          STOCK OPTIONS AND WARRANTS (Continued)

On March 15, 2012, the Company granted options under the 2007 Plan to two employees to purchase 4,500,000 common shares at $0.31 per share in accordance with Executive Employment Agreements. Options to purchase shares are vested upon achieving certain milestones under the Executive Employment Agreement. All options vest upon a change of control of the Company. The options expire on March 15, 2017. As of May 31, 2013, there were 1,112,500 options that were vested and presently exercisable. No options were exercised as of May 31, 2013.

Warrants

On December 16, 2009, the Company agreed to issue “Series R” warrants to certain consultants to purchase 240,000 common shares at $0.68 per share in exchange for consulting services related to technology and product development and legal advisory services. The warrants expire on December 16, 2014. The fair value of the warrants using the Black-Scholes option pricing model amounted to $152,801. In August 2011, a “Series R” warrant to purchase 25,000 common shares was cancelled. No warrants were exercised as of May 31, 2013.

On December 17, 2010, the Company issued “Series S” warrants to the Silicon Valley Bank loan personal guarantor to purchase 3,600,000 common shares at $0.20 per share in connection with the Financing Agreement dated December 1, 2010. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $926,900. No warrants were exercised as of May 31, 2013.

On December 17, 2010, the Company issued “Series S” warrants to a consultant to purchase 500,000 common shares at $0.20 per share for finder’s fees in connection with a debt issuance. The warrants expire on December 14, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $128,736. No warrants were exercised as of May 31, 2013.

On July 29, 2011, the Company issued "Series T" warrants to purchase 1,787,500 common shares at $0.20 per share to placement agents in connection with the private placement. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $837,664. There were 310,000 warrants exercised as of May 31, 2013.

On August 31, 2011, the Company issued “Series U” warrants to Silicon Valley Bank to purchase 300,000 common shares at $0.20 per share in connection with the private placement success fee. The warrants expire on July 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $140,587. No warrants were exercised as of May 31, 2013.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

10.          STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

On March 1, 2012, the Company issued “Series X” warrants to a consultant to purchase 57,693 common shares at $0.26 per share for marketing and promotional services provided to the Company. The warrants expire on March 1, 2015. The fair value of the warrants using the Black-Scholes option pricing model amounted to $3,761. No warrants were exercised as of May 31, 2013.

On March 16, 2012, the Company issued “Series V” warrants to JMJ Financial to purchase 869,565 common shares at $0.23 per share for cash proceeds of $200,000 under a Stock Purchase Agreement. The warrants expire on March 16, 2017. No warrants were exercised as of May 31, 2013.

On May 1, 2012, the Company issued “Series W” warrants to JMJ Financial to purchase 1,086,957 common shares at $0.23 per share for cash proceeds of $250,000 under a Stock Purchase Agreement. The warrants expire on May 1, 2017. No warrants were exercised as of May 31, 2013.

On October 15, 2012, the Company issued a “Series Y” warrant to purchase 500,000 common shares at $0.20 per share to a consultant in exchange for accounting advisory services provided to the Company. The warrant expires on October 15, 2017. The fair value of the warrants using the Black-Scholes option pricing model amounted to $99,873. No warrants were exercised as of May 31, 2013.

From March 6, 2013 to April 15, 2013, the Company issued “Series Z” warrants to six note holders to purchase 1,850,000 common shares at $0.20 per share in connection with debt issuances. The warrants expire on March 25, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $300,494. The relative value allocated to the warrants amounted to $226,789. No warrants were exercised as of May 31, 2013.

On April 29, 2013, the Company awarded “Series AA” warrants to a note holder to purchase 3,000,000 common shares at $0.20 per share in connection with a debt extension. The warrants expire on April 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $521,820. No warrants were exercised as of May 31, 2013.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

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

The components of the Company’s deferred tax asset as of May 31, 2013 and August 31, 2012 are as follows:

	May 31, 2013	August 31, 2012
Net operating loss carry forward and deductible temporary differences	$17,732,000	$14,762,000
Valuation allowance	(17,732,000)	(14,762,000)

Net deferred tax asset	$-	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

	May 31, 2013	August 31, 2012
Federal tax at statutory rate	34.00%	34.00%
State income tax net of federal benefit	5.83%	5.83%
Valuation allowance	(39.83% )	(39.83% )

	-	-

The Company’s valuation allowance increased by $5,874,000 for the nine months ended May 31, 2013.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

11.          PROVISION FOR INCOME TAXES (Continued)

As of May 31, 2013 and August 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $44,520,000 and $37,063,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of May 31, 2013 and August 31, 2012, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2009 and by state taxing authorities for tax years prior to 2008.

12.          SUBSEQUENT EVENTS

On June 1, 2013, the Company converted $28,750 of deferred compensation owed to four employees into unsecured convertible promissory notes. The notes bear interest at 5% per annum and may be converted into shares of the Company’s common stock at $0.17 per share.

On June 20, 2013, the Company entered into an unsecured convertible promissory note agreement with a board member for $100,000 to be repaid by June 21, 2014. The note bears interest at 10% per annum and may be converted into shares of the Company’s common stock at $0.20 per share. In addition, the Company agreed to issue a warrant to purchase 200,000 shares of common stock at $0.20.

As of July 10, 2013, the Company extended the due dates on seven promissory notes totaling $577,500 maturing from June 28, 2013 to July 13, 2013. In connection with these note extensions, the Company agreed to issue 1,155,000 shares of common stock.

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

Our Business.  The Company designs, develops, and sells Consumer and Commercial GPS tracking solutions based on the worldwide GSM network. Consumer products are primarily intended to be used by people who need to locate portable assets, vehicles, pets, and other people who are unable to use a cell phone to communicate their location (such as children, seniors or people with special needs).  Commercial products are marketed to businesses of all sizes and governmental organizations that need to track vehicles, mobile equipment, portable assets and workers.

Commercial products are sold under the LBT brand and include the LBT-886 (“886”) and the LBT Vehicle Tracker. The LBT-886 is a compact, rugged, long-lasting location device that enables a user to locate and track any person or mobile asset at any time from almost anywhere using A-GPS and GPRS technologies.  Battery life of the LBT-886 typically ranges from 21 days to 3 months depending upon environmental and usage factors. We recently received FCC and IC approval for the LBT-886 and we are currently in the process of obtaining network approval.

The LBT Vehicle Tracker has similar form-factor as the PocketFinder Vehicle device with the additional capability to accommodate a 3 to 7 wire harness. The wiring harness can increase the device’s functionality by adding capabilities such as temperature, light and humidity monitoring, engine on/off monitoring and engine kill capability or lone worker Emergency Alert features.

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

All of our devices are made in the USA and come standard with an AT&T SIM card, which enables them to roam internationally on the AT&T network in the following countries:  Mexico, Argentina, Australia, Brazil, Caribbean, Chile, China, Colombia, India, Japan, New Zealand, Singapore, Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Luxembourg, Malta, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the United Kingdom.  Roaming charges can be up to $29.95 per month.

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

We are constantly upgrading our PocketFinder device software and the back end, both of which directly impact the user’s experience by providing additional features and increased functionality.  The software updates for all of our products are delivered over the air, which allows every customer to receive the latest version of our PocketFinder firmware simply by placing their device in a charger.

On the hardware side, we have begun development of a 3G PocketFinder which may be available for sale before the end of 2013. Having a 3G consumer device will enable us to sell PocketFinders and Pet finders into markets that predominately operate on the 3G network, like Canada and Australia.

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

We are also developing three new devices based on the LBT-886 chassis. The first is a variant of the 886, which can transmit its location data using either a GSM network or a satellite network.  The second is a “lone worker” GPS device, which is equipped with a panic button so a person can communicate safety or danger by pushing a button. The third is a GPS device which senses and reports external data such as temperature, humidity and light. We believe the expansion of the 886 product line will be particularly attractive to companies and organizations that are currently testing our products, including the US military, mining companies and governmental organizations with lone worker programs. We anticipate these devices will be ready for production later this calendar year.

Consumer Sales Channels.  In the US, our PocketFinder family of products can be found at the following online locations: Apple.com, Amazon.com, Walmart.com, Brookstone.com, the US Coast Guard Exchanges, Crutchfield.com and our www.pocketfinder.com website.  The PocketFinder product can also be found in Apple stores in the US and Canada. Additionally, once our new PocketFinder 886 Vehicle device receives network certification, we intend to make the device available for purchase at AT&T’s retail and online stores.

Internationally, our devices are being sold in Mexico, the United Kingdom (the, “UK”) and other European Union countries, Colombia and Ecuador.  In the UK, we have partnered with EE (the largest mobile-to-mobile telecommunications company in the UK) to sell our PocketFinder devices in their flagship stores.  EE recently decided to expand the relationship and sell our PocketFinder and PocketFinder Pet devices on their online store. If the sales initiative is successful, we believe the relationship will expand geographically and could also include the sale of our commercial products. Recent reports show Europe at the forefront of the M2M revolution with revenues from M2M services expected to grow at a compound annual rate of 33% between 2011 and 2016 in a selection of European markets, including Germany, France, Poland, Russia, Sweden and the UK. These are the findings of new research from Frost & Sullivan, which predicts that the number of SIM connections will rise to 75 million in 2016, with the UK emerging as the biggest market and Germany a close second. The market-research company also reports that Europe’s mobile network operators are looking to expand their M2M portfolios to profit from applications rather than just connectivity.

In Asia, Apple has invited us to sell PocketFinder devices in their Singapore, China, Hong Kong, Australia and New Zealand stores and Online.  We are in the process of exploring opportunities and expect to make our devices available for sale in these regions.

Commercial Sales Channels.  Our commercial sales have been ramping steadily since the launch of our business solutions platform last August.  We continue to acquire approximately one new business customer every day, and we expect this segment of our business to continue to grow rapidly over the next 18 months.  In October 2012, we received a purchase order from AT&T for our LBT-886 devices which was fulfilled in March and April of 2013. This initial order for devices is being used internally by AT&T to keep track of some of their emergency response mobile assets.  Our relationship with AT&T has the potential to significantly expand over the next 24 months as AT&T looks to place tracking units on more of its mobile assets.

In February of this year, the military concluded its testing of the LBT-886 and the device received final military approval.  We have been negatively impacted by the sequester but we believe we could receive orders from the military sometime this calendar year.

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

Revenues.  Our revenue this quarter was $755,179 which represents a 28% increase from last quarter.  Revenue for the nine months ended May 31, 2013 was $1,554,891.  Approximately 57% of revenue for the nine months ended May 31, 2013 is from the AT&T order.

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

Our Intellectual Property Investment.  We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover many aspects of the PocketFinder, its operating system and user interface.  We expanded and filed additional claims this fiscal year that cover new aspects of the PocketFinder People device, its operating system and user interface.  Our intellectual property portfolio includes 34 issued US patents, 11 pending US patents, 7 pending foreign patents, 6 PCT filings, 17 registered trademarks and 4 Madrid protocol trademark cases.

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

RESULTS OF OPERATIONS

For the three months ended May 31, 2013 as compared to the three months ended May 31, 2012.

Revenue.  For the three months ended May 31, 2013, we generated $755,179 of net revenue as compared to $133,716 of net revenue for the three months ended May 31, 2012.  Net revenue for the three months ended May 31, 2013, consisted of $643,696 from the sales of PocketFinder devices and $111,483 from monthly subscription service income.

Cost of Revenue.  For the three months ended May 31, 2013, cost of revenue totaled $1,128,585 resulting in a negative gross margin of $373,406 or 49% as compared to a negative gross margin of $127,506 or 95% for the three months ended May 31, 2012.  Cost of revenue for the three months ended May 31, 2013, included approximately $392,000 of physical inventory adjustments related to repackaging PocketFinder products carried in Apple stores as well as adjustments related to increasing the lower of cost or market inventory reserve. In addition, the negative gross margin was more favorable during the three months ended May 31, 2013, as a result of device sales to AT&T and an increased margin on device sales.

Operating Expenses.  For the three months ended May 31, 2013, our total operating expenses were $1,950,472 as compared to total operating expenses of $1,327,404 for the three months ended May 31, 2012.  Operating expenses increased by $623,067 or 47% in 2013 from 2012.  The increase in operating expenses is primarily attributed to the following fluctuations:

●

An $87,634 increase in general and administrative expenses to $486,947 for the three months ended May 31, 2013, as compared to $399,313 for the three months ended May 31, 2012.  The increase in general and administrative expenses in 2013 as compared to 2012 is primarily due to increased advertising and marketing fees to market our products and increased computer expenses related to our website and development of the PocketFinder apps;

●

A $425,005 increase in professional fees to $1,004,725 for the three months ended May 31, 2013, as compared to $579,720 for the three months ended May 31, 2012.  For the three months ended May 31, 2013, there were numerous consultants engaged in business develop and capital raising activities. Such consultants received $903,956 of stock compensation in exchange for advisory services during the three months ended May 31, 2013; and

●

A $112,511 increase in research and development to $112,511 for the three months ended May 31, 2013, as compared to $0 for the three months ended May 31, 2012, as a result of developing upgrades and enhanced features to our LBT-886 product during the three months ended May 31, 2013.

Other Income/Expenses.  For the three months ended May 31, 2013, we reported net other expense totaling $781,533 that mainly consisted of net interest expense, financing costs, loss on debt extinguishment, amortization of beneficial conversion feature, deferred financing costs, debt discount and loss on the change in the fair value of derivative liabilities as compared to net other income totaling $375,362 for the three months ended May 31, 2012.  The $406,171 increase in net other expense is primarily due to the following:

●

A $48,634 increase in financing costs to $96,634 for the three months ended May 31, 2013, as compared to $48,000 for the three months ended May 31, 2012, is primarily due to factoring fees and finder’s fees on certain notes payable entered into during the quarter;

●

A $85,530 increase in the amortization of beneficial conversion features on notes payable to $85,530 for the three months ended May 31, 2013, as there was no such amortization for the three months ended May 31, 2012;

●

A $124,750 decrease in the amortization of deferred financing costs to $39,749 for the three months ended May 31, 2013, as compared to $164,499 for the three months ended May 31, 2012 as there were more promissory notes with financing costs entered into in 2012;

●	A $53,757 increase in the amortization of debt discount to $53,757 for the three months ended May 31, 2013, as there was no such amortization for the three months ended May 31, 2012;

●

The recognition of a gain due to the change in fair value of derivative liabilities totaling $123,460 during the three months ended May 31, 2013; whereby, there was no such derivative liabilities during the three months ended May 31, 2012;

●	The recognition of a loss on debt extinguishment totaling $521,820 during the three months ended May 31, 2013; whereby, there was no such loss during the three months ended May 31, 2012; and

●

A $55,103 decrease in interest expense to $107,734 for the three months ended May 31, 2013, as compared to $162,837 for the three months ended May 31, 2012 as interest rates were higher on notes payable at May 31, 2012.

Net Loss.  For the three months ended May 31, 2013, we reported a net loss of $3,105,411 as compared to a net loss of $1,830,272 for the three months ended May 31, 2012, due to fluctuations in operating and other expenses as previously discussed.

For the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012.

Revenue.  For the nine months ended May 31, 2013, we generated $1,554,891 of net revenue as compared to $368,440 of net revenue for the nine months ended May 31, 2012.  Net revenue for the nine months ended May 31, 2013, consisted of $1,260,828 from the sales of PocketFinder devices and $294,063 from monthly subscription service income.

Cost of Revenue.  For the nine months ended May 31, 2013, cost of revenue totaled $2,155,597 resulting in a negative gross margin of $600,706 or 39% as compared to a negative gross margin of $487,775 or 132% for the nine months ended May 31, 2012.  Cost of revenue for the nine months ended May 31, 2013, included approximately $461,000 of physical inventory adjustments related to repackaging PocketFinder products carried in Apple stores as well as adjustments related to increasing the lower of cost or market inventory reserve. In addition, the negative gross margin was more favorable during the nine months ended May 31, 2013, as a result of device sales to AT&T and an increased margin on device sales.  We anticipate that our unit cost will be lower as component costs decrease and as our production volumes continue to grow.

Operating Expenses.  For the nine months ended May 31, 2013, our total operating expenses were $5,195,307 as compared to total operating expenses of $4,685,211 for the nine months ended May 31, 2012.  Operating expenses increased by $510,096 or 11% in 2013 from 2012.  The increase in operating expenses is primarily attributed to the following fluctuations:

●

A $429,605 increase in general and administrative expenses to $1,539,039 for the nine months ended May 31, 2013, as compared to $1,109,434 for the nine months ended May 31, 2012.  The increase in general and administrative expenses in 2013 as compared to 2012 is primarily due to increased advertising and marketing fees to market our products and increased computer expenses related to our website and development of the PocketFinder apps;

●

A $227,269 decrease in officer compensation to $798,465 for the nine months ended May 31, 2013, as compared to $1,025,734 for the nine months ended May 31, 2012.  The decrease at May 31, 2013 is primarily attributed to less stock-based compensation as compared to the nine months ended May 31, 2012;

●

A $288,278 decrease in research and development to $257,797 for the nine months ended May 31, 2013, as compared to $546,075 for the nine months ended May 31, 2012, as a result of finalizing our R&D phase for our LBT-886 product;

●

A $106,934 increase in salaries and wages to $224,453 for the nine months ended May 31, 2013, as compared to $117,519 for the nine months ended May 31, 2012 due to the transition of five persons from consultant to employee status; and

●

The recognition of an asset impairment on certain patents totaling $455,916 during the nine months ended May 31, 2013; whereby, there was no such impairment recognized during the nine months ended May 31, 2012.

Other Income/Expenses.  For the nine months ended May 31, 2013, we reported net other expenses totaling $2,161,231 that mainly consisted of net interest expense, financing costs, loss on debt extinguishment, amortization of beneficial conversion feature, deferred financing costs, debt discount and loss on the change in the fair value of derivative liabilities as compared to net other income totaling $100,207 for the nine months ended May 31, 2012.  The $2,261,438 increase in net other expenses is primarily due to the following:

●

A $377,763 increase in financing costs to $456,734 for the nine months ended May 31, 2013, as compared to $78,971 for the nine months ended May 31, 2012, is primarily due to a $20,000 per month increase in the financing fee related to the personal guarantee for the line of credit and for finder’s fees on certain notes payable entered into during the quarter;

●

A $219,669 increase in the amortization of beneficial conversion features on notes payable for the nine months ended May 31, 2013, as there was no such amortization for the nine months ended May 31, 2012;

●

A $25,242 decrease in the amortization of deferred financing costs to $172,257 for the nine months ended May 31, 2013, as compared to $197,499 for the nine months ended May 31, 2012 as there were more promissory notes with financing costs entered into 2012;

●	A $53,757 increase in the amortization of debt discount to $53,757 for the nine months ended May 31, 2013, as there was no such amortization for the nine months ended May 31, 2012;

●

The recognition of a loss due to the change in fair value of derivative liabilities totaling $517,055 during the nine months ended May 31, 2013; whereby, there was no such derivative liabilities during the nine months ended May 31, 2012; and

●	The recognition of a loss on debt extinguishment totaling $521,820 during the nine months ended May 31, 2013; whereby, there was no such loss during the nine months ended May 31, 2012; and

●

The recognition of a gain on debt settlement related to the Gemini promissory notes totaling $580,598 during the nine months ended May 31, 2012; whereby, there was no such gain on debt settlements during the nine months ended May 31, 2013.

Net Loss.  For the nine months ended May 31, 2013, we reported a net loss of $7,958,044 as compared to a net loss of $5,073,579 for the nine months ended May 31, 2012, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $167,986 as of May 31, 2013, as compared to $376,554 as of August 31, 2012.

Accounts receivable, net of allowance for doubtful accounts, totaled $97,115 as of May 31, 2013 as compared to $188,273 as of August 31, 2012.  The majority of accounts receivable at May 31, 2013, consists of amounts due from distributors and wholesalers.

Inventory totaled $2,742,102 as of May 31, 2013, as compared to $3,332,966 as of August 31, 2012 and consisted of $1,601,415 of device components, $1,394,861 of finished goods, net of a $254,174 inventory valuation reserve.  Inventories totaling $1,350,000 which may not be realized within a 12-month period have been classified as long-term as of May 31, 2013 and August 31, 2012.

Prepaid expenses and other assets including deferred financing costs totaled $46,752 as of May 31, 2013, as compared to $127,581 as of August 31, 2012 and consisted of prepaid advisor retainers, insurance, commissions, license fees, and prepaid manufacturing costs.

Deferred financing costs totaled $65,577 as of May 31, 2013, as compared to $59,334 as of August 31, 2012 and consisted of unamortized financing costs in connection with note payable issuances.

As of May 31, 2013, the total of our property and equipment, less accumulated depreciation, was a net value of $234,192 compared to the net value of $123,982 for our property and equipment, less accumulated depreciation, as of August 31, 2012.  The increase is due to machinery and equipment purchases during the nine months ended May 31, 2013.

Other assets, consisted of patents and trademarks, net of amortization, and deposits.  Deposits consisted of the security deposit for our office lease and amounted to $30,000 as of May 31, 2013 and August 31, 2012.  Patents and trademarks, net of amortization, amounted to $742,592 as of May 31, 2013, as compared to $1,248,608 as of August 31, 2012.  We periodically assess our patents and intellectual property for impairment and recorded a $455,916 impairment during the nine months ended May 31, 2013.

Our total assets as of May 31, 2013, were $4,183,772 as compared to our total assets as of August 31, 2012, which were $5,487,298.  The decrease in our total assets between the two periods was primarily due to fluctuations as previously discussed.

As of May 31, 2013, our accounts payable and accrued expenses were $1,685,216 as compared to $1,304,648 as of August 31, 2012.

As of May 31, 2013, deferred compensation was $213,320 as compared to $998,458 as of August 31, 2012 and consisted of amounts due to officers and employees for back pay. In March 2013, approximately $987,000 of deferred compensation was converted into promissory notes.

As of May 31, 2013, deferred revenue was $55,746 as compared to $16,539 as of August 31, 2012 and consisted of deposits on customer orders and prepaid services fees from monthly subscribers.

Convertible notes payable, net of the unamortized discounts, amounted to $3,547,886 as of May 31, 2013, as compared to $1,878,770, net of the unamortized discounts, as of August 31, 2012.  The accrued interest on these convertible notes totaled $236,285 as of May 31, 2013, as compared to $163,093 as of August 31, 2012.  The convertible promissory notes outstanding as of May 31, 2013 are short term, to be repaid out of future operating cash flow.

Related party convertible notes payable, net of the unamortized discounts, amounted to $1,880,291 as of May 31, 2013.  The accrued interest on these related party convertible notes totaled $57,611 as of May 31, 2013.  The related party convertible promissory notes outstanding as of May 31, 2013 are short term, to be repaid out of future operating cash flow.

Derivative liabilities consist of embedded derivatives related to two outstanding short term JMJ convertible promissory notes payable. The fair value of the derivatives as of May 31, 2013, amounted to $517,055.

On January 5, 2011, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $1,000,000 line of credit originally expiring January 5, 2012.  On August 24, 2011, the Loan and Security Agreement was amended by a First Amendment to Loan and Security Agreement to waive existing and pending defaults on loan covenants.  On February 3, 2012, the Loan and Security Agreement was amended by a Second Amendment to Loan and Security Agreement to extend the maturity date to April 4, 2012 and to waive existing and pending defaults on loan covenants.  On April 17, 2012, the Loan and Security Agreement was amended by a Third Amendment to Loan and Security Agreement to extend the maturity date to October 5, 2012 and to waive existing and pending defaults on loan covenants.  On November 19, 2012, but effective as of October 5, 2012, the Loan and Security Agreement was amended by a Fourth Amendment to Loan and Security Agreement to extend the maturity date to October 5, 2013, to amend the interest rate and to waive existing and pending defaults on loan covenants.  All other terms and conditions remain unchanged.  Silicon Valley Bank maintains a security interest in all of our personal property.  The outstanding balance on our line of credit was $1,000,000 as of May 31, 2013 and August 31, 2012.  The related accrued interest totaled $9,042 and $5,597, as of May 31, 2013 and August 31, 2012, respectively.

Commitments as of May 31, 2013, amounted to $0 compared to $48,054 as of August 31, 2012, and consisted of the liability on losses from inventory purchase commitments recognized in August 2011.

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

CASH REQUIREMENTS

We are an early stage wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail distribution.  Since our inception, we have generated significant losses.  As of May 31, 2013, we had an accumulated deficit of $52,973,159 and we expect to incur continual losses until sometime in calendar year 2014.  As a result, this may raise substantial doubt as to our ability to continue as a going concern.  We recognize that we must generate additional resources to enable us to continue operations.

We have a limited history of operations.  To date, we have funded our operations primarily through personal loans by the founders and the private placement of our common stock and convertible notes.

As of May 31, 2013, we had $167,986 in cash and cash-equivalents. Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and branding of the PocketFinder family of products.  We also expect to fund any additional inventory requirements and any necessary general overhead requirements.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2013, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the nine months ended May 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On March 14, 2013, the Company issued 1,000,000 shares of common stock to four consultants in exchange for capital markets advisory services. The shares were valued at $190,000, which represents the fair market value of the shares provided on the award date.

On March 25, 2013, the Company issued “Series Z” warrants to six note holders to purchase 1,850,000 common shares at $0.20 per share in connection with debt issuances. The warrants expire on March 25, 2016.

On April 29, 2013, the Company issued “Series AA” warrants to a note holder to purchase 2,000,000 common shares at $0.20 per share in connection with a debt extension. The warrants expire on April 29, 2016.

On May 16, 2013, the Company issued 50,000 shares of common stock to a consultant in exchange for accounting related advisory services. The shares were valued at $8,000, which represents the fair market value of the shares provided on the award date.

On May 16, 2013, the Company issued 1,550,821 shares of common stock for the conversion of accrued finder’s fees and accounts payable totaling $260,918. The accrued finder’s fees and accounts payable were converted on the basis of $0.17 per share.

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
10.33 10.34 10.35 10.36

Unsecured Promissory Note Agreement between the Company and Greggory Haugen dated March 6, 2013. †

Unsecured Promissory Note Agreement between the Company and Jeff Leu dated March 19, 2013. †

Unsecured Promissory Note Agreement between the Company and Marty Davis dated March 25, 2013. †

Unsecured Promissory Note Agreement between the Company and Dan Horner dated April 10, 2013. †

10.37	Unsecured Promissory Note Agreement between the Company and Brian Webb dated April 10, 2013. †
10.38	Unsecured Promissory Note Agreement between the Company and Cody Evans dated April 15, 2013. †
10.39	Secured Convertible Promissory Note, Amendment 1, between the Company and Bridge Loans, LLC dated April 29, 2013. †
10.40	Form of “Z Warrant” Agreement. †
10.41	Form of “AA Warrant” Agreement. †
21.1	Subsidiary of the Registrant - Location Based Technologies, Ltd. (an England and Wales private and limited company) †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan
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

LOCATION BASED TECHNOLOGIES, INC.

Dated: July 12, 2013	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

Dated: July 12, 2013	By:	/s/ Kenneth Eric Fronk
Kenneth Eric Fronk
Chief Financial Officer