Form 10-K
period 2013-08-31
Location Based Technologies, Inc.
filed 2013-11-22
CIK 1383196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013

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

☐Yes   ☒ No

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter (February 28, 2013) was $33,615,157.  This value is estimated solely for purposes of this cover page.

As of November 11, 2013, there were 212,050,845 shares of registrant’s common stock outstanding.

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

Commercial products are sold under the LBT brand and include the LBT-886 (“886”) and the LBT Vehicle Tracker. The LBT-886 is a compact, rugged, long-lasting location device that enables a user to locate and track any person or mobile asset at any time from almost anywhere using A-GPS and GPRS technologies.  Battery life of the LBT-886 typically ranges from 21 days to 3 months depending upon environmental and usage factors. We have received FCC and IC approval for the LBT-886 and we recently received network approval from AT&T.

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

We generate revenue by selling our products and charging customers an ongoing service fee, for which we offer monthly and annual subscription plans.  Currently, PocketFinder customers in the US and Canada pay a monthly service fee of $12.95 per month with no contract, while commercial customers in the US and Canada typically pay $15.95 per month with no service contract.

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

Devices can also be manufactured with SIM cards provided by EE or Telefonica (through the Aeris platform).  Monthly service rates will vary from region to region depending on the fee charged by the local network carrier; however, in nearly all instances the monthly fees will be less than $29.95. We typically source SIM cards based on the carrier which can provide the best coverage at the most competitive price for a given region.

Research and Development.  Our goal is to always be a leader in the location based technologies market.  Our ongoing research and development is intended to either improve our existing products and services or create new products and services.

In an ongoing effort to improve the user’s experience we are constantly upgrading our device software and our system’s back end. Our software development efforts are intended to result in additional features on our end user interface and increased device functionality through our back end.  The software updates for all of our products are delivered over the air, which allows every customer to receive the latest version of our firmware simply by charging their device.

For the fiscal year 2013, our software R&D efforts have yielded several enhancements to our device power management for all of our products, as well as a number of upgrades to our end user interface and back-end functionality.

Our current hardware development is primarily focused on creating a 3G PocketFinder device, a dual Iridium/GSM device and a personnel tracking device with a panic button, all of which are in the final stages of development. Having a 3G consumer device will enable us to sell PocketFinder and PocketFinder Pet devices into territories that predominately operate on the 3G network, like Canada and Australia. Additionally, we were recently informed that AT&T’s 2G network will be terminated at some point in the future, so having a 3G device will prepare us for the eventual transition. Both the lone worker and dual Iridium/GSM device are designed to exploit sales channels such as the US military, lone worker programs and large corporations with employees in dangerous areas. These projects were undertaken pursuant to customer requests.

In addition to creating new products, we will also work to customize products to better fit specific vertical market needs and requirements.  For example, we are currently working on a light, temperature and humidity sensor which can be attached to our LBT-886 device. This project was undertaken pursuant to a customer request.

We will continue to invest heavily in our research and development efforts for the foreseeable future.

Consumer Sales Channels.  In the US, our PocketFinder family of products can be found at the following online locations: Apple.com, Amazon.com, Walmart.com, the US Coast Guard Exchanges, Crutchfield.com and our www.pocketfinder.com website.  Additionally, once our new PocketFinder 886 Vehicle device receives network certification, we intend to make the device available for purchase at AT&T’s retail and online stores.

Internationally, our devices are being sold in Mexico, the United Kingdom (the, “UK”) other European Union countries, Colombia and Ecuador.  In the UK, we have partnered with EE (the largest mobile-to-mobile telecommunications company in the UK) to sell our PocketFinder devices in their flagship stores.  EE recently decided to expand the relationship and sell our PocketFinder and PocketFinder Pet devices on their online store. Recent reports show Europe at the forefront of the M2M revolution with revenues from M2M services expected to grow at a compound annual rate of 33% between 2011 and 2016 in a selection of European markets, including Germany, France, Poland, Russia, Sweden and the UK. These are the findings of new research from Frost & Sullivan, which predicts that the number of SIM connections will rise to 75 million in 2016, with the UK emerging as the biggest market and Germany a close second. The market-research company also reports that Europe’s mobile network operators are looking to expand their M2M portfolios to profit from applications rather than just connectivity.

In Asia, Apple has invited us to sell PocketFinder devices in their Singapore, China, Hong Kong, Australia and New Zealand stores and Online.  We are in the process of exploring opportunities and expect to make our devices available for sale in these regions.

Commercial Sales Channels.  Our commercial sales have increased over 500% in the past fiscal year. The steady sales increase is primarily attributable to increased marketing efforts and re-orders from existing customers. In October 2012, we received a purchase order from AT&T for our LBT-886 devices which was fulfilled in March and April of 2013. This initial order for devices is being used internally by AT&T to keep track of some of their emergency response mobile assets.  Our relationship with AT&T has the potential to significantly expand over the next 24 months as AT&T looks to place tracking units on more of its mobile assets. We believe that in calendar year 2014, AT&T may place a significant order for additional devices.

In February of this year, the military concluded its testing of the LBT-886 and the device received final military approval.  We have been negatively impacted by the sequester but we believe we could receive orders from the military sometime this calendar year.

 We have also been working closely with the Department of Energy (the, “DOE”) on a project which would require us to integrate their advanced weather tracking system, called Verde, onto our GPS platform. The intent is to market and sell our products and a Verde-enhanced service to utility companies in US, Canada, Mexico and parts of Central America, particularly in areas that are impacted by natural disasters. The DOE has agreed to work with us in a joint sales and marketing effort to proliferate the Verde system (though our devices and service) to the country’s power, water, gas and phone companies. We anticipate that we could begin the marketing efforts before the end of calendar year 2013.

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

Our Intellectual Property Investment.  We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover many aspects of the PocketFinder, its operating system and user interface.  We expanded and filed additional claims this fiscal year that cover new aspects of the PocketFinder People device, its operating system and user interface.  Our intellectual property portfolio includes 35 issued US patents, 10 pending US patents, 7 pending foreign patents, 6 PCT filings, 16 registered trademarks and 4 Madrid protocol trademark cases.

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

We subdivide the commercial market into three categories: small/midsize businesses, enterprise businesses and governmental organizations including the US military.  We will attempt to gain market share in the small/midsize business segment through telesales efforts and through upselling our existing PocketFinder customers.  The enterprise businesses and military segments are far more difficult to penetrate because they tend to require long sales cycles and rigorous testing.  To date, most of the large companies and organizations we are working with have approached us. We expect that as we continue to gain traction with large, reputable institutions, their peers will continue to seek us out.

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

We reported a net loss of $11,049,350 for the fiscal year ended August 31, 2013, and a net loss of $7,963,485 for the fiscal year ended August 31, 2012.  We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

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

In the audit report on our financial statements for our fiscal years ended August 31, 2013 and 2012 our auditors stated that our recurring losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We will continue to require a substantial amount of funds for working capital for general and administrative purposes, as well as research and development.  Our future capital requirements will depend on many factors, including continued progress in our research and development programs, the magnitude of these programs, the time and costs involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing research relationships, establishing collaborative arrangements, defending potential lawsuits, sales and marketing initiatives, ongoing legal work required to remain compliant with our state and federal filing requirements, and the cost of finalizing licensing agreements to produce licensing revenues.

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

We do not have manufacturing capability.  To meet our product cost goals, we will rely on our manufacturer to order components for our products and manufacture our products.  Any problems experienced in the ordering of components or manufacturing our products could negatively affect our operations.

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

Faulty operation of our devices could result in product liability claims.  Regardless of their merit or eventual outcome, product liability claims may result in:

●	decreased demand for our devices or withdrawal from the market;
●	injury to our reputation and significant media attention;
●	costs of litigation; and
●	substantial monetary awards to plaintiffs.

We have arranged to procure product liability insurance in the amount of $6,000,000.  Although this meets retailer requirements for product liability coverage, this coverage may not be sufficient to fully protect us against product liability claims.  We intend to expand our product liability insurance coverage as sales of our products expand.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or limit the commercialization of our products and expose us to liability in excess of our coverage.

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

Our stock will be available for trading on the OTC Market for the foreseeable future.  An active public trading market may not develop or, if developed, may not be sustained.  The market prices for securities of technology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  The market price of our common stock will be affected by a number of factors, including:

●	product liability claims or other litigation;
●	the announcement of new products or product enhancements by us or our competitors;
●	quarterly variations in our or our competitors’ results of operations;
●	changes in earnings estimates or comments by securities analysts;
●	developments in our industry;
●	developments in patent or other proprietary rights;
●	general market conditions; and
●	future sales of common stock by existing stockholders.

If any of the above-listed risks occur, it could cause our stock price to fall dramatically and may expose us to class action securities lawsuits which, even if unsuccessful, would be costly to defend and a distraction to management.

As of August 31, 2013, 211,917,511 shares of our common stock were issued and outstanding.  As of that date we had 15,456,715 warrants outstanding and exercisable with a weighted average exercise price of $0.21, 25,300,352 shares issuable upon conversion of convertible debt with a weighted average exercise price of $0.21 and 3,475,000 options outstanding and exercisable with a weighted average exercise price of $0.31 per share, which if exercised would result in the issuance of additional shares of our common stock.  In addition to the options noted above, at August 31, 2013, 33,025,000 options are outstanding, but have not yet vested and are not yet exercisable.

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

We estimate that there are at least 85,000,000 shares of our common stock that are restricted and have been held over one year, which includes 43,975,000 shares held by our officers and directors that may be resold subject to applicable volume limitations.  As additional shares of our common stock become available for resale in the public market under Rule 144 or otherwise, the supply of our common stock will increase, which could decrease the per share price of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 20.7% of our outstanding common stock.  These stockholders intend to act together, although they have not signed an agreement to do so.  If they act together, they may be able to exercise control over our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interest of our other stockholders.

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

Our common stock is currently trading at less than $5.00 per share and is therefore subject to the SEC’s penny stock rules.  Before a broker-dealer can sell a penny stock, these rules require that it first approve the customer for the transaction and receive from the customer a written agreement to the transaction.  It must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must also tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, it must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could; therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules.  Consequently, our stockholders may find it more difficult to sell their stock compared to other securities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Fiscal Quarter Ended	High ($)	Low ($)
November 30, 2011	$1.07	$0.22
February 29, 2012	$0.36	$0.22
May 31, 2012	$0.47	$0.22
August 31, 2013	$0.48	$0.22
November 30, 2012	$0.27	$0.12
February 28, 2013	$0.33	$0.16
May 31, 2013	$0.20	$0.13
August 31, 2013	$0.18	$0.11

Reports to Security Holders.  We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we will file annual, quarterly and current reports with the SEC.  We also intend to provide an annual report to our stockholders, which will include audited financial statements.

Holders of Common Stock.  As of November 11, 2013, we had approximately 150 registered holders of our common stock.  The number of registered holders does not include any estimate by us of the number of beneficial owners of our common stock held in street name or otherwise.

Recent Sales of Unregistered Securities.

Common Stock Issuances for Services Provided

In July 2013, the Company issued 1,000,000 shares of common stock to a consultant in exchange for capital markets advisory services. The shares were valued at $130,000, which represents the fair market value of the shares provided on the award date.

In September 2013, the Company issued 83,334 shares of common stock to two consultants in exchange for advisory services. The shares were valued at $10,000, which represents the fair market value of the shares provided on the award date.

Common Stock Issuances for Conversion of Debt

In August 2013, the Company issued 250,000 shares of common stock for the conversion of a promissory note and accrued interest totaling $37,500.

Common Stock Issuances for Note Payable Extensions

In August 2013, the Company issued 1,055,000 shares of common stock in connection with five note payable extensions. The shares were valued at $158,250, which represents the fair market value of the note payable extension costs on the award date.

In September 2013, the Company issues 50,000 shares of common stock in connection with a note payable extension. The shares were valued at $7,500, which represents the fair market value of the note payable extension costs on the award date.

Warrant issuance for Note Payable Issuances/Extensions

From March 6, 2013 to April 15, 2013, the Company issued “Series Z” warrants to six note holders to purchase 1,850,000 common shares at $0.20 per share in connection with debt issuances and expires on March 25, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $300,494.

On April 29, 2013, the Company awarded “Series AA” warrants to a note holder to purchase 3,000,000 common shares at $0.20 per share in connection with a debt extension and expires on April 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $521,820.

From June to August 2013, the Company awarded “Series BB” warrants to two note holders to purchase 2,000,000 common shares at $0.20 per share in connection with debt issuances and expires on August 29, 2016. The fair value of the warrants using the Black-Scholes option pricing model amounted to $258,858.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended August 31, 2013 compared to the year ended August 31, 2012.

Revenue.  For the year ended August 31, 2013, we generated $1,918,025 of net revenue compared to $948,110 of net revenue for the year ended August 31, 2012.  Net revenue for the year ended August 31, 2013, consisted of $1,485,239 from the sales of PocketFinder devices compared to $835,025 for the year ended August 31, 2012 and $432,786 from monthly subscription service income compared to $113,085 for the year ended August 31, 2012.

Cost of Revenue.  For the year ended August 31, 2013, cost of revenue totaled $3,597,465 resulting in a negative gross margin of $1,679,440 compared to negative $1,115,953 for the year ended August 31, 2012.  The negative gross margin of 88% for the year ended August 31, 2013 improved from negative 118% compared to the year ended August 31, 2012, due to the sale of LBT-886 devices to AT&T. We anticipate that margins will improve as sales of our devices continue to grow.

Operating Expenses.  For the year ended August 31, 2013, our total operating expenses were $6,335,714 compared to total operating expenses of $5,918,062 for the year ended August 31, 2012.  Operating expenses increased by $417,652 or 7% in 2013 from 2012.  The increase in operating expenses is primarily attributed to the following fluctuations:

●

A $153,839 increase in general and administrative expenses to $1,769,978 for the year ended August 31, 2013, compared to $1,616,139 for the year ended August 31, 2012.  The increase in general and administrative expenses in 2013 compared to 2012 is due to the following:

o	Increase in advertising fees to market our products;
o	Increase in commissions and selling expenses in an effort to significantly improve sales;
o	Increase in computer expenses related to maintaining and updating our website and PocketFinder apps for new iOS upgrades; and
o	Increase in licenses and fees to obtain certifications for new products.

●

A $335,101 decrease in officer compensation to $1,162,004 for the year ended August 31, 2013, compared to $1,497,105 for the year ended August 31, 2012 primarily due to a lower amount of stock options vesting for officers in 2013 compared to 2012. Approximately $196,000 of stock options expense was recognized during the year ended August 31, 2013 compared to $461,000 during the year ended August 31, 2012. In addition, there were two officers that began employment during the year ended August 31, 2012, so the higher stock options expense was offset by lower compensation as there were fewer officers for part of the year;

●

A $146,820 increase in salaries and wages to $273,197 for the year ended August 31, 2013, compared to $126,377 for the year ended August 31, 2012 due to the addition of two more employees in 2013. In addition, there was approximately $60,000 of additional expense related to the vesting of stock options that was recognized during the year ended August 31, 2013; and

●	A $455,916 loss on asset impairment due to the impairment of certain patents during the year ended August 31, 2013, whereby, there was no such loss during the year ended August 31, 2012.

Other Income/Expenses.  For the year ended August 31, 2013, we reported net other expenses totaling $3,033,396 that consisted of financing costs, amortization of beneficial conversion feature, deferred financing costs and debt discounts, loss on the fair value of derivative liabilities, net interest expense, loss on debt extinguishment, gain on asset disposals and foreign currency gains compared to net other expenses totaling $888,670 for the year ended August 31, 2012.  The $2,144,726 increase in other income and expenses is primarily due to the following:

●

A $345,564 increase in financing costs to $621,784 for the year ended August 31, 2013, compared to $276,220 for the year ended August 31, 2012 due to an increase in capital raising advisory services in 2013 compared to 2012;

●

A $271,839 increase in the amortization of beneficial conversion features on notes payable to $305,728 for the year ended August 31, 2013, compared to $33,889 for the year ended August 31, 2012 as there were more convertible notes entered into in 2013 that contained beneficial conversion features than in 2012;

●

A $246,493 decrease in the amortization of deferred financing costs to $212,007 for the year ended August 31, 2013, compared to $458,500 for the year ended August 31, 2012 as there was were fewer notes payable issued with common stock resulting in deferred financing costs in 2013 than in 2012;

●

A $112,827 increase in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $112,827 for the year ended August 31, 2013, as there were no such warrant issuances during the year ended August 31, 2012;

●

The recognition of a $745,148 loss on the fair value of derivative liabilities associated with convertible debt during the year ended August 31, 2013, whereby, there were no such losses during the year ended August 31, 2012.

●

An $111,678 decrease in interest expense to $342,108 for the year ended August 31, 2013, compared to $453,786 for the year ended August 31, 2012 as certain note payables containing interest default penalties were triggered during the year ended August 31, 2012; and

●

The recognition of a $694,794 loss on debt extinguishment due to the amendment of certain promissory notes resulting in the recognition of such losses during the year ended August 31, 2013, whereby there no such losses during the year ended August 31, 2012.

Net Loss.  For the year ended August 31, 2013, we reported a net loss of $11,049,350 compared to a net loss of $7,963,485 for the year ended August 31, 2012, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $680,914 as of August 31, 2013, compared to $376,554 as of August 31, 2012.  The increase in cash as of August 31, 2013, compared to August 31, 2012 is due to receiving $500,000 of proceeds from a promissory note at the end of August.

As of August 31, 2013, current assets totaled $1,620,771 compared to $2,734,708 as of August 31, 2012 and consisted of cash, accounts receivable, inventory, deferred financing costs, prepaid expenses and other assets. The decrease at August 31, 2013, is primarily due to recording a $1,076,486 inventory valuation reserve for lower-of-cost-or-market (“LCM”) adjustments.

As of August 31, 2013, current liabilities totaled $8,402,939 compared to $5,415,159 as of August 31, 2012 and consisted of accounts payable and accrued expenses, deferred compensation, line of credit, convertible notes payable, accrued interest and derivative liabilities. The increase at August 31, 2013, is primarily due to a $2.6 million increase in convertible notes payable and the recognition of $745,000 in derivative liabilities.

As at August 31, 2013, the Company had a working capital deficit of $6,789,668 compared with a working capital deficit of $2,680,451 as of August 31, 2012.  The $4,109,217 increase in working capital deficit is due to an increase in convertible notes payable, recognition of derivative liabilities and a LCM inventory valuation reserve.

Cash Flows from Operating Activities. During the year ended August 31, 2013, the Company incurred $3,146,867 of cash for operating activities compared with $4,896,139 for the year ended August 31, 2012.  The decrease in the cash used for operating activities was attributed to the overall decrease of operating costs incurred during the year ended August 31, 2013 compared to the year ended August 31, 2012.

Cash Flows From Investing Activities. During the year ended August 31, 2013, the Company incurred $37,598 of cash for investing compared with $339,960 for the year ended August 31, 2012.  The decrease in the cash used for investing operating activities was attributed to fewer capital expenditures and investments in patents and trademarks during the year ended August 31, 2013 compared to the year ended August 31, 2012.

Cash Flows from Financing Activities. During the year ended August 31, 2013, the Company received $3,591,000 in cash from financing activities related to the issuance of convertible promissory notes and made repayments on promissory notes totaling $125,000. During the year ended August 31, 2012, the Company received $2,812,500 from the issuance of promissory notes and made repayments on promissory notes totaling $810,000. Current convertible notes payable totaling $4,449,000 are unsecured, bear interest at 5%-10% per annum, and to be repaid out of future operating cash flow. Long-term convertible promissory notes totaling $1,900,000 are secured, bear interest at 10% per annum, due on September 30, 2015 and are to be repaid out of future operating cash flow.

Going Concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

CASH REQUIREMENTS

We are a wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail and commercial distribution.  Since our inception, we have generated significant losses.  As of August 31, 2013, we had an accumulated deficit of $56,064,465 and we expect to incur continual losses until sometime in calendar year 2014.

As of August 31, 2013, we had $680,914 in cash and cash-equivalents.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and branding of the PocketFinder family of products.  We also expect to fund any necessary general overhead requirements.

We expect to have to obtain additional financing in the coming months for overhead costs, general and administrative expenses and for related purposes such as packaging, shipping, and direct sales and marketing costs.  Our funding requirements will depend on numerous factors, including:

●

Costs involved in production and manufacturing to fill purchase orders, software and interface customization for OEM partners, and the network necessary to further the commercialization of the PocketFinder family of products;

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

Plant and Equipment, Employees

We do not plan to purchase or sell any significant equipment, plant or properties during the foreseeable future.  Our business operations are based on a strategic outsourcing model, thereby negating the need for significant amounts of plant and equipment, or significant numbers of employees.  We currently have eight employees and do not anticipate hiring any significant number of additional employees during the next 12 months but will add a few selected and strategic employees.

Off-Balance Sheet Arrangements

As of August 31, 2013, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Location Based Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Location Based Technologies, Inc. and its subsidiary (the “Company”) as of August 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Location Based Technologies, Inc. as of August 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's accumulated deficit and operating losses raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Friedman LLP East Hanover, New Jersey November 21, 2013

Comiskey Professional Corporation
& Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Location Based Technologies, Inc
Irvine, California

We have audited the accompanying consolidated balance sheets of Location Based Technologies, Inc. as of August 31, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has an accumulated deficit in excess of $45,000,000. There is no established sales history for the Company's products, which are new to the marketplace. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Denver, Colorado
January 14, 2013

Comiskey & Company
PROFESSIONAL CORPORATION

Certified Public Accountants & Consultants

7900 East Union Ave • Suite 150 • Denver, CO 80237
(303) 830-2255 • Fax (303) 830-0876 • info@comiskey.com • www.comiskey.com

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
August 31, 2013 and 2012

	August 31, 2013	August 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$680,914	$376,554
Accounts receivable, net of allowances	77,584	188,273
Inventory, net of reserves	788,470	1,982,966
Prepaid expenses and other assets	47,976	127,581
Deferred financing costs	25,827	59,334

Total current assets	1,620,771	2,734,708

Property and equipment, net of accumulated depreciation	110,813	123,982

OTHER ASSETS
Intangible assets, net of accumulated amortization	715,732	1,248,608
Inventory, net of reserves	893,401	1,350,000
Deposits	30,000	30,000

Total other assets	1,639,133	2,628,608

TOTAL ASSETS	$3,370,717	$5,487,298

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
August 31, 2013 and 2012

	August 31, 2013	August 31, 2012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,699,114	$1,304,648
Deferred compensation	267,730	998,458
Deferred revenue	25,371	16,539
Line of credit and accrued interest	1,009,042	1,005,597
Advances from officer and accrued interest	29,219	-
Convertible notes payable and accrued interest, net of unamortized discounts	3,585,225	1,841,808
Related party convertible notes payable and accrued interest, net of unamortized discounts	1,049,590	200,055
Derivative liabilities	745,148	-
Inventory purchase commitment	-	48,054

Total current liabilities	8,410,439	5,415,159

Related party convertible notes payable and accrued interest, net of unamortized discounts	1,719,036	-

TOTAL LIABILITIES	10,129,475	5,415,159

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 211,917,511 and 197,861,157 shares issued and outstanding at August 31, 2013 and 2012, respectively	211,917	135,461
Additional paid-in capital	49,388,375	45,226,793
Prepaid services paid in common stock	(294,585)	(275,000)
Accumulated deficit	(56,064,465)	(45,015,115)

Total stockholders' equity (deficit)	(6,758,758)	72,139

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,370,717	$5,487,298

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended August 31, 2103 and 2012

	For the years ended
	August 31, 2013	August 31, 2012

Net revenue
Devices	$1,485,239	$835,025
Services	432,786	113,085

Total net revenue	1,918,025	948,110

Cost of revenue
Devices	2,823,055	1,573,619
Services	774,410	530,444

Total cost of revenue	3,597,465	2,104,063

Gross loss	(1,679,440)	(1,155,953)

Operating expenses
General and administrative	1,769,978	1,616,139
Officer compensation	1,162,004	1,497,105
Professional fees	2,132,996	2,079,583
Rent	76,849	76,478
Research and development	464,774	522,380
Salaries and wages	273,197	126,377
Loss on asset impairment	455,916	-

Total operating expenses	6,335,714	5,918,062

Net operating loss	(8,015,154)	(7,074,015)

Other income (expense)
Financing costs	(621,784)	(276,220)
Amortization of beneficial conversion feature	(305,728)	(33,889)
Amortization of deferred financing costs	(212,007)	(458,500)
Amortization of debt discount	(112,827)	-
Loss on change in fair value of derivative liabilities	(745,148)	-
Interest income (expense), net	(342,108)	(453,786)
Gain on debt settlement	-	580,598
Loss on debt extinguishment	(694,794)	-
Gain on asset disposal	631	(246,768)
Foreign currency gain (loss), net	369	(105)

Total other income (expense)	(3,033,396)	(888,670)

Net loss before income taxes	(11,048,550)	(7,962,685)

Provision for income taxes	800	800

Net Loss	$(11,049,350)	$(7,963,485)

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended August 31, 2103 and 2012

	For the years ended
	August 31, 2013	August 31, 2012

Basic and Diluted - Earnings (loss) Per Share	$(0.05)	$(0.04)

Basic and Diluted - Weighted Average Number of Shares Outstanding	205,103,546	193,281,099

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended August 31, 2103 and 2012

	Preferred Stock		Common Stock		Additional	Prepaid Services Paid-In		Total Stockholders
	Number		Number		Paid-In	Common	Accumulated	Equity
	of Shares	Amount	of Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, August 31, 2011	-	$-	191,570,055	$129,170	$41,752,408	$(293,333)	$(37,051,630)	$4,536,615

Issuance of common stock for services	-	-	4,342,064	4,342	1,369,658	(550,000)	-	824,000

Issuance of common stock in connection with debt issuances	-	-	200,000	200	55,800	-	-	56,000

Issuance of common stock for the conversion of debt	-	-	1,697,288	1,697	407,183	-	-	408,880

Issuance of common stock from the exercise of warrants	-	-	51,750	52	(52)	-	-	-

Issuance of warrants for services	-	-	-	-	3,761	-	-	3,761

Issuance of warrants in connection with debt issuances	-	-	-	-	450,000	-	-	450,000

Issuance of stock options for services	-	-	-	-	647,961	-	-	647,961

Gain on debt settlement	-	-	-	-	312,491	-	-	312,491

Amortization of prepaid services paid-in common stock	-	-	-	-	-	568,333	-	568,333

Beneficial conversion discount of convertible notes payable	-	-	-	-	227,583	-	-	227,583

Net loss	-	-	-	-	-	-	(7,963,485)	(7,963,485)

Balance, August 31, 2012	-	-	197,861,157	135,461	45,226,793	(275,000)	(45,015,115)	72,139

Reclassification of common stock at par value	-	-	-	62,401	(62,401)	-	-	-

Issuance of common stock for services	-	-	8,850,000	8,850	1,907,150	(1,173,333)	-	742,667

Issuance of common stock in connection with debt issuances and extensions	-	-	1,855,000	1,855	328,895	-	-	330,750

Issuance of common stock for the conversion of debt and accounts payable	-	-	3,289,286	3,289	503,694	-	-	506,982

Issuance of common stock from the exercise of warrants	-	-	62,068	62	(62)	-	-	-

Issuance of warrants for services	-	-	-	-	99,873	-	-	99,873

Issuance of warrants in connection with debt issuances and extensions	-	-	-	-	954,188	-	-	954,188

Issuance of stock options for services	-	-	-	-	256,823	-	-	256,823

Amortization of prepaid services paid-in common stock	-	-	-	-	-	1,153,748	-	1,153,748

Beneficial conversion discount of convertible notes payable	-	-	-	-	173,422	-	-	173,422

Net loss	-	-	-	-	-	-	(11,049,350)	(11,049,350)

Balance, August 31, 2013	-	$-	211,917,511	$211,917	$49,388,375	$(294,585)	$(56,064,465)	$(6,758,758)

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended August 31, 2103 and 2012

	For the years ended
	August 31, 2013	August 31, 2012
Cash Flows from Operating Activities
Net loss	$(11,049,350)	$(7,963,485)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss (gain) on asset disposals	(631)	246,768
Loss on change in fair value of derivative liabilities	745,148	-
Loss on asset impairment	455,916	-
Loss (gain) on inventory purchase commitment	-	(637,446)
Provision for doubtful accounts and sales returns	(22,843)	-
Provision for inventory reserve	1,028,432	-
Depreciation and amortization	127,358	143,541
Amortization of beneficial conversion feature	305,728	33,889
Amortization of deferred financing costs	212,007	-
Amortization of prepaid services paid in common stock	1,153,748	568,333
Amortization of debt discount	112,827	-
Common stock issued for services and financing costs	908,141	1,430,000
Warrants issued for services and financing costs	621,693	3,761
Stock options issued for services	256,823	647,961
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	133,532	(188,273)
(Increase) decrease in inventory	574,609	(3,308,157)
(Increase) decrease in prepaid expenses and other assets	79,605	1,371,923
(Increase) decrease in debt issuance/financing costs	-	(56,000)
(Increase) decrease in deposits	-	2,800,000
Increase (decrease) in accounts payable and accrued expenses	655,384	(25,041)
Increase (decrease) in accrued officer compensation	296,009	83,693
Increase (decrease) in deferred revenue	8,832	16,539
Increase (decrease) in accrued interest	250,165	(64,145)

Net cash used in operating activities	(3,146,867)	(4,896,139)

Cash Flows from Investing Activities
Purchase of property and equipment	(37,598)	(311,535)
Additions to patents and trademarks	-	(28,425)

Net cash used in investing activities	(37,598)	(339,960)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	28,825	(9,423)
Payments for deferred financing costs	(6,000)	-
Proceeds from notes payable	-	500,000
Repayments on notes payable	-	(500,000)
Proceeds from convertible notes payable	1,791,000	2,312,500
Repayments on convertible notes payable	(25,000)	(310,000)
Proceeds from related party convertible notes payable	1,800,000	-
Repayments on related party convertible notes payable	(100,000)	-
Net cash provided by financing activities	3,488,825	1,993,077

Net increase (decrease) in cash and cash equivalents	304,360	(3,243,022)

Cash and cash equivalents, beginning of year	376,554	3,619,576

Cash and cash equivalents, end of year	$680,914	$376,554

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended August 31, 2103 and 2012

	For the years ended
	August 31 2013	August 31 2012

Supplemental disclosure of cash flow information:
Income taxes paid	$800	$800
Interest paid	$2,462	$109,472

Supplemental disclosure of noncash financing and investing activities:

Issuance of beneficial conversion discount on convertible notes payable	$173,422	$227,583
Issuance of warrants for financing costs classified as debt discount	$432,368	$-
Issuance of common stock for conversion of debt	$499,758	$408,880
Conversion of deferred compensation into related party convertible notes payable	$1,025,737	$-

The accompanying notes are an integral part of these consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

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

Location Based Technologies, Corp. (formerly known as PocketFinder, Inc.) was incorporated under the laws of the State of California on September 16, 2005. On July 7, 2006, it established PocketFinder, LLC (“LLC”), a California Limited Liability Company. On May 29, 2007, PocketFinder, Inc. filed amended articles with the Secretary of State to change its name to Location Based Technologies, Corp., and in October 2007 was merged into LBT.

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of August 31, 2013, had an accumulated deficit of $56,064,465 and negative working capital of $6,789,668. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

AUGUST 31, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at August 31, 2013 and 2012 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the year ended August 31, 2013, revenue from the Company’s largest customer amounted to $883,630 or 46% of total net revenue. Accounts receivable from this customer amounted to $2,578 or 3% of total accounts receivable at August 31, 2013.

For the year ended August 31, 2012, revenue from the Company’s largest customer amounted to $689,170 or 73% of total net revenue. Accounts receivable from this customer amounted to $214,643 or 96% of total accounts receivable at August 31, 2012.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of August 31, 2013, the allowance for doubtful accounts amounted to $3,000. As of August 31, 2012, the allowance for doubtful accounts amounted to $304,597 and was related to the LoadRack consulting project.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of August 31, 2013 and 2012 the allowance for sales returns amounted to $8,500 and $0, respectively.

Due From Factor

On February 27, 2013 we entered into a financing arrangement with a commercial factor, (the “Factor”) whereby the Factor agreed to purchase and we agreed to sell all of the accounts receivable we generate as the result of device sales to AT&T. The Factor initially advances forty percent (40%) of the amount of each AT&T account receivable, and the remaining sixty percent (60%) of the account receivable is paid to us (minus the Factor’s interest and fees) once AT&T remits payment in full for the invoice. Under the terms of the Agreement, the Factor has a first lien position on all of our accounts receivable and a third lien position on all of our other assets.  The total amount due from the Factor as of August 31, 2013, totaled $890.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lower-of-cost-or-market ("LCM") adjustment against gross inventory values. The Company recorded an inventory valuation reserve for LCM inventory adjustments amounting to $1,076,486 as of August 31, 2013. In addition, the components inventory, net of the LCM valuation reserve, totaling $893,401 is classified as a noncurrent asset at August 31, 2013 (see Note 2).

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

AUGUST 31, 2013

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the year ended August 31, 2013, the Company recorded an impairment of certain patents amounting to $455,916.

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of August 31, 2013 and 2012, the Company capitalized $742,945 and $1,209,631 for patent related expenditures, respectively. As of August 31, 2013 and 2012, the Company capitalized $59,470 for trademark related expenditures. Accumulated amortization of intangible assets was $86,683 and $20,493 at August 31, 2013 and 2012, respectively.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $66,190 and $7,139 for the years ended August 31, 2013 and 2012, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Revenue

Deferred revenue is a liability related to revenue producing activity for which revenue has not yet been recognized. As of August 31, 2013 and 2012, deferred revenue amounted to $25,371 and $16,539, respectively, and consisted of prepaid service revenue from subscribers.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for the beneficial conversion feature of convertible notes payable when the conversion rate is below market value. Pursuant to FASB ASC 470-20 – Debt With Conversion and Other Options, the estimated fair value of the beneficial conversion feature is recorded in the financial statements as a discount from the face amount of the notes. Such discounts are amortized over the term of the notes or conversion of the notes, if sooner. The Company recognized amortization expense related to the beneficial conversion features on convertible notes payable totaling $305,728 during the year ended August 31, 2013.

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

The Company determined that the conversion feature of two promissory notes met the criteria of an embedded derivative, and therefore the conversion feature of these notes needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion feature was estimated at the default date when the notes became convertible using the Black-Scholes model. As such, on the default date, the Company recorded the conversion options as a liability and recorded a loss in the value of the derivative liabilities of $399,410. For the year ended August 31, 2013, the Company recorded a loss for the change in fair value of the derivative liabilities in the amount of $745,148 due to the fluctuation in the current market prices.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended August 31, 2013 and 2012, the Company incurred $456,981 and $393,474 of advertising costs, respectively.

Research and Development

Research and development costs are clearly identified and are expensed as incurred in accordance with FASB ASC 730 – Research and Development.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

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

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The fair value of stock options granted is amortized on a straight-line basis over the vesting periods. For the years ended August 31, 2013 and 2012, stock-based compensation expense associated with stock options totaled $256,823 and $647,961, respectively.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum California state income tax in its provision for income taxes for the years ended August 31, 2013 and 2012.

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

AUGUST 31, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings/ Loss Per Share (Continued)

Diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. The following potential common shares are excluded from diluted loss per share as their effect would be anti-dilutive.

	August 31, 2013	August 31, 2012

Warrants	15,456,715	8,958,302
Stock options	3,475,000	2,562,500
Convertible notes payable	25,300,352	2,966,667
Dilutive potential common shares	44,232,067	14,487,469

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

2.             INVENTORY

Inventory at August 31, 2013 and 2012 consisted of the following:

	August 31, 2013	August 31, 2012
Current:
Packaging supplies	$-	$7,859
Device components	-	452,298
Finished goods	1,286,953	1,522,809
Inventory valuation reserve for finished goods	(498,483)	-
Inventories, current	$788,470	$1,982,966

Noncurrent:
Device components	$1,471,404	$1,200,000
Finished goods	-	150,000
Inventory valuation reserve for components	(578,003)	-
Inventories, noncurrent	$893,401	$1,350,000

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components within the next year. Inventories totaling $893,401 and $1,350,000 which may not be realized within a 12-month period have been reclassified as long-term as of August 31, 2013 and 2012, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

3.            PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2013 and 2012 consisted of the following:

	August 31, 2013	August 31, 2012
Machinery and equipment	$106,354	$55,965
Computer software (mobile apps)	66,999	83,999
Computer software (internal)	51,263	51,263
Computer and video equipment	19,756	17,632
Office furniture	24,526	24,526

	268,898	233,385
Less: accumulated depreciation	(158,085)	(109,403)

Total property and equipment	$110,813	$123,982

Depreciation expense for the years ended August 31, 2013 and 2012 amounted to $48,113 and $136,402, respectively.

4.            INTANGIBLE ASSETS

Intangible assets at August 31, 2013 and 2012 consisted of the following:

	August 31, 2013	August 31, 2012
Patents	$742,945	$1,209,631
Trademarks	59,470	59,470

	802,415	1,269,101
Less: accumulated depreciation	(86,683)	(20,493)

Total intangible assets	$715,732	$1,248,608

Amortization expense for the years ended August 31, 2013 and 2012 amounted to $66,190 and $7,139, respectively.

As of August 31, 2013, Company estimates amortization expense approximating $67,000 each year for the next five years and $381,000 thereafter.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

5.             RELATED PARTY TRANSACTIONS

Advances from Officer

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the year ended August 31, 2013, there were advances from our Co-President totaling $48,825 and $20,000 of repayments. Outstanding advances and related accrued interest amounted to $28,825 and $394 as of August 31, 2013.

Accounts Payable

Amounts payable to related parties totaled $105,000 and $13,750 as of August 31, 2013 and 2012, respectively.

West Coast Customs

In July 2012, an officer of the Company entered into a Subscription Agreement with West Coast Customs ("WCC") to acquire an approximate 1.5% ownership of WCC. The Company and WCC are under a Manufacturing and Trademark License Agreement for co-branding of the PocketFinder® products.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

6.            CONVERTIBLE NOTES PAYABLE

	August 31, 2013	August 31, 2012
Convertible Notes Payable

Note payable to JMJ Financial in the original amount of $620,000 due on July 18, 2012. Remaining principal and accrued interest was converted into 1,488,465 shares of the Company’s common stock during 2013.	$-	$189,964

Note payable to JMJ Financial in the amount of $555,000 due on September 16, 2012. “V warrants” to purchase 869,565 shares of the Company’s common stock valued at $200,000 were issued in connection with the note. Note is convertible at 80% of the lowest three trade prices in the 25 trading days prior to conversion. The note is in default.	555,000	555,000

Note payable to JMJ Financial in the amount of $550,000 due on November 1, 2012. “W warrants” to purchase 1,086,957 shares of the Company’s common stock and valued at $250,000 were issued in connection with the note. Note is convertible at 80% of the lowest three trade prices in the 25 trading days prior to conversion. The note is in default.	550,000	550,000

Note payable in the amount of $25,000 due on June 27, 2013. The principal and accrued interest was converted into 250,000 shares of the Company’s common stock.	-	25,000

Note payable in the amount of $300,000 due on December 28, 2013 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date, 600,000 shares of the Company’s common stock valued at $90,000 were awarded.	300,000	300,000

Note payable in the amount of $1,000,000 due on December 30, 2013 at an interest rate of 8% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “AA warrants” to purchase 3,000,000 shares of the Company’s common stock valued at $521,820 were issued in connection with the extension of the due date.	1,000,000	-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

6.            CONVERTIBLE NOTES PAYABLE (Continued)

	August 31, 2013	August 31, 2012
Convertible Notes Payable (Continued)

Three notes payable in the amount of $102,500 due on January 9, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date, 205,000 shares of the Company’s stock valued at $30,750 were awarded during 2013.	$102,500	$102,500

Two notes payable in the amount of $150,000 due on January 13, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date, 300,000 shares of the Company’s stock valued at $45,000 were awarded during 2013.	150,000	150,000

Note payable in the amount of $41,000 due on February 5, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share.	41,000	-

Note payable in the amount of $75,000 due on March 19, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 150,000 shares of the Company’s common stock valued at $24,617 were issued in connection with the note.	75,000	-

Note payable in the amount of $500,000 due on March 25, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 1,000,000 shares of the Company’s common stock valued at $164,022 were issued in connection with the note.	500,000	-

Two notes payable in the amount of $50,000 due on April 10, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share.	50,000	-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

6.             CONVERTIBLE NOTES PAYABLE (Continued)

	August 31, 2013	August 31, 2012
Convertible Notes Payable (Continued)

Note payable in the amount of $100,000 due on April 15, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 200,000 shares of the Company’s common stock valued at $30,731 were issued in connection with the note.	$100,000	$-

Total convertible notes payable	3,423,500	1,872,464

Unamortized debt and beneficial conversion feature discounts	(126,102)	(193,694)

Total convertible notes payable, net	3,297,398	1,678,770

Accrued interest	287,827	163,038

Total convertible notes payable, net and accrued interest	$3,585,225	$1,841,808

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

6.            CONVERTIBLE NOTES PAYABLE (Continued)

	August 31, 2013	August 31, 2012
Related Party Convertible Notes Payable

Six notes payable in the amount of $996,987 due on March 13, 2014 at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.20 per share.	$996,987	$-

Four notes payable in the amount of $28,750 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.17 per share.	28,750	-

Seven notes payable in the amount of $1,900,000 due on September 30, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 400,000 and “BB warrants” to purchase 2,000,000 shares of the Company’s common stock valued at $324,585 were issued in connection with the extension of the notes during 2013.	1,900,000	200,000

Total related party convertible notes payable	2,925,737	200,000

Unamortized debt and beneficial conversion feature discounts	(254,827)	-

Total convertible notes payable, net	2,670,910	200,000

Accrued interest	97,716	55

Total convertible notes payable, net and accrued interest	2,768,626	200,055

Less current portion	(1,049,590)	(200,055)

Long-term related party convertible notes payable, net and accrued interest	$1,719,036	$-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

6.            CONVERTIBLE NOTES PAYABLE (Continued)

Related Party Convertible Notes Payable (Continued)

As of August 31, 2013, the principal maturities of the convertible notes payable are as follows:

For the Years Ending:

August 31, 2014	4,449,237
August 31, 2015	$1,900,000

Total	$6,349,237

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

In accordance with the Loan Agreement, Silicon Valley Bank earned a success fee equal to 6% warrant coverage of the credit line or $60,000 divided by a $0.20 share price upon the Company successfully raising new capital or equity in excess of $2,000,000. The warrant is valid for five years from the time of issuance.

On November 20, 2013, the Company entered into a Fifth Amendment to Loan and Security Agreement with Silicon Valley Bank to convert the line of credit into a term loan to be repaid by April 1, 2016.

In connection with the Loan Agreement, the Company entered into a Financing Agreement and Loan Guarantor Agreement with a board member to personally guarantee the Loan Agreement. As compensation for the guarantee under the Financing Agreement, warrants were issued to purchase 3,600,000 shares of our common stock at an exercise price of $0.20 per share and payment of $25,000 per month payable in cash or shares of our common stock at the guarantor’s option.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

7.             LINE OF CREDIT

As of August 31, 2013, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $9,042, respectively. As of August 31, 2012, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $5,597, respectively.

8.            COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term. The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for the years ended August 31, 2013 and 2012 totaled $76,849 and $76,478, respectively.

As of August 31, 2013, the future minimum lease payments are as follows:

For the Years Ending:

August 31, 2014	82,526
August 31, 2015	$71,930

Total	$154,456

9.             EQUITY

Common Stock

The Company issued 4,342,064 shares of common stock to consultants in exchange for various advisory services during the year ended August 31, 2012. The shares were valued at $1,374,000, which represents the fair market value of the shares provided on the award date.

The Company issued 200,000 shares of common stock in connection with note payable issuances during the year ended August 31, 2012. The shares were valued at $56,000, which represents the fair market value of the note payable issuance costs on the award date.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

9.             EQUITY (Continued)

Common Stock (Continued)

The Company issued 1,697,288 shares of common stock for the conversion of debt amounting to $408,880 during the year ended August 31, 2012.

During the year ended August 31, 2012, the Company issued 51,750 shares of common stock in connection with a cashless exercise of 110,000 warrants at an exercise price of $0.20 per share.

The Company issued 8,850,000 shares of common stock to consultants in exchange for various advisory services during the year ended August 31, 2013. The shares were valued at $1,916,000, which represents the fair market value of the shares provided on the award date.

The Company issued 1,855,000 shares of common stock in connection with note payable issuances and maturity date extensions during the year ended August 31, 2013. The shares were valued at $330,750, which represents the fair market value of the shares issued on the award date.

The Company issued 3,289,286 shares of common stock for the conversion of debt and accounts payable amounting to $506,982 during the year ended August 31, 2013.

During the year ended August 31, 2013, the Company issued 62,068 shares of common stock in connection with a cashless exercise of 200,000 warrants at an exercise price of $0.20 per share.

Prepaid Services Paid In Common Stock

During the year ended August 31, 2013, the Company issued 5,750,000 shares of common stock to various consultants for business development and sales representative services valued at $1,242,500 on the award date to be amortized from September 1, 2012 to December 31, 2013. Unamortized prepaid services paid in common stock related to such stock issuances amounted to $294,585 at August 31, 2013.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

9.             EQUITY (Continued)

Warrants

Warrants to purchase up to 15,456,715 shares of the Company’s common stock are outstanding at August 31, 2013.

	Number of Shares	Exercise Price	Expiration

Outstanding warrants as of August 31, 2011	11,164,953

Warrants granted:
V warrants	869,565	$0.23	March 16, 2017
W warrants	1,086,957	$0.23	May 1, 2017
X warrants	57,693	$0.26	March 1, 2015

Warrants exercised	(110,000)
Warrants expired	(4,110,866)

Outstanding warrants as of August 31, 2012	8,958,302

Warrants granted:
Y warrants	500,000	$0.20	October 15, 2017
Z warrants	1,850,000	$0.20	March 25, 2016
AA warrants	3,000,000	$0.20	April 29, 2016
BB warrants	2,000,000	$0.20	August 29, 2016

Warrants exercised	(200,000)
Warrants expired	(651,587)

Outstanding warrants as of August 31, 2013	15,456,715

The weighted average exercise price of outstanding warrants was $0.21 at August 31, 2013, with expiration dates ranging from December 16, 2014 to October 15, 2017.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

9.             EQUITY (Continued)

Stock Options

On January 12, 2012, the board of directors adopted the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”). The aggregate number of shares of common stock that may be issued under the 2007 Plan is 20,000,000 and such shares are reserved for issuance out of the authorized but previously unissued shares. Employees, service providers and non-employee directors of the Company and its affiliates are eligible to receive non-statutory stock options, incentive stock options, restricted stock and stock appreciation rights. The 2007 Plan will continue until the earlier of the termination of the 2007 Plan by the board of directors or ten years after the effective date. There were 18,500,000 incentive stock options granted under the 2007 Plan as of August 31, 2013.

On August 30, 2007, the Company granted options outside of the 2007 Plan to three of the Company’s officers to purchase 6,000,000 common shares each for a total of 18,000,000 common shares at $0.33 per share that vest upon the achievement of certain milestones. The options expire 10 years from the vested date. As of August 31, 2013, there were no options that were vested and presently exercisable.

On January 12, 2012, the Company granted options under the 2007 Plan to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share that vest upon the achievement of certain milestones. The options expire on January 12, 2017. As of August 31, 2013, there were 1,500,000 options that were vested and presently exercisable. No options were exercised as of August 31, 2013.

On March 15, 2012, the Company granted options under the 2007 Plan to three officers and one employee of the Company to purchase 6,500,000 common shares at $0.31 per share per share that vest upon the achievement of certain milestones. The options expire on March 15, 2017. As of August 31, 2013, there were 1,975,000 options that were vested and presently exercisable. No options were exercised as of August 31, 2013.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

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

The components of the Company’s deferred tax asset as of August 31, 2013 and 2012 are as follows:

	August 31, 2013	August 31, 2012
Net operating loss carry forward and deductible temporary differences	$19,904,000	$14,762,000
Valuation allowance	(19,904,000)	(14,762,000)

Net deferred tax asset	$-	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

	August 31, 2013	August 31, 2012
Federal tax at statutory rate	34.00%	34.00%
State income tax net of federal benefit	5.83%	5.83%
Valuation allowance	(39.83% )	(39.83% )

	-	-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

10.          PROVISION FOR INCOME TAXES (Continued)

As of August 31, 2013 and 2012, the Company had federal and state net operating loss carryforwards of approximately $48,074,000 and $37,063,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of August 31, 2013 and 2012, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2009 and by state taxing authorities for tax years prior to 2008.

11.          SUBSEQUENT EVENTS

On September 1, 2013, the Company converted $55,500 of deferred compensation owed to four employees into unsecured convertible promissory notes to be repaid upon demand by the note holder. The notes bear interest at 5% per annum and may be converted into shares of the Company’s common stock at $0.14 per share.

On September 19, 2013, the Company received the final $600,000 tranche from a board member for the convertible promissory note agreement entered into on August 13, 2013. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.20 and is due on September 30, 2015. In connection with the note, the note holder received a warrant to purchase 1,200,000 shares of the Company’s common stock at $0.20 per share expiring on August 29, 2016.

On September 25, 2013, the Company issued 83,334 shares of common stock to two consultants in exchange for advisory services. The shares were valued at $10,000, which represents the fair market value of the shares provided on the award date.

On September 25, 2013, the Company issued 50,000 shares of common stock in connection with a note payable extension. The shares were valued at $7,500, which represents the fair market value of the note payable extension costs on the award date.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

11.          SUBSEQUENT EVENTS Continued

On November 6, 2013, but effective October 5, 2013, the Company entered into the Fourth Amendment to Loan Guarantor Agreement with a board member to extend the term to October 5, 2014. As compensation for the extension, the Company agreed to issue 650,000 shares of common stock valued $65,000 on the award date.

On November 6, 2013, the Company entered into a convertible promissory note agreement for $300,000. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.20 and is due on November 6, 2015. In connection with the note, the note holder received a warrant to purchase 600,000 shares of the Company’s common stock at $0.20 per share expiring on August 29, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of August 31, 2013, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department and a limited corporate governance structure.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2013.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that there is a material weakness in internal control over financial reporting.  Due to the limited number of staff resources, we believe there are instances where a lack of segregation of duties exists to provide effective controls.

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

Changes in Internal Control Over Financial Reporting.  There were no other significant changes in our internal control over financial reporting during the year ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

Board of Directors

Each of our directors is elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified.  Each outside director is paid 100,000 shares of restricted common stock for their service. Our board is comprised of the following directors: David Morse, Desiree Mejia, Chuck Smith, David Meyers, Greggory Haugen, Jeffrey Devlin.

The following table sets forth information regarding our committees.

Compensation Committee: Chuck Smith – Chair, Jeff Devlin, David Meyers

Audit Committee: David Meyers – Chair, Jeff Devlin, Chuck Smith

Governance & Nominating Committee: Jeff Devlin – Chair, Chuck Smith, David Meyers

Resignation of Chief Financial Officer

Kenneth Fronk will be resigning as Chief Financial Officer effective November 30, 2013. Mr. Fronk is leaving LBT to pursue a full-time employment opportunity.

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
David M. Morse	60	Co-President and Chief Executive Officer and Director
Joseph F. Scalisi	50	Co-President and Chief Development Officer
Desiree Mejia	42	Chief Operating Officer, Secretary and Director
Kenneth E. Fronk	48	Chief Financial Officer
Gregory Gaines	60	Chief Marketing and Sales Officer
Greggory S. Haugen	50	Director
David L. Meyers	68	Director
Charles H. Smith	70	Director
Jeff Devlin	66	Director

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

Mr. Meyers was elected as a director in October 2011.  He is the former Executive Vice President and Chief Financial Officer for Del Monte Foods, Inc.  Mr. Meyers is an entrepreneurial general manager with over 35 years of senior management experience in the consumer products industry.  His experience includes both international and domestic leadership focused on achieving high growth and low cost development of operations.  He has extensive experience in corporate and operations finance, business development, strategy, global acquisitions, divestitures, and mergers.  His strong knowledge of capital markets and creative financing instruments consistently resulted in optimal capital structures.  Mr. Meyers served on the Board of Smart & Final and was Chair of the Audit Committee prior to its sale.  He is currently Chairman of the Board for Inventure Foods (Nasdaq: SNAK), on the Board of Foster Dairy Farms and Chair of its Audit Committee and also on the Board of Bay Grove Capital.  He graduated with a Business Degree from the University of Northern Iowa in 1973.

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

Mr. Devlin served as Senior Vice President of New Business Development for Doner Advertising, where he placed accounts with major companies and organizations including the National Football League (NFL), Atari, Sirius XM Satellite Radio, The Coca-Cola Company and Intel. Mr. Devlin also produced General Motors’ first-ever branded feature film, “The Last Ride,” featuring Dennis Hopper. Devlin’s industry honors include 17 CLIO Awards; 16 Andy Awards for advertising excellence; 21 Telly Awards for outstanding commercials; four Effie Media Awards; and a prestigious Gold Camera from the U.S. International Film Festival. His award-winning piece for Visa, Olympics is on permanent display at the Museum of Modern Art (MOMA) in New York. Mr. Devlin is currently a member of the Board of Directors for the United States Equestrian Team, Somerset Hills Handicapped Riders, and Mojo Organics. He is also on the Board of Advisors for Atari and Sirius XM Satellite Radio and is a member of the executive committee for the Association of Independent Commercial Producers (AICP). Mr. Devlin received a Bachelor’s degree from Bethel University in Nashville, Tennessee, and completed graduate work at Dartmouth College in Hanover, New Hampshire.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table.  The table set forth below summarizes the compensation payable to our executive officers during the years ending August 31, 2013 and 2012 for services in all capacities.  Those listed in the table received no cash bonuses, non-equity incentive plan compensation or nonqualified deferred compensation earnings during those two fiscal years.

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)		Stock Awards ($)	Option Awards ($)	Total ($)
David M. Morse (1)	2013	180,000	(7)	-	-	180,000	(7)
	2012	180,000	(7)	-	134,707	314,707	(7)
Joseph F. Scalisi (2)	2013	180,000	(8)	-	-	180,000	(8)
	2012	180,000	(8)	-	134,707	314,707	(8)
Desiree Mejia (3)	2013	180,000	(9)	-	-	180,000	(9)
	2012	180,000	(9)	-	134,707	314,707	(9)
Kenneth E. Fronk (4)	2013	96,000	(10)	-	72,198	168,198	(10)
	2012	56,000	(10)	-	57,374	113,374	(10)
Gregory Gaines (5)	2013	162,000	(11)	-	-	162,000	(11)
	2012	138,738	(11)	36,000	-	174,738	(11)
Gregory Harrison (6)	2013	168,000	(12)	-	123,806	291,806	(12)
	2012	92,750	(12)	-	172,122	264,872	(12)

_____________________________

(1)	Co-President, Chief Executive Officer and Chairman of the Board
(2)	Co-President, Chief Development Officer
(3)	Chief Operating Officer, Secretary and Director
(4)	Chief Financial Officer (effective March 16, 2012)
(5)	Chief Marketing and Sales Officer (effective October 24, 2011)
(6)	General Counsel (effective April 15, 2011)
(7)	In 2013, $120,000 was paid and $60,000 was accrued for future payment. In 2012, $165,000 was paid and $15,000 was accrued for future payment.
(8)	In 2013, $120,000 was paid and $60,000 was accrued for future payment. In 2012, $170,000 was paid and $10,000 was accrued for future payment.
(9)	In 2013, $120,000 was paid and $60,000 was accrued for future payment. In 2012, $146,183 was paid and 33,817 was accrued for future payment.
(10)	In 2013, $64,000 was paid and $32,000 was accrued for future payment. In 2012, $54,500 was paid and $1,500 was accrued for future payment.
(11)	In 2013, $108,000 was paid and $54,000 was accrued for future payment. In 2012, $138,738 was paid and $0 was accrued for future payment.
(12)	In 2013, $106,000 was paid and $62,000 was accrued for future payment. In 2012, $76,875 was paid and $15,875 was accrued for future payment.

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive officers as of August 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Morse	-	6,000,000	$0.33/share	(1)
David Morse	500,000	3,500,000	$0.31/share	January 12, 2017
Joseph Scalisi	-	6,000,000	$0.33/share	(1)
Joseph Scalisi	500,000	3,500,000	$0.31/share	January 12, 2017
Desiree Mejia	-	6,000,000	$0.33/share	(1)
Desiree Mejia	500,000	3,500,000	$0.31/share	January 12, 2017
Kenneth E. Fronk	550,000	450,000	$0.31/share	January 12, 2017
Gregory Gaines	-	1,000,000	$0.31/share	January 12, 2017
Gregory Harrison	1,250,000	1,750,000	$0.31/share	January 12, 2017

_______________________

(1)	The options expire ten years from the date of performance goal achieved.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Owners and Management. The following table sets forth information regarding the number of shares of our common stock beneficially owned on November 11, 2013 by:

●	Each person, or group of affiliated persons, who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;

●	Each of our executive officers and directors; and

●	All of our directors and executive officers as a group.

For this table, beneficial ownership of our common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership through the exercise of an option, warrant or right or the conversion of a security at any time within 60 days of November 11, 2013.  Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.  Unless otherwise indicated, the address of the beneficial owners is 49 Discovery, Suite 260, Irvine, California 92618.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
David M. Morse
Co-President, Chief Executive Officer and Chairman of the Board	17,384,199	8.2%
Joseph F. Scalisi (2)
Co-President, Chief Development Officer and Director	10,845,430	5.1%
Desiree Mejia(2)
Chief Operating Officer, Principal Financial Officer, Secretary and Director	10,845,430	5.1%
Kenneth Fronk, Chief Financial Officer	-	-
Greggory Gaines, Chief Marketing and Sales Officer	100,000	0.0%
Gregory Harrison, General Counsel	50,000	0.0%
Greggory S. Haugen, Director (3)	4,400,000	2.1%
David L. Meyers, Director	300,000	0.1%
Charles H. Smith, Director	-	-
Jeff Devlin, Director	50,000	0.0%
All executive officers and directors as a group (1)	43,975,059	20.7%

(1)

Applicable percentage ownership is based on 212,050,845 shares of common stock outstanding as of November 11, 2013, provided that any shares of common stock not outstanding which are subject to options, warrants, rights or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(2)	Mr. Scalisi and Mrs. Mejia are married and, by virtue of community property laws or otherwise, each may have an interest in the shares reported by the other.
(3)	The shares of common stock beneficially owned by Mr. Haugen do not include 5,231,026 shares owned by the Haugen Children 2006 Trust. Mr. Haugen disclaims beneficial ownership of said shares.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information with respect to outstanding options and warrants as of November 11, 2013, pursuant to compensation plans (including individual compensation arrangements) under which equity securities of are authorized for issuance.

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

(1)

Includes stock options granted under the Amended and Restated 2007 Stock Incentive Plan to officers Mr. Morse, Mr. Scalisi, Mrs. Mejia, Mr. Gaines, Mr. Fronk and Mr. Harrison to purchase up to 17,000,000 shares of common stock and to an employee to purchase 1,500,000 shares of common stock at $0.31 per share.  Options vest upon reaching certain milestones contained in executive employment agreements.  All such options vest upon a change of control.  The options expire January 12, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions.  The following are the related party transactions in which we have engaged since September 1, 2012.

Advances from officer

During the year ended August 31, 2013, there were $48,825 of new advances from Joseph Scalisi, our Co-President and Chief Development Officer and stockholder, and repayments on advances totaled $20,000.

Services Provided

Debra Mejia provides bookkeeping and accounting services to us for $3,000 per month.  Mrs. Mejia is a relative of Desiree Mejia, Chief Operating Officer.  During the year ended August 31, 2013, bookkeeping and accounting fees to Mrs. Mejia totaled $36,000. Fees payable to Mrs. Mejia amounted to $5,000 at August 31, 2013.

On March 15, 2012, we entered into an Executive Employment Agreement with David Morse, Jr. to act as Vice President of Customer Service. Mr. Morse is a relative of David Morse, our Chief Executive Officer and Co-President. Mr. Morse is paid compensation of $12,500 plus sales commissions and is entitled to earn up to 1,500,000 stock options that vest upon achieving certain milestones. During the year ended August 31, 2013, total cash compensation and stock compensation, including the vesting of certain stock options, paid to Mr. Morse totaled $210,819.

As consideration for personally guaranteeing our line of credit with Silicon Valley Bank, Greggory Haugen charges a combined fee of $25,000 per month that is payable in cash or common stock. Mr. Haugen was elected a director in October 2011. During the year ended August 31, 2013, such fees to Mr. Haugen totaled $300,000. Fees payable to Mr. Haugen amounted to $100,000 at August 31, 2013.

West Coast Customs

In July 2012, Joseph Scalisi, our Co-President and Chief Development Officer and stockholder, entered into a Subscription Agreement with West Coast Customs ("WCC") to acquire an approximate 1.5% ownership of WCC.  We are under a Manufacturing and Trademark License Agreement with WCC for co-branding of the PocketFinder products.

Related Party Notes Payable

We entered into nine secured promissory note agreements totaling $2,400,000 with members of our board, Greggory Haugen, Dave Meyers and Charles Smith. The notes are due on September 30, 2015, bear interest at 10% per annum and may be converted into shares of our common stock at $0.20 per share.

We converted $1,025,737 of deferred compensation owed to employees David Morse, Joseph Scalisi, Eric Fronk, Greg Harrison, David Morse Jr. and a consultant into unsecured convertible promissory notes that are due on demand, bear interest at 5% per annum and may be converted into shares of our common stock.

Director Independence.  Our board of directors has determined that the following directors are “independent directors” as defined by the rules of The NASDAQ Stock Market (“NASDAQ”): Messrs. Meyers, Smith and Devlin.  Although our common stock is not listed on NASDAQ, the board uses the definition of independence from the NASDAQ listing standards to assess independence of our directors. Under applicable SEC and NASDAQ rules, the existence of certain “related-party” transactions above certain thresholds between a director and us are required to be disclosed and preclude a finding by the board that the director is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Friedman LLP and Comiskey & Company served as our independent registered public accounting firm for the fiscal years ended August 31, 2013 and 2012, respectively. Marlow Peterson provides tax preparation and tax advisory services. The following table represents the fees billed to us for the audit and other services provided by our accountants:

	2013	2012
Audit fees	$74,918	$58,855

Total Fees	$74,918	$58,855

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).

10.42	Form of “BB” Warrant Agreement. †
10.43	Unsecured Promissory Note Agreement between the Company and Greggory Haugen Evans dated June 20, 2013. †
10.44	Convertible Promissory Note Amendment between the Company and Cody Evans dated June 28, 2013. †
10.45	Convertible Promissory Note Amendment between the Company and David Alampi dated July 9, 2013. †
10.46	Convertible Promissory Note Amendment between the Company and James Heer dated July 9, 2013. †
10.47	Convertible Promissory Note Amendment between the Company and Adam Marcotte dated July 9, 2013. †
10.48	Convertible Promissory Note Amendment between the Company and David Kuennan dated July 13, 2013. †
10.49	Convertible Promissory Note Amendment between the Company and Rolf Haugen dated July 13, 2013. †
10.50	Secured Convertible Promissory Note between the Company and Greggory Haugen dated November 6, 2013. †
10.51	Fifth Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated November 20, 2013. †

21.1	Subsidiary of the Registrant - Location Based Technologies, Ltd. (an England and Wales private and limited company)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †November 21

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan
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

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

November 21, 2013	By:	/s/ David M. Morse
David M. Morse,
Co-President and Chief Executive Officer

November 21, 2013	By:	/s/ Kenneth Eric Fronk
Kenneth Eric Fronk
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

November 21, 2013	/s/ David M. Morse
David M. Morse,
Co-President, Chief Executive Officer and Director

November 21, 2013	/s/ Desiree Mejia
Desiree Mejia,
Chief Operating Officer and Director

November 21, 2013	/s/ Joseph Scalisi
Joseph Scalisi,
Co-President, Chief Technology Officer

November 21, 2013	/s/ Greggory S. Haugen
Greggory S. Haugen
Director

November 21, 2013	/s/ David L. Meyers
David L. Meyers
Director

November 21, 2013	/s/ Charles H. Smith
Charles H. Smith
Director

November 21, 2013	/s/ Jeff Devlin
Jeff Devlin
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