Form 10-Q
period 2013-11-30
Location Based Technologies, Inc.
filed 2014-01-14
CIK 1383196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended November 30, 2013.

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

As of January 10, 2014, there were 213,810,220 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

November 30, 2013 and August 31, 2013

(Unaudited)

	November 30,	August 31,
	2013	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$97,211	$680,914
Accounts receivable, net of allowances	128,134	77,584
Inventory, net of reserves	800,900	788,470
Prepaid expenses and other assets	73,338	47,976
Deferred financing costs	8,000	25,827

Total current assets	1,107,583	1,620,771

Property and equipment, net of accumulated depreciation	114,587	110,813

OTHER ASSETS
Intangible assets, net of accumulated amortization	692,065	715,732
Inventory, net of reserves	893,401	893,401
Deposits	30,000	30,000

Total other assets	1,615,466	1,639,133

TOTAL ASSETS	$2,837,636	$3,370,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

November 30, 2013 and August 31, 2013

(Unaudited)

	November 30,	August 31,
	2013	2013

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,840,252	$1,699,114
Deferred compensation	146,231	267,730
Deferred revenue	22,472	25,371
Line of credit and accrued interest	-	1,009,042
Advances from officer and accrued interest	176	29,219
Convertible notes payable and accrued interest, net of unamortized discounts	1,384,310	3,585,225
Related party convertible notes payable and accrued interest, net of unamortized discounts	1,118,568	1,049,590
Current portion of term loans	633,667	-
Derivative liabilities	-	745,148

Total current liabilities	5,145,676	8,410,439

Convertible notes payable	1,077,775	-
Related party convertible notes payable and accrued interest, net of unamortized discounts	2,584,449	1,719,036
Term loans	1,462,533	-

TOTAL LIABILITIES	10,270,433	10,129,475

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 212,050,845 and 211,917,511 shares issued and outstanding at November 30, 2013 and August 31, 2013, respectively	212,051	211,917
Additional paid-in capital	49,592,293	49,388,375
Prepaid services paid in common stock	(127,086)	(294,585)
Accumulated deficit	(57,110,055)	(56,064,465)

Total stockholders' deficit	(7,432,797)	(6,758,758)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,837,636	$3,370,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended November 30, 2013 and 2012

(Unaudited)

	For the three months ended
	November 30,	November 30,
	2013	2012

Net revenue
Devices	$243,391	$127,856
Services	165,413	80,699

Total net revenue	408,804	208,555

Cost of revenue
Devices	143,817	131,259
Services	237,990	177,781

Total cost of revenue	381,807	309,040

Gross loss	26,997	(100,485)

Operating expenses
General and administrative	728,634	607,360
Officer compensation	246,687	229,670
Professional fees	374,493	404,928
Rent	19,203	19,527
Research and development	89,758	42,364
Salaries and wages	48,579	150,720
Loss on asset impairment	-	455,916

Total operating expenses	1,507,354	1,910,485

Net operating loss	(1,480,357)	(2,010,970)

Other income (expense)
Financing costs	(148,880)	(81,000)
Amortization of beneficial conversion feature	(32,647)	(61,233)
Amortization of deferred financing costs	(17,827)	(81,966)
Amortization of debt discount	(98,906)	-
Loss on change in fair value of derivative liabilities	-	(1,144,647)
Interest expense, net	(153,290)	(44,872)
Gain on debt settlement	886,548	-
Gain on asset disposal	569	-
Foreign currency loss, net	-	(16)

Total other income (expense)	435,567	(1,413,734)

Net loss before income taxes	(1,044,790)	(3,424,704)

Provision for income taxes	800	800

Net Loss	$(1,045,590)	$(3,425,504)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended November 30, 2013 and 2012

(Unaudited)

	For the three months ended
	November 30,	November 30,
	2013	2012

Basic and Diluted - Earnings (loss) Per Share	$(0.00)	$(0.02)

Basic and Diluted - Weighted Average Number of Shares Outstanding	212,015,680	199,734,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2013 and 2012

(Unaudited)

	For the three months ended
	November 30,	November 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(1,045,590)	$(3,425,504)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liabilities	-	1,144,647
Gain on sale of trademark	(569)	-
Gain on debt settlement	(886,548)	-
Loss on asset impairment	-	455,916
Provision for doubtful accounts and sales returns	8,000	(15,875)
Depreciation and amortization	30,927	26,640
Amortization of beneficial conversion feature	32,647	61,233
Amortization of deferred financing costs	17,827	81,966
Amortization of prepaid services paid in common stock	167,499	153,125
Amortization of debt discount	98,905	-
Common stock issued for services and financing costs	17,500	49,500
Warrants issued for services and financing costs	-	99,873
Stock options issued for services	20,630	81,855
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(58,550)	112,349
(Increase) decrease in inventory	(12,430)	57,164
(Increase) decrease in prepaid expenses and other assets	(25,362)	(10,664)
Increase (decrease) in accounts payable and accrued expenses	141,138	290,608
Increase (decrease) in accrued officer compensation	(65,999)	93,950
Increase (decrease) in deferred revenue	(2,899)	(5,163)
Increase (decrease) in accrued interest	118,461	28,261

Net cash used in operating activities	(1,444,413)	(720,119)

Cash Flows from Investing Activities
Purchase of property and equipment	(17,965)	(120,000)
Proceeds from sale of trademark	7,500	-

Net cash used in investing activities	(10,465)	(120,000)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	(28,825)	-
Payments for deferred financing costs	-	(6,000)
Proceeds from convertible notes payable	-	250,000
Proceeds from related party convertible notes payable	900,000	350,000

Net cash provided by financing activities	871,175	594,000

Net decrease in cash and cash equivalents	(583,703)	(246,119)

Cash and cash equivalents, beginning of year	680,914	376,554

Cash and cash equivalents, end of year	$97,211	$130,435

Non-Cash Financing Activities:
Conversion of accrued compensation into convertible notes payable	$55,500	$-
Issuance of warrants for financing costs classified as debt discount	$165,922	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

Organization

Location Based Technologies, Inc. (formerly known as Springbank Resources, Inc.) (the “Company,” “our,” “we” or “LBT”) was incorporated under the laws of the State of Nevada on April 10, 2006.

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

NOVEMBER 30, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2013, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2013, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of November 30, 2013, had an accumulated deficit of $57,110,055 and negative working capital of $4,038,093. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOVEMBER 30, 2013

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at November 30, 2013 and August 31, 2013 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the three months ended November 30, 2013, revenue from the Company’s largest customer amounted to $111,577 or 27% of total net revenue. Accounts receivable from this customer amounted to $82,439 or 56% of total accounts receivable at November 30, 2013.

For the three months ended November 30, 2012, revenue from two of the Company’s largest customers amounted to $43,011 or 21% of total net revenue. Accounts receivable from these customers amounted to $100,957 or 94% of total accounts receivable at November 30, 2012.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of November 30, 2013 and August 31, 2013, the allowance for doubtful accounts amounted to $3,000.

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of November 30, 2013 and August 31, 2013, the allowance for sales returns amounted to $16,500 and $8,500, respectively.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lower-of-cost-or-market ("LCM") adjustment against gross inventory values. The Company recorded an inventory valuation reserve for LCM inventory adjustments amounting to $1,076,486 as of November 30, 2013. In addition, the components inventory, net of the LCM valuation reserve, totaling $893,401 is classified as a noncurrent asset at November 30, 2013 (see Note 2).

Fair Value of Financial Instruments

Pursuant to FASB ASC 820 – Fair Value Measurement and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet. The carrying value of cash, accounts receivable, inventory, accounts payable and notes payable approximate their fair value due to the short period to maturity of these instruments.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the three months ended November 30, 2012, the Company recorded an impairment of certain patents amounting to $455,916. There was no such impairment recognized during the three months ended November 30, 2013.

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of November 30, 2013 and August 31, 2013, the Company capitalized $742,945 for patent related expenditures. As of November 30, 2013 and August 31, 2013, the Company capitalized $52,539 and $59,470 for trademark related expenditures, respectively. Accumulated amortization of intangible assets was $103,420 and $86,683 at November 30, 2013 and August 31, 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – Patents and Trademarks (Continued)

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $16,737 and $16,792 for the three months ended November 30, 2013 and 2012, respectively.

Deferred Revenue

Deferred revenue is a liability related to revenue producing activity for which revenue has not yet been recognized. As of November 30, 2013 and August 31, 2013, deferred revenue amounted to $22,472 and $25,371, respectively, and consisted of prepaid service revenue from subscribers.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for the beneficial conversion feature of convertible notes payable when the conversion rate is below market value. Pursuant to FASB ASC 470-20 – Debt With Conversion and Other Options, the estimated fair value of the beneficial conversion feature is recorded in the financial statements as a discount from the face amount of the notes. Such discounts are amortized over the term of the notes or conversion of the notes, if sooner. The Company recognized amortization expense related to the beneficial conversion features on convertible notes payable totaling $32,647 and $61,233 during the three months ended November 30, 2013 and 2012, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Liabilities (Continued)

The Company determined that the conversion feature of two promissory notes met the criteria of an embedded derivative, and therefore the conversion feature of these notes needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion feature was estimated at the default date when the notes became convertible using the Black-Scholes model. In connection with the JMJ debt settlement, the derivative liabilities were eliminated and included in the gain on debt settlement. For the three months ended November 30, 2012, the Company recorded a loss for the change in fair value of the derivative liabilities in the amount of $1,144,647 due to the fluctuation in the current market prices.

Revenue Recognition

Revenues are recognized in accordance with FASB ASC 605 – Revenue Recognition, when (a) persuasive evidence of an arrangement exists, (b) the products or services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectability is reasonably assured. In instances where the customer, at its discretion, has the right to reject the product or services prior to final acceptance, revenue is deferred until such acceptance occurs.

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended November 30, 2013 and 2012, the Company incurred $485,391 and $268,025 of advertising costs, respectively.

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

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The fair value of stock options granted is amortized on a straight-line basis over the vesting periods. For the three months ended November 30, 2013 and 2012, stock-based compensation expense associated with stock options totaled $20,630 and $81,855, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum California state income tax in its provision for income taxes for the three months ended November 30, 2013 and 2012.

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

	November 30, 2013	August 31, 2013

Warrants	17,256,715	15,456,715
Stock options	3,525,000	3,475,000
Convertible notes payable	30,252,642	25,300,352
Dilutive potential common shares	51,034,357	44,232,067

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

2.             INVENTORY

Inventory at November 30, 2013 and August 31, 2013 consisted of the following:

	November 30, 2013	August 31, 2013
Current:
Finished goods	$1,299,383	$1,286,953
Inventory valuation reserve for finished goods	(498,483)	(498,483)
Inventories, current	$800,900	$788,470

Noncurrent:
Device components	$1,471,404	$1,471,404
Inventory valuation reserve for components	(578,003)	(578,003)
Inventories, noncurrent	$893,401	$893,401

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components within the next year. Inventories totaling $893,401 which may not be realized within a 12-month period have been reclassified as long-term as of November 30, 2013 and August 31, 2013.

3.             PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2013 and August 31, 2013 consisted of the following:

	November 30, 2013	August 31, 2013

Machinery and equipment	$108,319	$106,354
Computer software (mobile apps)	82,999	66,999
Computer software (internal)	51,263	51,263
Computer and video equipment	19,756	19,756
Office furniture	24,526	24,526

	286,863	268,898
Less: accumulated depreciation	(172,276)	(158,085)

Total property and equipment	$114,587	$110,813

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

3.             PROPERTY AND EQUIPMENT (Continued)

Depreciation expense for the three months ended November 30, 2013 and 2012 amounted to $14,191 and $9,848, respectively.

4.             INTANGIBLE ASSETS

Intangible assets at November 30, 2013 and August 31, 2013 consisted of the following:

	November 30, 2013	August 31, 2013

Patents	$742,945	$742,945
Trademarks	52,539	59,470

	795,484	802,415
Less: accumulated amortization	(103,420)	(86,683)

Total intangible assets	$692,064	$715,732

Amortization expense for the three months ended November 30, 2013 and 2012 amounted to $16,737 and $16,792, respectively.

As of November 30, 2013, Company estimates amortization expense approximating $67,000 each year for the next five years and $364,000 thereafter.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

5.             RELATED PARTY TRANSACTIONS

Advances from Officer

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the three months ended November 30, 2013, there were advances from our Co-President totaling $100,000 and $128,825 of repayments. There were no outstanding advances and related accrued interest amounted to $176 as of November 30, 2013.

Accounts Payable

Amounts payable to related parties totaled $175,000 and $100,000 as of November 30, 2013 and August 31, 2013, respectively.

West Coast Customs

In July 2012, an officer of the Company entered into a Subscription Agreement with West Coast Customs ("WCC") to acquire an approximate 1.5% ownership of WCC. The Company and WCC are under a Manufacturing and Trademark License Agreement for co-branding of the PocketFinder® products.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

6.             CONVERTIBLE NOTES PAYABLE

	November 30, 2013		August 31, 2013
Convertible Notes Payable

Note payable to JMJ Financial in the amount of $555,000 due on September 16, 2012. “V warrants” to purchase 869,565 shares of the Company’s common stock valued at $200,000 were issued in connection with the note. The note was converted into a term loan. See Note 7.	$	_	$555,000

Note payable to JMJ Financial in the amount of $550,000 due on November 1, 2012. “W warrants” to purchase 1,086,957 shares of the Company’s common stock and valued at $250,000 were issued in connection with the note. The note was converted into a term loan. See Note 7.		_	550,000

Note payable in the amount of $300,000 due on December 28, 2013 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share.		300,000	300,000

Note payable in the amount of $1,000,000 due on December 30, 2014 at an interest rate of 8% per annum and convertible into shares of the Company’s common stock at $0.20 per share. In connection with the extension of the due date on December 10, 2013, 4,000,000 shares of the Company’s stock valued at $240,000 were awarded.		1,000,000	1,000,000

Three notes payable in the amount of $102,500 due on January 9, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date, 205,000 shares of the Company’s stock valued at $30,750 were awarded in July 2013.		102,500	102,500

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

6.             CONVERTIBLE NOTES PAYABLE (Continued)

	November 30, 2013	August 31, 2013
Convertible Notes Payable (Continued)

Two notes payable in the amount of $150,000 due on January 13, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date, 300,000 shares of the Company’s stock valued at $45,000 were awarded during 2013.	$150,000	$150,000

Note payable in the amount of $41,000 due on February 5, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share.	41,000	41,000

Note payable in the amount of $75,000 due on March 19, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 150,000 shares of the Company’s common stock valued at $24,617 were issued in connection with the note.	75,000	75,000

Note payable in the amount of $500,000 due on March 25, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 1,000,000 shares of the Company’s common stock valued at $164,022 were issued in connection with the note.	500,000	500,000

Two notes payable in the amount of $50,000 due on April 10, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share.	50,000	50,000

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

6.             CONVERTIBLE NOTES PAYABLE (Continued)

	November 30, 2013	August 31, 2013
Convertible Notes Payable (Continued)

Note payable in the amount of $100,000 due on April 15, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 200,000 shares of the Company’s common stock valued at $30,731 were issued in connection with the note.	$100,000	$100,000

Total convertible notes payable	2,318,500	3,423,500

Unamortized debt and beneficial conversion feature discounts	(64,460)	(126,102)

Accrued interest	208,045	287,827

Total convertible notes payable, net and accrued interest	2,462,085	3,585,225

Less current portion	(1,384,310)	(3,585,225)

Long-term convertible notes payable, net and accrued interest	$1,077,775	$-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

6.            CONVERTIBLE NOTES PAYABLE (Continued)

	November 30, 2013	August 31, 2013
Related Party Convertible Notes Payable

Six notes payable in the amount of $996,987 due on March 13, 2014 at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.20 per share.	$996,987	$996,987

Four notes payable in the amount of $28,750 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.17 per share.	28,750	28,750

Four notes payable in the amount of $55,500 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.13 per share.	55,500	-

Seven notes payable in the amount of $2,500,000 due on September 30, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 400,000 and “BB warrants” to purchase 2,000,000 shares of the Company’s common stock valued at $324,585 were issued in connection with the extension of the notes during 2013.	2,500,000	1,900,000

Note payable in the amount of $300,000 due on November 6, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “CC warrants” to purchase 600,000 shares of the Company’s common stock valued at $118,757 were issued in connection with the note.	300,000	-

Total related party convertible notes payable	3,881,237	2,925,737

Unamortized debt and beneficial conversion feature discounts	(350,839)	(254,827)

Accrued interest	172,619	97,716

Total related party convertible notes payable, net and accrued interest	3,703,017	2,768,626

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

6.             CONVERTIBLE NOTES PAYABLE (Continued)

	November 30, 2013	August 31, 2013
Related Party Convertible Notes Payable (Continued)

Less current portion	(1,118,568)	(1,049,590)

Long-term related party convertible notes payable, net and accrued interest	$2,584,449	$1,719,036

As of November 30, 2013, the principal maturities of the convertible notes payable and related party convertible notes payable are as follows:

For the Years Ending:

November 30, 2014	$3,399,737
November 30, 2015	2,800,000

Total	$6,199,737

7.             LINE OF CREDIT AND TERM LOANS

SVB Line of Credit

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

On November 20, 2013, the Company entered into a Fifth Amendment to Loan and Security Agreement with Silicon Valley Bank to convert the line of credit into a term loan to be repaid by April 1, 2016 with interest only payments from December 2013 to April 2014, followed by twenty-four equal installments of principal plus monthly accrued interest.

As of November 30, 2013, the outstanding balance on the term loan and accrued interest totaled $1,000,000 and $0, respectively. As of August 31, 2013, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $9,042, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

7.             LINE OF CREDIT AND TERM LOAN (Continued)

JMJ Notes Payable

On December 12, 2013 the Company and JMJ executed a comprehensive Release and Settlement Agreement (“Settlement”) which pertains to all claims and counter-claims previously filed by both Parties. The Settlement will require the company to repay $1,096,200 principal and interest on the outstanding notes to be $324,000 in cash payments and $772,200 in common stock. Under the payment terms of the Settlement, $1,105,000 previously classified as convertible notes were reclassified as a term loan as of November 30, 2013. As a result, the Company recorded a gain on debt settlement consisting of $132,600 of abated interest, $8,800 in principal reduction and $745,148 from the elimination of derivative liabilities associated with the conversion features.

As of November 30, 2013, the principal maturities of the SVB and JMJ term loans are as follows:

For the Years Ending:

November 30, 2014	$633,667
November 30, 2015	1,254,200
November 30, 2016	208,333

Total term loans	2,096,200

Less current portion of term loans	(633,667)

Long-term term loans	$1,462,533

8.             COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term. The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for the three months ended November 30, 2013 and 2012 totaled $19,203 and $19,527, respectively.

As of November 30, 2013, the future minimum lease payments are as follows:

For the Years Ending:

November 30, 2014	$83,663
November 30, 2015	50,351

Total	$134,014

 LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

9.             EQUITY

Common Stock

The Company issued 83,334 shares of common stock to consultants in exchange for various advisory services during the three months ended November 30, 2013. The shares were valued at $10,000, which represents the fair market value of the shares provided on the award date.

The Company issued 50,000 shares of common stock in connection with a note payable extension during the three months ended November 30, 2013. The shares were valued at $7,500, which represents the fair market value of the note payable extension costs on the award date.

Warrants

Warrants to purchase up to 17,256,715 shares of the Company’s common stock are outstanding at November 30, 2013.

	Number of Shares	Exercise Price	Expiration

Outstanding warrants as of August 31, 2013	15,456,715

Warrants granted:
BB warrants	1,200,000	$0.20	August 29, 2016
CC warrants	600,000	$0.20	November 6, 2016

Outstanding warrants as of November 30, 2013	17,256,715

The weighted average exercise price of outstanding warrants was $0.21 at November 30, 2013, with expiration dates ranging from December 16, 2014 to November 6, 2016.

 LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

9.             EQUITY (Continued)

Stock Options

On January 12, 2012, the board of directors adopted the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”). The aggregate number of shares of common stock that may be issued under the 2007 Plan is 20,000,000 and such shares are reserved for issuance out of the authorized but previously unissued shares. Employees, service providers and non-employee directors of the Company and its affiliates are eligible to receive non-statutory stock options, incentive stock options, restricted stock and stock appreciation rights. The 2007 Plan will continue until the earlier of the termination of the 2007 Plan by the board of directors or ten years after the effective date. There were 18,500,000 incentive stock options granted under the 2007 Plan as of November 30, 2013.

On August 30, 2007, the Company granted options outside of the 2007 Plan to three of the Company’s officers to purchase 6,000,000 common shares each for a total of 18,000,000 common shares at $0.33 per share that vest upon the achievement of certain milestones. The options expire 10 years from the vested date. As of November 30, 2013, there were no options that were vested and presently exercisable.

On January 12, 2012, the Company granted options under the 2007 Plan to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share that vest upon the achievement of certain milestones. The options expire on January 12, 2017. As of November 30, 2013, there were 1,500,000 options that were vested and presently exercisable. No options were exercised as of November 30, 2013.

On March 15, 2012, the Company granted options under the 2007 Plan to three officers and one employee of the Company to purchase 6,500,000 common shares at $0.31 per share per share that vest upon the achievement of certain milestones. The options expire on March 15, 2017. As of November 30, 2013, there were 2,025,000 options that were vested and presently exercisable. No options were exercised as of November 30, 2013.

 LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

The components of the Company’s deferred tax asset as of November 30, 2013 and August 31, 2013 are as follows:

	November 30, 2013	August 31, 2013
Net operating loss carry forward and deductible temporary differences	$18,794,000	$19,904,000
Valuation allowance	(18,794,000)	(19,904,000)

Net deferred tax asset	$-	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

	November 30, 2013	August 31, 2013
Federal tax at statutory rate	34.00%	34.00%
State income tax net of federal benefit	5.83%	5.83%
Valuation allowance	(39.83%)	(39.83%)

	-	-

 LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

10.           PROVISION FOR INCOME TAXES (Continued)

As of November 30, 2013 and August 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $47,186,000 and $48,074,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of November 30, 2013 and 2012, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2009 and by state taxing authorities for tax years prior to 2008.

11.           SUBSEQUENT EVENTS

On December 5, 2013, the Company issued 1,759,375 shares of common stock to consultants in exchange for various advisory services during the three months ended November 30, 2013. The shares were valued at $143,670, which represents the fair market value of the shares provided on the award date.

On December 20, 2013, the Company entered into an unsecured promissory note agreement with a board member for $100,000 due on March 31, 2014. The note bears interest at 10% per annum and may be converted into common stock of the Company at the rate of $0.15 per share. In addition, the note holder will receive 100,000 shares of common stock.

On December 20, 2013, the Company entered into a secured promissory note agreement with a board member for $100,000 due on December 20, 2015. The note bears interest at 10% per annum and may be converted into common stock of the Company at the rate of $0.15 per share. In addition, each note holder will receive a three year warrant to purchase 200,000 shares of common stock at $0.15.

On December 10, 2013, the Company entered into an Amendment to extend the due date on a $1,000,000 promissory note to December 30, 2014. In connection with the note extension, 4,000,000 shares of common stock valued at $240,000 were awarded and 500,000 shares of common stock valued at $30,000 were awarded under the related incentive organizer agreement.

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

Our current hardware development is primarily focused on enhancing the indoor tracking capability of a new 3G PocketFinder device, a miniaturized dual Iridium/GSM device and a personnel or Lone Worker tracking device with a panic button, all of which are in the final stages of building prototypes, testing and certification before market entry. Having a 3G consumer device will enable us to sell PocketFinder and PocketFinder Pet devices into territories that predominately operate on the 3G network, like Canada and Australia. New Wi-Fi capability will significantly improve indoor location accuracy and greatly reduce “false alert” reports that result from relying on GPS capability only. Additionally, we were recently informed that AT&T’s 2G network will be terminated at some point in the future, so having a 3G device will prepare us for the eventual transition. Both the lone worker and dual Iridium/GSM device are designed to exploit sales channels such as the US military, lone worker programs and large corporations with employees in dangerous areas. Our involvement in the airline cargo and container application has also resulted in the development of a fully “submersible” waterproof LBT-886 variant that will meet application requirements. These projects were also undertaken pursuant to customer requests.

In addition to creating new products, we will also work to customize products to better fit specific vertical market needs and requirements.  For example, we are currently working on a light, temperature and humidity sensor which can be attached to our LBT-886 device. This project was also undertaken pursuant to a customer request.

We will continue to invest heavily in our research and development efforts for the foreseeable future.

Consumer Sales Channels.  In the US, our PocketFinder family of products can be found at the following online locations: Amazon.com, Newegg.com, Walmart.com, Bestbuy.com/Future Shop (Canada), Crutchfield.com, our www.pocketfinder.com website and numerous affiliate marketing websites.  Additionally, our new PocketFinder 886 Vehicle device has received network certification and we intend to make the device available for purchase at AT&T’s retail and online stores this calendar year.

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

In Asia, Apple has invited us to sell PocketFinder devices in their Singapore, China, Hong Kong, Australia and New Zealand stores and Online. We expect to begin sales in Singapore this coming fiscal quarter.

Commercial Sales Channels.   Our recent increase in commercial product sales are primarily attributable to increased marketing efforts and re-orders from existing customers. In October 2012, we received a purchase order from AT&T for our LBT-886 devices which was fulfilled in March and April of 2013. This initial order for devices is being used internally by AT&T to keep track of some of their emergency response mobile assets.  Our relationship with AT&T has the potential to significantly expand over the next 24 months as AT&T looks to place tracking units on more of its mobile assets. We believe that in calendar year 2014, AT&T may place a significant order for additional devices.

The Company recently entered into a relationship with a distributor in Australia that is primarily focused on commercial sales opportunities.  The distributor may distribute to the territories of Australia, New Zealand, Malaysia and the Philippines.

In February of 2013, the military concluded its testing of the LBT-886 and the device received final military approval.  We were negatively impacted by the sequester, however now that the sequester has ended, we believe the military intends to resume evaluating our products for a potential order in 2014.

We have also been working closely with the Department of Energy (the, “DOE”) on a project which would require us to integrate their advanced weather tracking system, called Verde, onto our GPS platform. The intent is to market and sell our products and a Verde-enhanced service to utility companies in US, Canada, Mexico and parts of Central America, particularly in areas that are impacted by natural disasters. The DOE has agreed to work with us in a joint sales and marketing effort to proliferate the Verde system (though our devices and service) to the country’s power, water, gas and phone companies. We anticipate that we could begin the marketing efforts in the first calendar quarter of 2014.

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

Our Target Markets and Marketing Strategy.  We provide wireless location based solutions for global positioning products along with its proprietary “friendly user interface” software system.  We deliver rugged, compact products with near real time location-based information over its proprietary server architecture.  Our products optimize the way businesses utilize mobile assets, save money and connect with key personnel; similarly, families utilizing our products in our ever increasingly mobile society are now able to easily stay connected with one another while on the go and from wherever they are.  We have the ability to add our customer’s existing location devices onto our superior location platform in order to simplify the customers need to manage all location-based devices and assets through one easy tool.

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

We subdivide the commercial market into three categories: small/midsize businesses, enterprise businesses and governmental organizations including the US military.  We will attempt to gain market share in the small/midsize business segment through telesales efforts and through upselling our existing PocketFinder customers.  The enterprise businesses and military segments are far more difficult to penetrate because they tend to require long sales cycles and rigorous testing but, once approved, tend to be long-term partners.  To date, most of the large companies and organizations we are working with have approached us. We expect that as we continue to gain traction with large, reputable institutions, their peers will continue to seek us out.

Our Competition.  Personal location and property tracking devices are beginning to significantly penetrate the marketplace.  We believe this condition represents a tremendous opportunity as customers will be attracted in large numbers once the intrinsic value of such devices is recognized and mass market adoption begins.

Our competitors include, but are not limited to: Geospatial Platform Providers, Application Developers, Garmin’s GTU-10, Tagg, Amber Alert, Spark Nano, LiveView GPS, eZoom, iTrack, 5 Star, Meitrack, iTrack GPS Locator, Lo-Jack, SpotLight, and commercial providers such as Fleetmatics, NetworkFleet, and Qualcomm.  Some competitors may be better financed, have superior technology or have greater marketing and scientific resources than we do.

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

Employees and Outsourced Assistance.  We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Mrs. Mejia, our Chief Operating Officer, Mr. Gregory Gaines, our Chief Marketing and Sales Officer, Mr. Gregory Harrison, our General Counsel, and Dave Morse, Jr., as VP of Customer Service, currently work full time for the Company.  Our CFO, Mr. Glenn Davidson, is currently serving part-time.  Since its inception, LBT has used an extended workforce concept which includes outsourcing partners and vendors, and using a contingent workforce (consultants, part-time /interim executives and temporary workers) and strategic partners to stay competitive in the marketplace. We do not see this as a trend. We will continue to use this model for the foreseeable future.

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

RESULTS OF OPERATIONS

For the quarter ended November 30, 2013 compared to the quarter ended November 30, 2012.

Revenue.  For the quarter ended November 30, 2013, we generated $408,804 of net revenue compared to $208,555 of net revenue for the quarter ended November 30, 2012.  Net revenue for the quarter ended November 30, 2013, consisted of $243,391 from the sales of PocketFinder devices compared to $127,856 for the quarter ended November 30, 2012 and $165,413 from monthly subscription service income compared to $80,699 for the quarter ended November 30, 2012. The 96% increase in total revenue is the result of more devices being sold.

Cost of Revenue.  For the quarter ended November 30, 2013, cost of revenue totaled $381,807 resulting in a gross margin of $26,997 compared to cost of revenue totaling $309,040 resulting in a negative gross margin of $100,485 for the quarter ended November 30, 2012.  The Company realized an improvement in the gross margin as there were no write-downs of inventory during the current quarter.

Operating Expenses.  For the quarter ended November 30, 2013, our total operating expenses were $1,507,354 compared to total operating expenses of $1,910,485 for the quarter ended November 30, 2012.  Operating expenses decreased by $403,131 or 21% in 2013 from 2012.  The decrease in operating expenses is primarily attributed to the following fluctuations:

●

A $121,274 increase in general and administrative expenses to $728,634 for the quarter ended November 30, 2013, compared to $607,360 for the quarter ended November 30, 2012.  The increase in general and administrative expenses in 2013 compared to 2012 is primarily due to an increase in advertising and marketing fees to market our products;

●

A $17,017 increase in officer compensation to $246,687 for the quarter ended November 30, 2013, compared to $229,670 for the quarter ended November 30, 2012 due to the reclassification of an employee to an officer for a portion of the year;

●

Professional fees were reduced by $30,435 to $374,493 for quarter ended November 30, 2013 compared to $404,928 for quarter ended November 30, 2012. This was primarily due to a reduction in warrants being issued in connection with professional fees in 2013 than in 2012;

●

An $47,394 increase in research and development costs to $89,758 for the quarter ended November 30, 2013 compared to $42,364 for the quarter ended November 30, 2012 due to additional research and development invested to meet new customer requests;

●

A $102,141 decrease in salaries and wages to $48,579 for the quarter ended November 30, 2013, compared to $150,720 for the quarter ended November 30, 2012. A portion of the reduction was due to the reduction of two employees in 2013 and the remainder was due to a reclassification of an employee to an officer; and

●

The recognition of an asset impairment on certain patents totaling $455,916 during the three months ended November 30, 2012; whereby, there was no such impairment recognized during the three months ended November 30, 2013.

Other Income/Expenses.  For the quarter ended November 30, 2013, we reported net other income totaling $435,567 which consisted of financing costs, amortization of beneficial conversion feature, deferred financing costs and debt discount, gain on debt settlement, interest expense and gain on asset disposal compared to net other expenses totaling $1,413,734 for the quarter ended November 30, 2012.  The $1,849,301 decrease in net other expenses is primarily due to the following:

●

A $67,880 increase in financing costs to $148,880 for the quarter ended November 30, 2013, compared to $81,000 for the quarter ended November 30, 2012 due to extending the guarantor agreement that resulted in $65,000 of common stock being issued in connection with the guarantor extension;

●

A $28,586 decrease in the amortization of beneficial conversion features on notes payable to $32,647 for the quarter ended November 30, 2013, compared to $61,233 for the quarter ended November 30, 2012 as there were several convertible notes from 2012 that contained beneficial conversion features which fully amortized prior to 2013;

●

A $64,139 decrease in the amortization of deferred financing costs to $17,827 for the quarter ended November 30, 2013, compared to $81,966 for the quarter ended November 30, 2012 as there was were fewer notes payable issued with common stock resulting in reduced deferred financing costs in 2013 than in 2012;

●

A $98,906 increase in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $98,906 for the quarter ended November 30, 2013. There were no such warrant issuances during the quarter ended November 30, 2012;

●

A $1,144,647 loss on the fair value of derivative liabilities was recognized during the three months ended November 30, 2012; whereby, there was no such loss for the three months ended November 30, 2013 as the JMJ debt was settled during the current quarter;

●

The recognition of a $886,548 gain in connection with the JMJ debt settlement was recognized during the three months ended November 30, 2013; whereby, there no such debt settlement during the three months ended November 30, 2012; and

●

A $108,418 increase in interest expense to $153,290 for the quarter ended November 30, 2013, compared to $44,872 for the quarter ended November 30, 2012 as there was approximately $7.9 million in notes payable at November 30, 2013 as compared to $3.5 million in notes payable at November 30, 2012.

Net Loss.  For the quarter ended November 30, 2013, we reported a net loss of $1,045,590 compared to a net loss of $3,425,504 for the quarter ended November 30, 2012, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $97,211 as of November 30, 2013, compared to $680,914 as of August 31, 2013.

As of November 30, 2013, current assets totaled $1,107,583 compared to $1,620,771 as of August 31, 2013 and consisted of cash, accounts receivable, inventory, deferred financing costs, prepaid expenses and other assets. The decrease at November 30, 2013, from August 31, 2013 is primarily due to a decrease in cash.

As of November 30, 2013, current liabilities totaled $5,145,676 compared to $8,410,439 as of August 31, 2013 and consisted of accounts payable and accrued expenses, deferred compensation, line of credit, convertible notes payable, accrued interest and derivative liabilities. The decrease at November 30, 2013, is due to the conversion of the $1,000,000 line of credit into a non-current term loan, the elimination of the derivative liability associated with the JMJ debt settlement and the reclassification of a $1,000,000 convertible note payable as long-term.

As at November 30, 2013, the Company had a working capital deficit of $4,038,093 compared with a working capital deficit of $6,789,668 as of August 31, 2013.

Cash Flows from Operating Activities. During the quarter ended November 30, 2013, the Company used $1,444,413 of cash used for operating activities compared with $720,119 for the quarter ended November 30, 2012.  The increase in the cash used for operating activities was primarily attributed to the $886,000 adjustment for the gain on debt settlement to reconcile the net loss to net cash used in operating activities during the quarter ended November 30, 2013.

Cash Flows From Investing Activities. During the quarter ended November 30, 2013, the Company used $10,465 of cash for investing compared with $120,000 for the quarter ended November 30, 2012.  The decrease in the cash used for investing operating activities was attributed to fewer capital expenditures during the quarter ended November 30, 2013 compared to the quarter ended November 30, 2012.

Cash Flows from Financing Activities. During the quarter ended November 30, 2013, the Company received $900,000 in cash from financing activities related to the issuance of convertible promissory notes. During the quarter ended November 30, 2012, the Company received $600,000 from the issuance of promissory notes. Current convertible notes payable totaling $4,504,737 are unsecured, bear interest at 5%-10% per annum, and are to be repaid out of future operating cash flow. Long-term convertible promissory notes totaling $2,800,000 are secured, bear interest at 10% per annum with due dates ranging from September 30, 2015 to November 6, 2015 and are to be repaid out of future operating cash flow.

Going Concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

CASH REQUIREMENTS

We are a wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail and commercial distribution.  Since our inception, we have generated significant losses.  As of November 30, 2013, we had an accumulated deficit of $57,110,055 and we expect to incur continual losses until sometime in calendar year 2014.

As of November 30, 2013, we had $97,211 in cash and cash-equivalents.  Over the next several quarters we expect to invest a significant amount to develop our sales and marketing programs associated with the commercialization and branding of the PocketFinder family of products.  We also expect to fund any necessary general overhead requirements.

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

Product Research and Development

We plan to continue to develop new product enhancements to our existing product on the market including PocketFinder People and PocketFinder Vehicles.  New 3G devices will meet the requirements of pending GSM network changes in multiple countries, including the US, and the dual GSM/Iridium device will open new government and commercial shipping markets.

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

Off-Balance Sheet Arrangements

As of November 30, 2013, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2013, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department.

Changes in Internal Control Over Financial Reporting

In December 2013, our part-time CFO, Kenneth Fronk, resigned to pursue a full-time opportunity and was replaced by our current part-time CFO, Glenn Davidson. Other than the change in our CFO, there were no changes in internal controls over financial reporting that occurred during the three months ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 12, 2013 the Company and JMJ executed a comprehensive Release and Settlement and Agreement (the, “Settlement”) which pertains to all claims and counter-claims previously filed by both Parties. The Settlement will require the company to repay $1,096,200 of principal and interest on the outstanding notes. The terms of the Settlement are confidential.

Previously, on December 6, 2012, the Company had filed a lawsuit against Justin Keener d/b/a JMJ Financial (“JMJ”) relating to a promissory note entered into between the Company and JMJ on March 16, 2012. The Company sought a declaratory judgment that the note – including all principal and interest purportedly owed thereunder – violates applicable usury laws and thus is unenforceable.  The Company also sought damages for alleged violations of Florida Statute 517.301.  Thereafter on December 6, 2012, JMJ had filed a Complaint against the Company alleging breach of contract for two promissory notes entered into between JMJ and the Company, the first on March 16, 2012 and the second on May 1, 2012.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On December 5, 2013, the Company issued 1,759,375 shares of common stock to consultants in exchange for various advisory services valued at $143,670 on the award date.

Common Stock Issuances for Debt Extension

On January 2, 2014, the Company issued 4,000,000 shares of common stock in connection with a debt extension valued at $240,000 on the award date.

Warrant issuance for Note Payable Issuances

On September 19, 2013, the Company awarded “Series BB” warrants to a related party note holder to purchase 1,200,000 common shares at $0.20 per share in connection with debt issuances and expires on August 29, 2016.

On November 6, 2013, the Company awarded “Series CC” warrants to a related party note holder to purchase 600,000 common shares at $0.20 per share in connection with debt issuances and expires on November 6, 2016.

On December 20, 2013, the Company awarded “Series DD” warrants to a related party note holder to purchase 200,000 common shares at $0.15 per share in connection with a debt issuance and expires on December 20, 2016.

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).

10.52	Form of “CC” Warrant Agreement. †
10.53	Secured Convertible Promissory Note Amendment 2 between the Company and Bridge Loans, LLC dated December 10, 2013. †
10.54	Secured Convertible Promissory Note between the Company and Greggory Haugen dated December 20, 2013. †
10.55	Secured Convertible Promissory Note between the Company and Charles Smith dated December 20, 2013. †
10.56	Form of “DD” Warrant Agreement. †

21.1	Subsidiary of the Registrant †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

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

LOCATION BASED TECHNOLOGIES, INC.

Dated: January 14, 2014	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

Dated: January 14, 2014	By:	/s/ Glenn Davidson
Glenn Davidson
Chief Financial Officer