Form 10-Q
period 2014-02-28
Location Based Technologies, Inc.
filed 2014-04-11
CIK 1383196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended February 28, 2014.

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

As of April 9, 2014, there were 247,080,419 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

February 28, 2014 and August 31, 2013

(Unaudited)

	February 28, 2014	August 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$86,252	$680,914
Accounts receivable, net of allowances	35,083	77,584
Inventory, net of reserves	216,142	788,470
Prepaid expenses and other assets	65,075	47,976
Deferred financing costs	280,807	25,827

Total current assets	683,359	1,620,771

Property and equipment, net of accumulated depreciation	83,264	110,813

OTHER ASSETS
Intangible assets, net of accumulated amortization	675,511	715,732
Inventory, net of reserves	1,459,073	893,401
Deposits	30,000	30,000

Total other assets	2,164,584	1,639,133

TOTAL ASSETS	$2,931,207	$3,370,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

February 28, 2014 and August 31, 2013

(Unaudited)

	February 28, 2014	August 31, 2013

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,752,587	$1,699,114
Deferred compensation	233,921	267,730
Deferred revenue	17,073	25,371
Line of credit and accrued interest	-	1,009,042
Advances from officer and accrued interest	25,689	29,219
Convertible notes payable and accrued interest, net of unamortized discounts	2,493,565	3,585,225
Related party convertible notes payable and accrued interest, net of unamortized discounts	1,233,844	1,049,590
Current portion of term loans and accrued interest	1,009,834	-
Derivative liabilities	-	745,148

Total current liabilities	6,766,513	8,410,439

Convertible notes payable	209,741	-
Related party convertible notes payable and accrued interest, net of unamortized discounts	2,816,672	1,719,036
Term loans	1,094,533	-

TOTAL LIABILITIES	10,887,459	10,129,475

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 223,060,220 and 211,917,511 shares issued and outstanding at February 28, 2014 and August 31, 2013, respectively	223,061	211,917
Additional paid-in capital	50,328,511	49,388,375
Prepaid services paid in common stock	(55,416)	(294,585)
Accumulated deficit	(58,452,408)	(56,064,465)

Total stockholders' deficit	(7,956,252)	(6,758,758)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,931,207	$3,370,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2014 and 2013

(Unaudited)

	For the three months ended		For the six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013

Net revenue
Devices	$107,582	$489,276	$350,973	$617,132
Services	233,509	101,881	398,922	182,580

Total net revenue	341,091	591,157	749,895	799,712

Cost of revenue
Devices	92,152	529,029	235,969	660,288
Services	255,253	188,943	493,243	366,724

Total cost of revenue	347,405	717,972	729,212	1,027,012

Gross loss	(6,314)	(126,815)	20,683	(227,300)

Operating expenses
General and administrative	290,576	444,732	1,019,210	1,052,092
Officer compensation	233,059	206,098	479,746	435,768
Professional fees	174,465	452,053	548,958	856,981
Rent	19,202	19,202	38,405	38,729
Research and development	9,790	102,922	99,548	145,286
Salaries and wages	61,243	109,343	109,822	260,063
Loss on asset impairment	-	-	-	455,916

Total operating expenses	788,335	1,334,350	2,295,689	3,244,835

Net operating loss	(794,649)	(1,461,165)	(2,275,006)	(3,472,135)

Other income (expense)
Financing costs	(105,000)	(279,100)	(253,880)	(360,100)
Amortization of beneficial conversion feature	(28,301)	(72,906)	(60,948)	(134,139)
Amortization of deferred financing costs	(90,523)	(50,542)	(108,350)	(132,508)
Amortization of debt discount	(106,264)	-	(205,170)	-
Loss on change in fair value of derivative liabilities	-	504,132	-	(640,515)
Interest expense, net	(168,146)	(68,005)	(321,436)	(112,877)
Gain on debt settlement	-	-	886,548	-
Loss on asset disposals	(49,000)	-	(48,431)	-
Foreign currency loss, net	(470)	334	(470)	318

Total other income (expense)	(547,704)	33,913	(112,137)	(1,379,821)

Net loss before income taxes	(1,342,353)	(1,427,252)	(2,387,143)	(4,851,956)

Provision for income taxes	-	-	800	800

Net Loss	$(1,342,353)	$(1,427,252)	$(2,387,943)	$(4,852,756)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2014 and 2013

(Unaudited)

	For the three months ended		For the six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013

Basic and Diluted - Earnings (loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and Diluted - Weighted Average Number of Shares Outstanding	216,584,974	202,713,856	214,133,373	201,216,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2014 and 2013

(Unaudited)

	For the six months ended
	February 28, 2014	February 28, 2013
Cash Flows from Operating Activities
Net loss	$(2,387,943)	$(4,852,756)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liabilities	-	640,515
Loss on asset disposal	49,000	-
Gain on sale of trademark	(569)	-
Gain on debt settlement	(886,548)	-
Loss on asset impairment	-	455,916
Provision for doubtful accounts and sales returns	1,000	(23,954)
Provision for inventory reserve	(330)	79,243
Depreciation and amortization	61,306	55,206
Amortization of beneficial conversion feature	60,948	134,139
Amortization of deferred financing costs	108,350	132,256
Amortization of prepaid services paid in common stock	239,169	402,917
Amortization of debt discount	205,170	-
Common stock issued for services and financing costs	88,670	265,500
Warrants issued for services and financing costs	-	99,873
Stock options issued for services	33,132	101,219
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	41,501	(285,109)
(Increase) decrease in inventory	6,986	95,159
(Increase) decrease in prepaid expenses and other assets	(17,099)	29,247
Increase (decrease) in accounts payable and accrued expenses	317,643	669,369
Increase (decrease) in accrued officer compensation	21,691	125,350
Increase (decrease) in deferred revenue	(8,298)	(7,251)
Increase (decrease) in accrued interest	267,351	72,276

Net cash used in operating activities	(1,798,870)	(1,810,885)

Cash Flows from Investing Activities
Purchase of property and equipment	(49,467)	(141,994)
Proceeds from sale of trademark	7,500	-

Net cash used in investing activities	(41,967)	(141,994)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	(3,825)	-
Payments for deferred financing costs	-	(6,000)
Proceeds from convertible notes payable	150,000	1,066,000
Proceeds from related party convertible notes payable	1,100,000	600,000
Repayments of related party convertible notes payable	-	(50,000)

Net cash provided by financing activities	1,246,175	1,610,000

Net decrease in cash and cash equivalents	(594,662)	(342,879)

Cash and cash equivalents, beginning of year	680,914	376,554

Cash and cash equivalents, end of year	$86,252	$33,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2014 and 2013

(Unaudited)

	For the six months ended
	February 28, 2014	February 28, 2013

Non-Cash Financing Activities:
Conversion of accrued compensation into convertible notes payable	$55,500	$-
Conversion of accounts payable into common stock	$315,000	$-
Issuance of common stock for deferred financing costs	$312,500	$-
Issuance of warrants for financing costs classified as debt discount	$201,978	$-

The accompanying notes are an integral part of these consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

FEBRUARY 28, 2014

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2013, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of February 28, 2014, had an accumulated deficit of $58,452,408 and negative working capital of $5,516,973. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FEBRUARY 28, 2014

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at February 28, 2014 and August 31, 2013 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the six months ended February 28, 2014, revenue from the Company’s largest customer amounted to $119,570 or 16% of total net revenue. Accounts receivable from this customer amounted to $9,064 or 19% of total accounts receivable at February 28, 2014. In addition, there was another customer with accounts receivable totaling $25,687 comprising 55% of total accounts receivable at February 28, 2014.

For the six months ended February 28, 2013, revenue from the Company’s largest customer amounted to $390,677 or 49% of total net revenue. Accounts receivable from this customer amounted to $390,677 or 77% of total accounts receivable at February 28, 2013.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of February 28, 2014 and August 31, 2013, the allowance for doubtful accounts amounted to $3,000.

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of February 28, 2014 and August 31, 2013, the allowance for sales returns amounted to $9,500 and $8,500, respectively.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lower-of-cost-or-market ("LCM") adjustment against gross inventory values. An inventory valuation reserve approximating $1,076,000 was recorded to reduce the value of the inventory to the current selling price. Management estimates the current selling price as the realizable value of the inventory. Management estimated sales for the next 24 month period based on historical sales data and prospective sales trends and determined that all inventory is expected to be sold in the next two years. Management analyzed and tested certain components that could possibly become obsolete and determined that the useful life exceeded the two year estimate to sell the inventory. In addition, the components inventory, net of the LCM valuation reserve, is classified as a noncurrent asset at February 28, 2014 (see Note 2).

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

FEBRUARY 28, 2014

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 1 to 5 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. During the six months ended February 28, 2014, the Company disposed of a $49,000 fixed asset resulting in a $49,000 loss on fixed asset disposal.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the six months ended February 28, 2013, the Company recorded an impairment of certain patents amounting to $455,916. There was no such impairment recognized during the six months ended February 28, 2014.

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost. As of February 28, 2014 and August 31, 2013, the Company capitalized $742,945 for patent related expenditures. As of February 28, 2014 and August 31, 2013, the Company capitalized $52,539 and $59,470 for trademark related expenditures, respectively. Accumulated amortization of intangible assets was $119,973 and $86,683 at February 28, 2014 and August 31, 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

Deferred Revenue

Deferred revenue is a liability related to revenue producing activity for which revenue has not yet been recognized. As of February 28, 2014 and August 31, 2013, deferred revenue amounted to $17,073 and $25,371, respectively, and consisted of prepaid service revenue from subscribers.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for the beneficial conversion feature of convertible notes payable when the conversion rate is below market value. Pursuant to FASB ASC 470-20 – Debt With Conversion and Other Options, the estimated fair value of the beneficial conversion feature is recorded in the financial statements as a discount from the face amount of the notes. Such discounts are amortized over the term of the notes or conversion of the notes, if sooner. The Company recognized amortization expense related to the beneficial conversion features on convertible notes payable totaling $28,301 and $72,906 during the three months ended February 28, 2014 and 2013, respectively. The Company recognized amortization expense related to the beneficial conversion features on convertible notes payable totaling $60,948 and $134,139 during the six months ended February 28, 2014 and 2013, respectively

Derivative Liabilities

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

FEBRUARY 28, 2014

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

Service Revenue – Service revenue consists of monthly service fees initiated by the customer upon activation of a PocketFinder® device. Services fees are billed and collected in the month the service is provided. Service revenue is recognized upon collecting the monthly service fee from the customer. The Company does not believe the difference between recognizing revenue at the beginning of the subscription month versus the end of the subscription month is material to the financial statements.

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in cost of sales.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended February 28, 2014 and 2013, the Company incurred $0 and $100,671 of advertising costs, respectively. For the six months ended February 28, 2014 and 2013, the Company incurred $466,612 and $368,696 of advertising costs, respectively.

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

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The fair value of stock options granted is amortized on a straight-line basis over the vesting periods. For the three months ended February 28, 2014 and 2013, stock-based compensation expense associated with stock options totaled $12,502 and $19,364, respectively. For the six months ended February 28, 2014 and 2013, stock-based compensation expense associated with stock options totaled $33,132 and $101,219 respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum California state income tax in its provision for income taxes for the six months ended February 28, 2014 and 2013.

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

	February 28, 2014	August 31, 2013

Warrants	17,756,715	15,456,715
Stock options	2,925,000	3,475,000
Convertible notes payable	32,671,569	25,300,352
Dilutive potential common shares	53,353,284	44,232,067

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

2.             INVENTORY

Inventory at February 28, 2014 and August 31, 2013 consisted of the following:

	February 28, 2014	August 31, 2013
Current:
Finished goods	$308,642	$1,286,953
Inventory valuation reserve for finished goods	(92,500)	(498,483)
Inventories, current	$216,142	$788,470

Noncurrent:
Finished goods	$972,164	$-
Inventory valuation reserve for finished goods	(405,983)	-
Device components	1,470,565	1,471,404
Inventory valuation reserve for components	(577,673)	(578,003)
Inventories, noncurrent	$1,459,073	$893,401

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the finished goods and inventory components within the next year. The Company expects that it will take approximately one to three years to sell finished goods inventory on hand at February 28, 2014. Following the sale of all finished goods inventory, components inventory will be utilized to manufacture additional devices that are expected to be sold in year two. Although management does not believe there are any issues with inventory obsolescence as of February 28, 2014, an obsolescence reserve may be necessary in the future if inventory continues to move at its current turnover rate. Inventories totaling $1,459,073 and $893,401 which may not be realized within a 12-month period have been reclassified as long-term as of February 28, 2014 and August 31, 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

3.            PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2014 and August 31, 2013 consisted of the following:

	February 28, 2014	August 31, 2013
Machinery and equipment	$139,821	$106,354
Computer software (mobile apps)	82,999	66,999
Computer software (internal)	2,263	51,263
Computer and video equipment	19,756	19,756
Office furniture	24,526	24,526
	269,365	268,898
Less: accumulated depreciation	(186,101)	(158,085)
Total property and equipment	$83,264	$110,813

Depreciation expense for the three months ended February 28, 2014 and 2013 amounted to $13,825 and $12,196, respectively. Depreciation expense for the six months ended February 28, 2014 and 2013 amounted to $28,016 and $22,044, respectively.

4.             INTANGIBLE ASSETS

Intangible assets at February 28, 2014 and August 31, 2013 consisted of the following:

	February 28, 2014	August 31, 2013
Patents	$742,945	$742,945
Trademarks	52,539	59,470
	795,484	802,415
Less: accumulated amortization	(119,973)	(86,683)
Total intangible assets	$675,511	$715,732

Amortization expense totaled $16,553 and $16,370 for the three months ended February 28, 2014 and 2013, respectively. Amortization expense totaled $33,290 and $33,162 for the six months ended February 28, 2014 and 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

4.             INTANGIBLE ASSETS (Continued)

As of February 28, 2014, Company estimates amortization expense approximating $67,000 each year for the next five years and $340,000 thereafter.

5.             RELATED PARTY TRANSACTIONS

Advances from Officer

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the six months ended February 28, 2014, there were advances from our Co-President totaling $151,000 and $154,824 of repayments. As of February 28, 2014, there was $25,000 of outstanding advances and $689 of related accrued interest.

Accounts Payable

Amounts payable to related parties totaled $250,000 and $100,000 as of February 28, 2014 and August 31, 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

6.            CONVERTIBLE NOTES PAYABLE

	February 28, 2014	August 31, 2013
Convertible Notes Payable

Note payable to JMJ Financial in the amount of $555,000 due on September 16, 2012. “V warrants” to purchase 869,565 shares of the Company’s common stock valued at $200,000 were issued in connection with the note. The note was converted into a term loan. See Note 7.	$-	$555,000

Note payable to JMJ Financial in the amount of $550,000 due on November 1, 2012. “W warrants” to purchase 1,086,957 shares of the Company’s common stock and valued at $250,000 were issued in connection with the note. The note was converted into a term loan. See Note 7.	-	550,000

Note payable in the amount of $300,000 due on July 13, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date on January 22, 2014, 600,000 shares of the Company’s stock valued at $60,000 were awarded.	300,000	300,000

Note payable in the amount of $1,000,000 due on December 30, 2014 at an interest rate of 8% per annum and convertible into shares of the Company’s common stock at $0.20 per share. In connection with the extension of the due date on December 10, 2013, 4,000,000 shares of the Company’s stock valued at $240,000 were awarded.	1,000,000	1,000,000

Three notes payable in the amount of $102,500 due on July 9, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date, 150,000 shares of the Company’s stock valued at $15,000 were awarded in January 2014.	75,000	102,500

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

6.            CONVERTIBLE NOTES PAYABLE (Continued)

	February 28, 2014	August 31, 2013
Convertible Notes Payable (Continued)

Two notes payable in the amount of $150,000 due on July 13, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date, 300,000 shares of the Company’s stock valued at $30,000 were awarded in January 2014.	$150,000	$150,000

Note payable in the amount of $76,452 due on August 9, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. In connection with the extension of the due date, 137,000 shares of the Company’s stock valued at $12,330 were awarded in January 2014.	76,452	41,000

Note payable in the amount of $75,000 due on January 21, 2016 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 150,000 shares of the Company’s common stock valued at $24,617 were issued in connection with the note.	75,000	75,000

Note payable in the amount of $500,000 due on March 25, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 1,000,000 shares of the Company’s common stock valued at $164,022 were issued in connection with the note.	500,000	500,000

Two notes payable in the amount of $50,000 due on April 10, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share.	50,000	50,000

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

6.            CONVERTIBLE NOTES PAYABLE (Continued)

	February 28, 2014	August 31, 2013
Convertible Notes Payable (Continued)

Note payable in the amount of $100,000 due on April 15, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 200,000 shares of the Company’s common stock valued at $30,731 were issued in connection with the note.	$100,000	$100,000

Note payable in the amount of $150,000 due on January 21, 2016 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.15 per share. “DD warrants” to purchase 300,000 shares of the Company’s common stock valued at $25,971 were issued in connection with the note.	150,000	-

Total convertible notes payable	2,476,452	3,423,500

Unamortized debt and beneficial conversion feature discounts	(27,187)	(126,102)

Accrued interest	254,041	287,827

Total convertible notes payable, net and accrued interest	2,703,306	3,585,225

Less current portion	(2,493,565)	(3,585,225)

Long-term convertible notes payable, net and accrued interest	$209,741	$-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

6.            CONVERTIBLE NOTES PAYABLE (Continued)

	February 28, 2014	August 31, 2013
Related Party Convertible Notes Payable

Six notes payable in the amount of $996,987 due on March 13, 2015 at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.20 per share.	$996,987	$996,987

Four notes payable in the amount of $28,750 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.17 per share.	28,750	28,750

Four notes payable in the amount of $55,500 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.13 per share.	55,500	-

Note payable in the amount of $100,000 due on March 31, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.15 per share. In connection with the note, 100,000 shares of the Company’s stock valued at $6,000 were awarded in January 2014.	100,000	-

Seven notes payable in the amount of $2,500,000 due on September 30, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 400,000 and “BB warrants” to purchase 2,000,000 shares of the Company’s common stock valued at $324,585 were issued in connection with the extension of the notes during 2013.	2,500,000	1,900,000

Note payable in the amount of $300,000 due on November 6, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “CC warrants” to purchase 600,000 shares of the Company’s common stock valued at $118,757 were issued in connection with the note.	300,000	-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

	February 28, 2014	August 31, 2013
Related Party Convertible Notes Payable

Note payable in the amount of $100,000 due on December 20, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.15 per share. “DD warrants” to purchase 200,000 shares of the Company’s common stock valued at $10,085 were issued in connection with the note.	$100,000	$-

Total related party convertible notes payable	4,081,237	2,925,737

Unamortized debt and beneficial conversion feature discounts	(289,602)	(254,827)

Accrued interest	258,881	97,716

Total related party convertible notes payable, net and accrued interest	4,050,516	2,768,626

Less current portion	(1,233,844)	(1,049,590)

Long-term related party convertible notes payable, net and accrued interest	$2,816,672	$1,719,036

As of February 28, 2014, the principal maturities of the convertible notes payable and related party convertible notes payable are as follows:

For the Years Ending:

February 28, 2015	$3,432,689
February 29, 2016	3,125,000

Total	$6,557,689

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

As of February 28, 2014, the outstanding balance on the term loan and accrued interest totaled $1,000,000 and $8,167, respectively. As of August 31, 2013, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $9,042, respectively.

JMJ Notes Payable

On December 12, 2013 the Company and JMJ executed a comprehensive Release and Settlement Agreement (“Settlement”) which pertains to all claims and counter-claims previously filed by both Parties. The Settlement will require the company to repay $1,096,200 principal and interest on the outstanding notes to be $324,000 in cash payments and $772,200 in common stock. Under the payment terms of the Settlement, $1,105,000 previously classified as convertible notes were reclassified as a term loan on the settlement date. As a result, the Company recorded a gain on debt settlement consisting of $132,600 of abated interest, $8,800 in principal reduction and $745,148 from the elimination of derivative liabilities associated with the conversion features.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

7.            LINE OF CREDIT AND TERM LOAN (Continued)

JMJ Notes Payable (Continued)

As of February 28, 2014, the principal maturities of the SVB and JMJ term loans are as follows:

For the Years Ending:

February 28, 2015	$1,001,667
February 29, 2016	1,011,200
February 28, 2017	83,333

Total term loans	2,096,200

Less current portion of term loans	(1,001,667)

Long-term term loans	$1,094,533

8.            COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term. The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for each of the three months ended February 28, 2014 and 2013 totaled $19,202. Total rental expense on operating leases for the six months ended February 28, 2014 and 2013 totaled $38,405 and $38,729, respectively.

As of February 28, 2014, the future minimum lease payments are as follows:

For the Years Ending:

February 28, 2015	$84,800
February 29, 2016	28,772

Total	$113,572

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

9.            EQUITY

Common Stock

The Company issued 5,842,709 shares of common stock to consultants in exchange for various advisory services during the six months ended February 28, 2014. The shares were valued at $393,670, which represents the fair market value of the shares provided on the award date.

The Company issued 50,000 shares of common stock in connection with a note payable extension during the six months ended February 28, 2014. The shares were valued at $7,500, which represents the fair market value of the note payable extension costs on the award date.

The Company issued 5,250,000 shares of common stock for the conversion of $315,000 in accounts payable. The shares were valued at $315,000, which represents the fair market value of the conversion costs on the award date.

The Company agreed to issue 1,287,000 shares of common stock valued at $123,330 in connection with six note payable extensions and a debt issuance. The Company agreed to issue 875,000 shares of common stock to four board members for their service on the board. Aforementioned stock awards were not issued as of February 28, 2014 and are included in accrued liabilities.

Warrants

Warrants to purchase up to 17,756,715 shares of the Company’s common stock are outstanding at February 28, 2014.

	Number of Shares	Exercise Price	Expiration

Outstanding warrants as of August 31, 2013	15,456,715

Warrants granted:
BB warrants	1,200,000	$0.20	August 29, 2016
CC warrants	600,000	$0.20	November 6, 2016
DD warrants	500,000	$0.15	January 21, 2017

Outstanding warrants as of February 28, 2014	17,756,715

The weighted average exercise price of outstanding warrants was $0.21 at February 28, 2014, with expiration dates ranging from December 16, 2014 to January 21, 2017.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

9.            EQUITY (Continued)

Stock Options

On January 12, 2012, the board of directors adopted the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”). The aggregate number of shares of common stock that may be issued under the 2007 Plan is 20,000,000 and such shares are reserved for issuance out of the authorized but previously unissued shares. Employees, service providers and non-employee directors of the Company and its affiliates are eligible to receive non-statutory stock options, incentive stock options, restricted stock and stock appreciation rights. The 2007 Plan will continue until the earlier of the termination of the 2007 Plan by the board of directors or ten years after the effective date. There were 18,500,000 incentive stock options granted under the 2007 Plan as of February 28, 2014.

On August 30, 2007, the Company granted options outside of the 2007 Plan to three of the Company’s officers to purchase 6,000,000 common shares each for a total of 18,000,000 common shares at $0.33 per share that vest upon the achievement of certain milestones. The options expire 10 years from the vested date. As of February 28, 2014, there were no options that were vested and presently exercisable.

On January 12, 2012, the Company granted options under the 2007 Plan to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share that vest upon the achievement of certain milestones. The options expire on January 12, 2017. As of February 28, 2014, there were 1,500,000 options that were vested and presently exercisable. No options were exercised as of February 28, 2014.

On March 15, 2012, the Company granted options under the 2007 Plan to three officers and one employee of the Company to purchase 6,500,000 common shares at $0.31 per share per share that vest upon the achievement of certain milestones. The options expire on March 15, 2017. As of February 28, 2014, there were 1,425,000 options that were vested and presently exercisable. No options were exercised as of February 28, 2014.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

The components of the Company’s deferred tax asset as of February 28, 2014 and August 31, 2013 are as follows:

	February 28, 2014	August 31, 2013
Net operating loss carry forward and deductible temporary differences	$20,072,000	$19,904,000
Valuation allowance	(20,072,000)	(19,904,000)

Net deferred tax asset	$-	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

	February 28, 2014	August 31, 2013
Federal tax at statutory rate	34.00%	34.00%
State income tax net of federal benefit	5.83%	5.83%
Valuation allowance	(39.83% )	(39.83% )

	-	-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

10.          PROVISION FOR INCOME TAXES (Continued)

As of February 28, 2014 and August 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $50,395,000 and $48,074,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of February 28, 2014 and 2013, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2009 and by state taxing authorities for tax years prior to 2008.

11.          SUBSEQUENT EVENTS

On March 5, 2014, the Company entered into a secured promissory note agreement with a board member for $200,000 due on March 5, 2016. The note bears interest at 10% per annum and may be converted into common stock of the Company at the rate of $0.15 per share. In addition, the note holder will receive a three year warrant to purchase 200,000 shares of common stock at $0.15.

On March 17 and 18, 2014, the Company issued 321,571 shares of common stock in connection with the conversion of notes payable valued at $19,000 on the award date.

On March 17 and 19, 2014, the Company issued 1,187,000 shares of common stock in connection with six debt extensions valued at $117,330 on the award date.

On March 21, 2014, the Company entered into a secured promissory note agreement for $500,000 due on September 21, 2014. The note bears interest at 3% per month and is convertible upon default. In connection with the note payable, the Company issued 20,000,000 shares of common stock as collateral and 2,000,000 shares of common stock as financing costs.

On April 2, 2014, the Company issued 511,628 shares of common stock in connection with the conversion of notes payable valued at $22,000 on the award date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements of our intentions, hopes, beliefs, expectations, strategies, and predictions with respect to future activities or other future events or conditions. These statements are usually identified by the use of words such as “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “should,” “could,” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Part I, Item 1A. “Risk Factors” and other sections of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, express or implied by these forward-looking statements.

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

Our Business.  The company designs, develops, and sells consumer and commercial GPS tracking solutions that enhance the way customers stay connected with people or things. Our products and services provide data that are intended to enhance safety, security, connectivity, money savings, coordination of mobile assets and managerial or parental decisions. Our devices operate on the worldwide GSM network. Consumer products are primarily intended to be used by people who need to locate any portable asset (powered or unpowered), vehicles, pets, and people who are unable to use a cell phone to communicate their location or for travelers who seek a dedicated tracking system to enhance safety and connectivity.  Commercial products are marketed to businesses of all sizes and governmental organizations that need to track vehicles, mobile equipment, portable assets and workers.

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

Our current hardware development is primarily focused on enhancing the indoor tracking capability of a new 3G PocketFinder device and a miniaturized dual Iridium/GSM device both of which are close to the final stages of building prototypes, testing and certification before market entry. Having a 3G consumer device will enable us to sell PocketFinder Personal Locator and PocketFinder Pet devices into territories that predominately operate on the 3G network, like Canada and Australia. New Wi-Fi capability will significantly improve indoor location accuracy and greatly reduce “false alert” reports that result from relying on GPS capability only. This will be particularly beneficial to the child market and the pet market. Additionally, we were recently informed that AT&T’s 2G network will be terminated in early 2017 so having a 3G device will prepare us for that eventual transition. Both the lone worker and dual Iridium/GSM device are designed to exploit sales channels such as the US military, lone worker programs and large corporations with employees in dangerous areas. Our involvement in the airline cargo and container application has also resulted in the development of a fully “submersible” waterproof LBT-886 variant that will meet application requirements. These projects were also undertaken pursuant to customer requests.

In addition to creating new products, we will also work to customize products to better fit specific vertical market needs and requirements.  For example, we are currently working on a light, temperature and humidity sensor which can be attached to our LBT-886 device. This project was also undertaken pursuant to a customer request. We are close to closing the first commercialization of an application using sensors to protect assets while being shipped.

We will continue to invest in our research and development efforts for the foreseeable future.

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

Internationally, our devices are being sold and marketed in Mexico, the United Kingdom (the, “UK”) other European Union countries, Colombia and Ecuador.  In the UK, we have partnered with EE (the largest mobile-to-mobile telecommunications company in the UK). Recent reports show Europe at the forefront of M2M (“Machine-to-Machine”) or the adoption of “Internet-of-things” applications with revenues from M2M services market wide expected to grow at a compounded annual rate of 33% between 2011 and 2016 in a selection of European markets, including Germany, France, Poland, Russia, Sweden and the UK. These are the findings of new research from Frost & Sullivan, which predicts that the number of SIM connections will rise to 75 million in 2016, with the UK emerging as the biggest market and Germany a close second. The market-research company also reports that Europe’s mobile network operators are looking to expand their M2M portfolios to profit from applications rather than just connectivity. LBT desires to play a part in the European M2M/IoT growth expansion and we are working with companies in the UK, France, Poland and Sweden as potential distributors.

In Asia, we have recently received iDA approval which will allow us to begin sales through Apple in Singapore. Through our primary distributor in Australia and New Zealand, FindA, we are gaining acceptance in multiple applications for both Consumer and Commercial customers. We expect to begin sales in Singapore this coming quarter.

Commercial Sales Channels.  Our relationship with AT&T has the potential to significantly expand over the next 24 months as AT&T looks to place tracking units on more of its mobile assets. We believe that in calendar year 2014, AT&T may place a significant order for additional devices.

The Company’s relationship with our distributor in Australia is experiencing solid success bringing LBT’s platform and products into high growth commercial sales opportunities.  The distributor may distribute to the territories of Australia, New Zealand, Malaysia and the Philippines based on early expressions of interest from these areas.

In February of 2013, the military concluded its testing of the LBT-886 and the device received final military approval.  We were negatively impacted by the sequester; however, now that the sequester has ended, we believe the military intends to resume evaluating use of our products in specific applications for a potential order in the upcoming months.

We have signed an exclusive contract with the Department of Energy (the, “DOE”) on a project which will allow us to integrate and market an Oak Ridge National Laboratory technology that provides real-time status of the electric grid and critical energy sectors along with real-time severe weather conditions. The system, called VERDE (Visualizing Energy Resources Dynamically on the Earth), enables decision-makers to respond swiftly to major power disruptions. VERDE, which combines the display capabilities of Google Earth with analysis and modeling components, significantly enhances situational awareness and speeds recovery times from power outages. We expect to begin sales of the system to commercial customers, public utilities (power, water and telecom) and other first responder agencies throughout the United States within 90 days.

Our Personal Locator Services.  Our products are currently being sold through various brick-and-mortar and online retailers and through our website.  We provide customer service and support in the United States through existing partners in other parts of the world.  In the consumer market we are selling into multiple vertical market segments including the following:

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

Our marketing initiatives will include:

●	Licensing opportunities for our software/EUI and products in international areas or regions;

●	Self-branded or “white label” opportunities for niche market or vertical market sales;

●	Affinity group marketing and outreach opportunities;

●	Utilization of direct response sales due to public relations outreach in special interest magazines and newsletters; and

●	Retail distribution initiatives.

Our Revenue Sources.  We expect our revenues to be derived from the following sources:

●	Software licensing fees;

●	Organizations that will self-brand LBT’s services for specialized niche markets (“white label”);

●	Asset and personal locator device sales to commercial customers and through retailers;

●	Personal locator device sales through affinity groups and through our website;

●	Consumer and commercial tracking device accessory sales; and

●	Monthly recurring service fees.

Our Growth Strategy.  Our objective is to become a premier provider of personal and asset location services in the Location Based Services consumer and commercial markets.  We intend to gain market share in the consumer segment by partnering with retail partners, and allowing them to sell our devices through their retail channels around the world.  We will continue our own retail efforts, but we believe we will reach the largest consumer audience by leveraging the size, financial strength, infrastructure and brand recognition of our partners.

We subdivide the commercial market into three categories: small/midsize businesses, (including the strategic utility company market), enterprise businesses and governmental organizations including the US military.  We will attempt to gain market share in the small/midsize business segment through telesales efforts and through upselling our existing PocketFinder customers.  The enterprise businesses and military segments are far more difficult to penetrate because they tend to require long sales cycles and rigorous testing but, once approved, tend to be long-term partners.  To date, most of the large companies and organizations we are working with have approached us. We expect that as we continue to gain traction with large, reputable institutions, their peers will continue to seek us out. The exclusive contract integrating DOE’s VERDE feed positions us with a significant differentiator in the utility market throughout the US and Canada.

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

Employees and Outsourced Assistance.  We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Mrs. Mejia, our Chief Operating Officer, Dan Hogan, our VP of Marketing, and Dave Morse, Jr., as VP of Customer Service, currently work full time for the Company.  Effective as of the date of this filing, our current part-time CFO, Glenn Davidson, shall be replaced by Gregory Andrews. Mr. Andrews will serve as CFO on a part-time basis.  Since its inception, LBT has used an extended workforce concept which includes outsourcing partners and vendors, and using a contingent workforce (consultants, part-time /interim executives and temporary workers) and strategic partners to stay competitive in the marketplace. We do not see this as a trend. We will continue to use this model for the foreseeable future with an eye to reduce corporate overhead and expenses.

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

RESULTS OF OPERATIONS

For the three months ended February 28, 2014 compared to the three months ended February 28, 2103.

Revenue.  For the three months ended February 28, 2014, we generated $341,091 of net revenue compared to $591,157 of net revenue for the three months ended February 28, 2013.  The 42% decrease in total revenue is due to the following:

●

Device revenue – For the three months ended February 28, 2014, we generated $107,582 of net device revenue compared to $489,276 for the three months ended February 28, 2013. The $381,694 decrease in device revenue consists of the following:

o	The most significant contributor to the decrease in revenue for the three months ended February 28, 2014 is due to spikes in LBT-886 orders from our commercial sales channel. During the three months ended February 28, 2013, revenue from the sale of LBT-886 devices was for AT&T’s initial order and totaled $389,000. Although we expect to receive additional orders from AT&T in 2014, no orders for LBT-886 devices were received during the three months ended February 28, 2014. During this quarter, sales totaling $8,000 of LBT-886 devices were from various other commercial accounts;
o

Revenue from the sale of PocketFinder People increased from $5,000 for the three months ended February 28, 2013 to $19,000 for the three months ended February 28, 2014 due to an increase in quantities sold as a result of sales price reductions;

o

Revenue from the sale of PetFinder devices increased from $6,000 for the three months ended February 28, 2013 to $16,000 for the three months ended February 28, 2014 due to an increase in sales as a result of price reductions.

o	PocketFinder Vehicle sales decreased from $88,000 for the three months ended February 28, 2013 to $63,000 for the three months ended February 28, 2014 due to a change in distributions channels; and
o	There was $1,000 of PocketFinder accessories sales during the three months ended February 28, 2013 that remained constant at $1,000 during the three months ended February 28, 2014.

●	Service revenue – For the three months ended February 28, 2014, we generated $233,509 of service revenue compared to $101,881 for the three months ended February 28, 2013. The increase is the result of adding approximately 3,300 net subscribers for the three months ended February 28, 2014 as compared to the three months ended February 28, 2013.

Cost of Revenue.  For the three months ended February 28, 2014, cost of revenue totaled $347,405 resulting in a negative gross margin of $6,314 compared to cost of revenue totaling $717,972 resulting in a negative gross margin of $126,815 for the three months ended February 28, 2013.  The Company realized an improvement in the gross margin as there were no significant write-downs of inventory during the current quarter.

A majority of the costs we incur to generate revenue are fixed. These costs include but are not limited to, customer service, operating expenses and employee salaries. As we continue to grow our revenue, the discrepancy between our fixed costs and our income will decrease.

Management estimates that revenue will exceed costs in 2015 assuming the following conditions occur:

●	Increased sales growth for the PocketFinder Vehicle and LBT-886 products;
●	Penetration of our products into new markets, primarily Asia and Europe; and
●

Reducing costs by incorporating self-help UserVoice tools that allow customers to resolve issues and find answers directly from the website when they are online no matter the time or day. In addition, we will be changing our customer service call center and moving it to a more local service with lower costs.

Operating Expenses.  For the three months ended February 28, 2014, our total operating expenses were $788,335 compared to total operating expenses of $1,334,350 for the three months ended February 28, 2013.  Operating expenses decreased by $546,015 or 41% for the three months ended February 28, 2014 and is primarily attributed to the following fluctuations:

●

A $154,156 decrease in general and administrative expenses to $290,576 for the three months ended February 28, 2014, compared to $444,732 for the three months ended February 28, 2013.  The decrease in general and administrative expenses three months ended February 28, 2014 compared to 2013 is primarily due the following:

●	$119,000 decrease in advertising and marketing fees to market our products due to cash flow spending limitations;
●	$52,000 increase in stock based awards to board of directors for their service due to timing differences as awards were not made in the same quarter each year;
●	$25,000 decrease in computer relates expenditures due to spending restrictions to conserve cash;
●	$50,000 decrease in license fees due to obtaining certifications in 2013; and
●	$12,000 reduction in other general and administrative expenses as a result of reduced spending.

●

A $26,961 increase in officer compensation to $233,059 for the three months ended February 28, 2014, compared to $206,098 for the three months ended February 28, 2013 due to the reclassification of an employee to an officer for the three months ended February 28, 2014;

●

Professional fees were reduced by $277,588 to $174,465 for three months ended February 28, 2014 compared to $452,053 for three months ended February 28, 2013. This was primarily due to a reduction in the value of common stock being issued in connection with business development and financial advisory fees;

●

A $93,132 decrease in research and development costs to $9,790 for the three months ended February 28, 2014 compared to $102,922 for the three months ended February 28, 2013 as certain R&D projects are close to being completed; and

●

A $48,100 decrease in salaries and wages to $61,243 for the three months ended February 28, 2014, compared to $109,343 for the three months ended February 28, 2013. The decrease is attributed to the reduction of one employee and due to a reclassification of an employee to an officer.

Other Income/Expenses.  For the three months ended February 28, 2014, we reported net other expense totaling $547,704 which consisted of financing costs, amortization of beneficial conversion feature, deferred financing costs and debt discount, interest expense and loss on asset disposals compared to net other income totaling $33,913 for the three months ended February 28, 2013.  The $581,617 increase in net other expenses is primarily due to the following:

●

A $163,405 decrease in financing costs to $115,695 for the three months ended February 28, 2014, compared to $279,100 for the three months ended February 28, 2013 as majority of notes entered into in the current quarter did not incur finder’s fees;

●

A $55,300 decrease in the amortization of beneficial conversion features on notes payable to $17,606 for the three months ended February 28, 2014, compared to $72,906 for the three months ended February 28, 2013 as there were several convertible notes with beneficial conversion features were fully amortized in 2013 and new notes entered into in 2014 did not contain beneficial conversion features;

●

A $39,981 increase in the amortization of deferred financing costs to $90,523 for the three months ended February 28, 2014, compared to $50,542 for the three months ended February 28, 2013 as there were numerous notes payable extensions issued with common stock resulting in increased deferred financing costs for three months ended February 28, 2014 than in 2013;

●

A $106,264 increase in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $106,264 for the three months ended February 28, 2014. There were no such warrant issuances during the three months ended February 28, 2013;

●

A $504,132 gain on the fair value of derivative liabilities was recognized during the three months ended February 28, 2013; whereby, there was no such gain for the three months ended February 28, 2014 as the JMJ debt was settled during the first quarter of 2014; and

●

A $100,141 increase in interest expense to $168,146 for the three months ended February 28, 2014, compared to $68,005 for the three months ended February 28, 2013 as there was approximately $8.9 million in notes payable at February 28, 2014 as compared to $3.5 million in notes payable at February 28, 2013.

Net Loss.  For the three months ended February 28, 2014, we reported a net loss of $1,342,353 compared to a net loss of $1,427,252 for the three months ended February 28, 2013, due to fluctuations in operating and other expenses as previously discussed.

For the six months ended February 28, 2014 compared to the six months ended February 28, 2103.

Revenue.  For the six months ended February 28, 2014, we generated $749,895 of net revenue compared to $799,712 of net revenue for the six months ended February 28, 2013.  The 6% decrease in total revenue is due to the following:

●

Device revenue – For the six months ended February 28, 2014, we generated $350,973 of net device revenue compared to $617,132 for the six months ended February 28, 2013. The $266,159 decrease in device revenue consists of the following:

o

The most significant contributor to the decrease in revenue for the six months ended February 28, 2014 is due to spikes in LBT-886 orders from our commercial sales channel. During the six months ended February 28, 2013, revenue from the sale of LBT-886 devices was for AT&T’s initial order and totaled $389,000. Although we expect to receive additional orders from AT&T in 2014, no orders for LBT-886 devices were received during the six months ended February 28, 2014. During this six month period, sales totaling $18,000 of LBT-886 devices were from various other commercial accounts;

o

Revenue from the sale of PocketFinder People increased from $51,000 for the six months ended February 28, 2013 to $137,000 for the six months ended February 28, 2014 due to an increase in quantities sold as a result of sales price reductions;

o	Revenue from the sale of PetFinder devices slightly decreased from $18,000 for the six months ended February 28, 2013 to $15,000 for the six months ended February 28, 2014;
o

PocketFinder Vehicle sales increased from $156,000 for the six months ended February 28, 2013 to $178,000 for the six months ended February 28, 2014 due to multiple auto market and dealerships alliances formed in fiscal 2014; and

o	There was $3,000 of PocketFinder accessories sales during the six months ended February 28, 2014 compared to $2,000 during the six months ended February 28, 2013.

●

Service revenue – For the six months ended February 28, 2014, we generated $398,922 of service revenue compared to $182,580 for the six months ended February 28, 2013. The increase is the result of adding approximately 2,700 net subscribers for the six months ended February 28, 2014 as compared to the six months ended February 28, 2013.

Cost of Revenue.  For the six months ended February 28, 2014, cost of revenue totaled $729,212 resulting in a gross margin of $20,683 compared to cost of revenue totaling $1,027,012 resulting in a negative gross margin of $227,300 for the six months ended February 28, 2013.  The Company realized an improvement in the gross margin as there were no significant write-downs of inventory during the current six-month period.

A majority of the costs we incur to generate revenue are fixed. These costs include but are not limited to, customer service, operating expenses and employee salaries. As we continue to grow our revenue, the discrepancy between our fixed costs and our income will decrease.

Management estimates that revenue will exceed costs in 2015 assuming the following conditions occur:

●	Increased sales growth for the PocketFinder Vehicle and LBT-886 products;
●	Penetration of our products into new markets, primarily Asia and Europe; and
●	Reducing costs through enhanced self-help online tools and by moving to a less expensive local customer service call center.

Operating Expenses.  For the six months ended February 28, 2014, our total operating expenses were $2,295,689 compared to total operating expenses of $3,244,835 for the six months ended February 28, 2013.  Operating expenses decreased by $949,146 or 29% for the six months ended February 28, 2014 and is primarily attributed to the following fluctuations:

●

A $32,882 decrease in general and administrative expenses to $1,019,210 for the six months ended February 28, 2014, compared to $1,052,092 for the six months ended February 28, 2013 primarily due to a reduction in other general and administrative expenses as a result of reduced spending;

●

A $43,978 increase in officer compensation to $479,746 for the six months ended February 28, 2014, compared to $435,768 for the six months ended February 28, 2013 due to the reclassification of an employee to an officer in 2013;

●

Professional fees were reduced by $308,023 to $548,958 for the six months ended February 28, 2014 compared to $856,981 for the six months ended February 28, 2013. This was primarily due to a reduction in the value of common stock being issued in connection with business development and financial advisory fees;

●

A $45,738 decrease in research and development costs to $99,548 for the six months ended February 28, 2014 compared to $145,286 for the six months ended February 28, 2013 as certain R&D projects are close to being completed;

●

A $150,241 decrease in salaries and wages to $109,822 for the six months ended February 28, 2014, compared to $260,063 for the six months ended February 28, 2013. The decrease is attributed to the reduction of one employee and due to a reclassification of an employee to an officer; and

●

The recognition of an asset impairment on certain patents totaling $455,916 during the six months ended February 28, 2013; whereby, there was no such impairment recognized during the six months ended February 28, 2014.

Other Income/Expenses.  For the six months ended February 28, 2014, we reported net other expense totaling $112,137 which consisted of financing costs, amortization of beneficial conversion feature, deferred financing costs and debt discount, interest expense, gain on debt settlement, and loss on asset disposals compared to net other expense totaling $1,379,821 for the six months ended February 28, 2013.  The $1,267,684 decrease in net other expenses is primarily due to the following:

●

A $95,525 decrease in financing costs to $264,575 for the six months ended February 28, 2014, compared to $360,100 for the six months ended February 28, 2013 as majority of notes entered into in the current quarter did not incur finder’s fees;

●

A $83,886 decrease in the amortization of beneficial conversion features on notes payable to $50,253 for the six months ended February 28, 2014, compared to $134,139 for the six months ended February 28, 2013 as there were several convertible notes with beneficial conversion features were fully amortized in 2013 and new notes entered into in 2014 did not contain beneficial conversion features;

●

A $24,158 decrease in the amortization of deferred financing costs to $108,350 for the six months ended February 28, 2014, compared to $132,508 for the three months ended February 28, 2013 as there was were fewer notes payable issued with common stock resulting in reduced deferred financing costs six months ended February 28, 2014 than in 2013;

●

A $205,170 increase in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $205,170 for the six months ended February 28, 2014. There were no such warrant issuances during the six months ended February 28, 2013;

●

A $640,515 gain on the fair value of derivative liabilities was recognized during the six months ended February 28, 2013; whereby, there was no such gain recognized during the six months ended February 28, 2014 as the JMJ debt was settled during the first quarter of 2014;

●

The recognition of a $886,548 gain in connection with the JMJ debt settlement was recognized during the six months ended February 28, 2014; whereby, there no such debt settlement during the six months ended November 30, 2012;

●

The recognition of a $48,431 loss in connection with asset disposals during the six months ended February 28, 2014; whereby, there no such asset disposals in during the six months ended February 28, 2013;

●

A $208,559 increase in interest expense to $321,436 for the six months ended February 28, 2014, compared to $112,877 for the six months ended February 28, 2013 as there was approximately $8.9 million in notes payable at February 28, 2014 as compared to $3.5 million in notes payable at February 28, 2013.

Net Loss.  For the six months ended February 28, 2014, we reported a net loss of $2,387,943 compared to a net loss of $4,852,756 for the six months ended February 28, 2013, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $86,252 as of February 28, 2014, compared to $680,914 as of August 31, 2013.

As of February 28, 2014, current assets totaled $1,249,540 compared to $1,620,771 as of August 31, 2013 and consisted of cash, accounts receivable, inventory, deferred financing costs, prepaid expenses and other assets. The decrease at February 28, 2014, from August 31, 2013 is primarily due to a decrease in cash offset by an increase in deferred financing costs. The decrease in cash is the result of covering our operating costs with minimal cash inflows during Q1 and Q2. The increase in deferred offering costs is the result of issuing common stock in connection with multiple notes payable due dates being extended.

As of February 28, 2014, current liabilities totaled $6,766,513 compared to $8,410,439 as of August 31, 2013 and consisted of accounts payable and accrued expenses, deferred compensation, line of credit, convertible notes payable, accrued interest and derivative liabilities. The decrease at February 28, 2014, is due to the conversion of the $1,000,000 line of credit into a non-current term loan and the elimination of the $745,000 derivative liability associated with the JMJ debt settlement.

As at February 28, 2014, the Company had a working capital deficit of $5,516,973 compared with a working capital deficit of $6,789,668 as of August 31, 2013.

Cash Flows from Operating Activities. During the six months ended February 28, 2014, the Company used $1,798,870 of cash used for operating activities compared with $1,810,885 for the six months ended February 28, 2013.

Cash Flows From Investing Activities. During the six months ended February 28, 2014, the Company used $41,967 of cash for investing compared with $141,994 for the six months ended February 28, 2013.  The decrease in the cash used for investing operating activities was attributed to fewer capital expenditures during the six months ended February 28, 2014 compared to the six months ended February 28, 2013.

Cash Flows from Financing Activities. During the six months ended February 28, 2014, the Company received $1,250,000 in cash from financing activities related to the issuance of convertible promissory notes. During the six months ended February 28, 2013, the Company received $1,666,000 from the issuance of convertible promissory notes. Current convertible notes payable totaling $3,432,689 are unsecured, bear interest at 5%-10% per annum, and are to be repaid out of future operating cash flow. Long-term convertible promissory notes totaling $4,219,533 are secured, bear interest at 10% per annum with due dates ranging from September 30, 2015 to January 21, 2016 and are to be repaid out of future operating cash flow.

Going Concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

CASH REQUIREMENTS

We are a wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail and commercial distribution.  Since our inception, we have generated significant losses.  As of February 28, 2014, we had an accumulated deficit of $58,452,408 and we expect to incur continual losses until sometime in calendar year 2015-2016.

As of February 28, 2014, we had $86,252 in cash and cash-equivalents.  Over the next several quarters we expect to invest a significant amount to develop our sales and marketing programs associated with the commercialization and branding of the PocketFinder family of products.  We also expect to fund any necessary general overhead requirements.

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

Off-Balance Sheet Arrangements

As of February 28, 2014, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2014, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department.

Changes in Internal Control Over Financial Reporting

In December 2013, our part-time CFO, Kenneth Fronk, resigned to pursue a full-time opportunity and was replaced by our current part-time CFO, Glenn Davidson. In April 2014, our part-time CFO, Glenn Davidson, resigned to pursue a full-time opportunity and was replaced by our current part-time CFO, Gregory Andrews. Other than the changes in our CFO, there were no changes in internal controls over financial reporting that occurred during the six months ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Debt Conversion

On February 13, 2014, the Company issued 5,250,000 shares of common stock in connection with the conversion of certain accounts payable valued at $315,000 on the award date.

On March 17 and 18, 2014, the Company issued 321,571 shares of common stock in connection with the conversion of notes payable valued at $19,000 on the award date.

On April 2, 2014, the Company issued 511,628 shares of common stock in connection with the conversion of notes payable valued at $22,000 on the award date.

Common Stock Issuances for Debt Extensions

On March 17 and 19, 2014, the Company issued 1,187,000 shares of common stock in connection with six debt extensions valued at $117,330 on the award date.

Common Stock Issuances for Note Payable

On March 21, 2014, the Company entered into a secured promissory note agreement for $500,000 due on September 21, 2014. The note bears interest at 3% per month and is convertible upon default. In connection with the note payable, the Company issued 20,000,000 shares of common stock as collateral and 2,000,000 shares of common stock as financing costs.

Warrant Issuance for Note Payable

On January 21, 2014, the Company awarded “Series DD” warrants to a note holder to purchase 300,000 common shares at $0.15 per share in connection with a debt issuance and expires on January 21, 2017.

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).

3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).

10.57	Secured Convertible Promissory Note between the Company and Jeffrey Leu dated January 21, 2014. †

10.58	Secured Convertible Promissory Note between the Company and Greggory Haugen dated March 5, 2014. †

10.59	Secured Convertible Promissory Note between the Company and RFF Family Partnership LP dated March 21, 2014. †

21.1	Subsidiary of the Registrant †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

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

LOCATION BASED TECHNOLOGIES, INC.

Dated: April 11, 2014	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

Dated: April 11, 2014	By:	/s/ Glenn Davidson
Glenn Davidson
Chief Financial Officer