Form 10-Q
period 2014-05-31
Location Based Technologies, Inc.
filed 2014-07-11
CIK 1383196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended May 31, 2014.

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

As of July 11, 2014, there were 229,583,162 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

May 31, 2014 and August 31, 2013

(Unaudited)

	May 31, 2014	August 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$150,802	$680,914
Accounts receivable, net of allowances	97,793	77,584
Inventory, net of reserves	629,235	788,470
Prepaid expenses and other assets	35,468	47,976
Deferred financing costs	94,150	25,827

Total current assets	1,007,448	1,620,771

Property and equipment, net of accumulated depreciation	96,430	110,813

OTHER ASSETS
Intangible assets, net of accumulated amortization	658,590	715,732
Inventory, net of reserves	892,434	893,401
Deposits	30,000	30,000

Total other assets	1,581,024	1,639,133

TOTAL ASSETS	$2,684,902	$3,370,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

May 31, 2014 and August 31, 2013

(Unaudited)

	May 31, 2014	August 31, 2013

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Convertible demand notes payable and accrued interest	$29,803	$-
Related party convertible demand notes payable and accrued interest	1,178,140	-
Accounts payable and accrued expenses	2,011,951	1,699,114
Deferred compensation	141,410	267,730
Deferred revenue	21,464	25,371
Line of credit and accrued interest	-	1,009,042
Advances from officer and accrued interest	26,188	29,219
Convertible term notes payable and accrued interest, net of unamortized discounts	3,048,653	3,585,225
Related party convertible term notes payable and accrued interest, net of unamortized discounts	104,466	1,049,590
Current portion of term loans and accrued interest	1,165,159	-
Derivative liabilities	-	745,148

Total current liabilities	7,727,234	8,410,439

Convertible term notes payable	806,615	-
Related party convertible term notes payable and accrued interest, net of unamortized discounts	2,543,911	1,719,036
Term loans	842,083	-

TOTAL LIABILITIES	11,919,843	10,129,475

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 228,160,821 and 211,917,511 shares issued and outstanding at May 31, 2014 and August 31, 2013, respectively	228,161	211,917
Additional paid-in capital	50,639,692	49,388,375
Prepaid services paid in common stock	(105,924)	(294,585)
Accumulated deficit	(59,996,870)	(56,064,465)

Total stockholders' deficit	(9,234,941)	(6,758,758)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,684,902	$3,370,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2014 and 2013

(Unaudited)

	For the three months ended		For the nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013

Net revenue
Devices	$216,223	$643,696	$567,196	$1,260,828
Services	238,916	111,483	637,838	294,063

Total net revenue	455,139	755,179	1,205,034	1,554,891

Cost of revenue
Devices	182,960	923,560	418,929	1,583,849
Services	234,122	205,025	727,365	571,748

Total cost of revenue	417,082	1,128,585	1,146,294	2,155,597

Gross profit (loss)	38,057	(373,406)	58,740	(600,706)

Operating expenses
General and administrative	341,138	486,947	1,360,347	1,539,039
Officer compensation	142,000	253,835	621,746	798,465
Professional fees	285,717	1,004,725	834,674	1,861,706
Rent	19,202	19,202	57,607	57,931
Research and development	-	112,511	99,548	257,797
Salaries and wages	85,762	73,252	195,585	224,453
Loss on asset impairment	-	-	-	455,916

Total operating expenses	873,819	1,950,472	3,169,507	5,195,307

Net operating loss	(835,762)	(2,323,878)	(3,110,767)	(5,796,013)

Other income (expense)
Financing costs	(105,875)	(96,634)	(359,755)	(456,734)
Amortization of beneficial conversion feature	(440)	(85,530)	(61,388)	(219,669)
Amortization of deferred financing costs	(343,805)	(39,749)	(452,155)	(172,257)
Amortization of debt discount	(55,026)	(53,757)	(260,196)	(53,757)
Gain (Loss) on change in fair value of derivative liabilities	-	123,460	-	(517,055)
Interest expense, net	(203,554)	(107,734)	(524,991)	(220,611)
Gain on debt settlement	-	-	886,548	-
Loss on debt extinguishment	-	(521,820)	-	(521,820)
Gain (Loss) on asset disposals	-	631	(48,431)	631
Foreign currency gain (loss), net	-	(400)	(470)	41

Total other income (expense)	(708,700)	(781,533)	(820,838)	(2,161,231)

Net loss before income taxes	(1,544,462)	(3,105,411)	(3,931,605)	(7,957,244)

Provision for income taxes	-	-	800	800

Net Loss	$(1,544,462)	$(3,105,411)	$(3,932,405)	$(7,958,044)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2014 and 2013

(Unaudited)

	For the three months ended		For the nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013

Basic and Diluted - Earnings (loss) Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Basic and Diluted - Weighted Average Number of Shares Outstanding	226,402,077	207,493,355	218,267,881	203,331,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2014 and 2013

(Unaudited)

	For the nine months ended
	May 31, 2014	May 31, 2013
Cash Flows from Operating Activities
Net loss	$(3,932,405)	$(7,958,044)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liabilities	-	517,055
Loss (Gain) on asset disposal	49,000	(631)
Gain on sale of trademark	(569)	-
Gain on debt settlement	(886,548)	-
Loss on asset impairment	-	455,916
Loss on debt extinguishment	-	521,820
Provision for doubtful accounts and sales returns	13,931	(31,343)
Provision (credit) for inventory reserve	(86,605)	206,120
Depreciation and amortization	92,336	85,619
Amortization of beneficial conversion feature	61,388	219,669
Amortization of deferred financing costs	452,155	172,257
Amortization of prepaid services paid in common stock	389,111	877,706
Amortization of debt discount	260,196	53,757
Common stock issued for services and financing costs	161,170	742,668
Warrants issued for services and financing costs	-	99,873
Stock options issued for services	36,575	131,341
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(34,140)	65,045
(Increase) decrease in inventory	246,807	336,690
(Increase) decrease in prepaid expenses and other assets	12,508	80,829
Increase (decrease) in accounts payable and accrued expenses	368,239	467,546
Increase (decrease) in accrued officer compensation	(9,070)	212,849
Increase (decrease) in deferred revenue	(3,907)	39,207
Increase (decrease) in accrued interest	420,783	156,581

Net cash used in operating activities	(2,389,045)	(2,547,470)

Cash Flows from Investing Activities
Purchase of property and equipment	(76,742)	(146,098)
Proceeds from sale of trademark	7,500	-

Net cash used in investing activities	(69,242)	(146,098)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	(3,825)	-
Payments for deferred financing costs	-	(6,000)
Payments on term loans	(18,000)	-
Proceeds from convertible term notes payable	500,000	1,791,000
Proceeds from related party convertible term notes payable	1,450,000	800,000
Repayments of related party convertible term notes payable	-	(100,000)

Net cash provided by financing activities	1,928,175	2,485,000

Net decrease in cash and cash equivalents	(530,112)	(208,568)

Cash and cash equivalents, beginning of year	680,914	376,554

Cash and cash equivalents, end of year	$150,802	$167,986

Non-Cash Financing Activities:
Conversion of accrued compensation into convertible notes payable	$117,250	$996,987
Conversion of accounts payable into common stock	$315,000	$-
Issuance of common stock for deferred financing costs	$357,330	$-
Issuance of warrants for financing costs classified as debt discount	$213,486	$-
Issuance of common stock for payment on term loan	$80,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

May 31, 2014

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2013, included in the Company’s report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of May 31, 2014, had an accumulated deficit of $59,996,870 and negative working capital of $6,719,787. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

May 31, 2014

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

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at May 31, 2014 and August 31, 2013 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the nine months ended May 31, 2014, revenue from the Company’s largest customer amounted to $187,621 or 27% of total net revenue. Accounts receivable from this customer amounted to $54,275 or 56% of total accounts receivable at May 31, 2014.

For the nine months ended May 31, 2013, revenue from the Company’s largest customer amounted to $882,569 or 57% of total net revenue. Accounts receivable from this customer amounted to $1,517 or 2% of total accounts receivable at May 31, 2013.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

1.             NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of May 31, 2014 and August 31, 2013, the allowance for doubtful accounts amounted to $9,000 and $3,000, respectively.

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of May 31, 2014 and August 31, 2013, the allowance for sales returns amounted to $16,431 and $8,500, respectively.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lower-of-cost-or-market ("LCM") adjustment against gross inventory values. An inventory valuation reserve approximating $989,881 was recorded to reduce the value of the inventory to the current selling price. Management estimates the current selling price as the realizable value of the inventory. No inventory obsolescence reserve was recorded during the nine months ended May 31, 2013. Management estimated sales for the next 24 month period based on historical sales data and prospective sales trends and determined that all inventory is expected to be sold in the next two years. Management analyzed and tested certain components that could possibly become obsolete and determined that the useful life exceeded the two year estimate to sell the inventory. In addition, the components inventory, net of the LCM valuation reserve, totaling $892,434 is classified as a noncurrent asset at May 31, 2014 (see Note 2).

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

May 31, 2014

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the nine months ended May 31, 2013, the Company recorded an impairment of certain patents amounting to $455,916. There was no such impairment recognized during the nine months ended May 31, 2014.

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms-length” transaction are recorded at cost. As of May 31, 2014 and August 31, 2013, the Company capitalized $742,945 for patent related expenditures. As of May 31, 2014 and August 31, 2013, the Company capitalized $52,539 and $59,470 for trademark related expenditures, respectively. Accumulated amortization of intangible assets was $136,894 and $86,683 at May 31, 2014 and August 31, 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

Deferred Revenue

Deferred revenue is a liability related to revenue producing activity for which revenue has not yet been recognized. As of May 31, 2014 and August 31, 2013, deferred revenue amounted to $21,464 and $25,371, respectively, and consisted of prepaid service revenue from subscribers.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for the beneficial conversion feature of convertible notes payable when the conversion rate is below market value. Pursuant to FASB ASC 470-20 – Debt With Conversion and Other Options, the estimated fair value of the beneficial conversion feature is recorded in the financial statements as a discount from the face amount of the notes. Such discounts are amortized over the term of the notes or conversion of the notes, if sooner. The Company recognized amortization expense related to the beneficial conversion features on convertible notes payable totaling $440 and $85,530 during the three months ended May 31, 2014 and 2013, respectively. The Company recognized amortization expense related to the beneficial conversion features on convertible notes payable totaling $50,693 and $219,669 during the nine months ended May 31, 2014 and 2013, respectively.

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

May 31, 2014

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

May 31, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended May 31, 2014 and 2013, the Company incurred $19,807 and $51,327 of advertising costs, respectively. For the nine months ended May 31, 2014 and 2013, the Company incurred $486,269 and $420,023 of advertising costs, respectively.

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

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The fair value of stock options granted is amortized on a straight-line basis over the vesting periods. For the three months ended May 31, 2014 and 2013, stock-based compensation expense associated with stock options totaled $3,443 and $30,122, respectively. For the nine months ended May 31, 2014 and 2013, stock-based compensation expense associated with stock options totaled $36,575 and $131,341 respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum California state income tax in its provision for income taxes for the nine months ended May 31, 2014 and 2013.

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

	May 31, 2014	August 31, 2013

Warrants	17,956,715	15,456,715
Stock options	2,925,000	3,475,000
Convertible notes payable	39,853,796	25,300,352
Dilutive potential common shares	60,735,511	44,232,067

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

2.             INVENTORY

Inventory at May 31, 2014 and August 31, 2013 consisted of the following:

	May 31, 2014	August 31, 2013
Current:
Finished goods	$1,041,739	$1,286,953
Inventory valuation reserve for finished goods	(412,504)	(498,483)
Inventories, current	$629,235	$788,470

Noncurrent:
Device components	$1,469,811	$1,471,404
Inventory valuation reserve for components	(577,377)	(578,003)
Inventories, noncurrent	$892,434	$893,401

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components within the next year. The Company expects that it will take approximately one year to sell finished goods inventory on hand at May 31, 2014. Following the sale of all finished goods inventory, components inventory will be utilized to manufacture additional devices that are expected to be sold in year 2. Inventories totaling $892,434 and $893,401 which may not be realized within a 12-month period have been reclassified as long-term as of May 31, 2014 and August 31, 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

  3.           PROPERTY AND EQUIPMENT

Property and equipment at May 31, 2014 and August 31, 2013 consisted of the following:

	May 31, 2014	August 31, 2013
Machinery and equipment	$139,821	$106,354
Computer software (mobile apps)	82,999	66,999
Computer software (internal)	29,537	51,263
Computer and video equipment	19,756	19,756
Office furniture	$24,526	$24,526

	296,640	268,898
Less: accumulated depreciation	(200,210)	(158,085)

Total property and equipment	$96,430	$110,813

Depreciation expense for the three months ended May 31, 2014 and 2013 amounted to $10,076 and $13,476, respectively. Depreciation expense for the nine months ended May 31, 2014 and 2013 amounted to $42,125 and $35,519, respectively.

4.             INTANGIBLE ASSETS

Intangible assets at May 31, 2014 and August 31, 2013 consisted of the following:

	May 31, 2014	August 31, 2013
Patents	$742,945	$742,945
Trademarks	52,539	59,470

	795,484	802,415
Less: accumulated amortization	(136,894)	(86,683)

Total intangible assets	$658,590	$715,732

Amortization expense totaled $16,921 and $16,938 for the three months ended May 31, 2014 and 2013, respectively. Amortization expense totaled $50,211 and $50,100 for the nine months ended May 31, 2014 and 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

4.             INTANGIBLE ASSETS (Continued)

As of May 31, 2014, Company estimates amortization expense approximating $67,000 each year for the next five years and $324,000 thereafter.

5.             RELATED PARTY TRANSACTIONS

Advances from Officer

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the nine months ended May 31, 2014, there were advances from our Co-President totaling $151,000 and $154,825 of repayments. As of May 31, 2014, there was $25,000 of outstanding advances and $1,188 of related accrued interest.

Accounts Payable

Amounts payable to related parties totaled $328,000 and $105,000 as of May 31, 2014 and August 31, 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

6.     CONVERTIBLE NOTES PAYABLE

	May 31, 2014	August 31, 2013
Convertible Demand Notes Payable

Note payable in the amount of $28,500 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.10 per share. In connection with the extension of the due date and consolidation of notes on March 14, 2014, 51,000 shares of the Company’s stock valued at $3,060 were awarded.	$28,500	$-

Total convertible demand notes payable	28,500	-

Accrued interest	1,303	-

Total convertible demand notes payable and accrued interest	$29,803	$-

Convertible Term Notes Payable

Note payable to JMJ Financial in the amount of $555,000 due on September 16, 2012. “V warrants” to purchase 869,565 shares of the Company’s common stock valued at $200,000 were issued in connection with the note. The note was converted into a term loan. See Note 7.	$-	$555,000

Note payable to JMJ Financial in the amount of $550,000 due on November 1, 2012. “W warrants” to purchase 1,086,957 shares of the Company’s common stock and valued at $250,000 were issued in connection with the note. The note was converted into a term loan. See Note 7.	-	550,000

Note payable in the amount of $500,000 due on March 25, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 1,000,000 shares of the Company’s common stock valued at $164,022 were issued in connection with the note. As of May 31, 2014 the note was not renewed and is due on demand.	500,000	500,000

Note payable in the amount of $25,000 due on April 10, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. As of May 31, 2014, the note was not renewed and is due on demand.	25,000	25,000

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

6.     CONVERTIBLE NOTES PAYABLE

	May 31, 2014	August 31, 2013
Convertible Term Notes Payable

Two notes payable in the amount of $75,000 due on July 9, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date, 150,000 shares of the Company’s stock valued at $15,000 were awarded in January 2014.	$75,000	$75,000

Two notes payable in the amount of $150,000 due on July 13, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date, 300,000 shares of the Company’s stock valued at $30,000 were awarded in January 2014.	150,000	150,000

Note payable in the amount of $300,000 due on July 13, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.30 per share. In connection with the extension of the due date on January 22, 2014, 600,000 shares of the Company’s stock valued at $60,000 were awarded.	300,000	300,000

Two notes payable in the amount of $68,500, plus accrued interest of $7,952, were combined into a new note due on August 9, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. In connection with the combination of the notes and the extension of due dates, 137,000 shares of the Company’s stock valued at $12,330 were awarded in January 2014.	76,452	68,500

Note payable in the amount of $500,000 due on September 21, 2014 at an interest rate of 36% per annum. The note is collateralized by 20,000,000 shares of common stock.	500,000	-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

6.     CONVERTIBLE NOTES PAYABLE (Continued)

	May 31, 2014	August 31, 2013
Convertible Term Notes Payable (Continued)

Note payable in the amount of $25,000 due on October 10, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. In connection with the extension of the due date, 50,000 shares of the Company’s stock valued at $2,450 were awarded in April 2014.	$25,000	$25,000

Note payable in the amount of $100,000 due on October 15, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 200,000 shares of the Company’s common stock valued at $30,731 were issued in connection with the note. In connection with the extension of the due date, 200,000 shares of the Company’s stock valued at $7,340 were awarded in April 2014.	100,000	100,000

Note payable in the amount of $1,000,000 due on December 30, 2014 at an interest rate of 8% per annum and convertible into shares of the Company’s common stock at $0.20 per share. In connection with the extension of the due date on December 10, 2013, 4,000,000 shares of the Company’s stock valued at $240,000 were awarded.	1,000,000	1,000,000

Two notes payable in the amount of $600,000 due on September 30, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “BB warrants” to purchase 1,000,000 shares of the Company’s common stock valued at $133,001 were issued in connection with the extension of the notes during 2013.	600,000	-

Note payable in the amount of $75,000 due on January 21, 2016 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 150,000 shares of the Company’s common stock valued at $24,617 were issued in connection with the note.	75,000	75,000

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 CONVERTIBLE NOTES PAYABLE (Continued)

	May 31, 2014	August 31, 2013
Convertible Term Notes Payable (Continued)

Note payable in the amount of $150,000 due on January 21, 2016 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.15 per share. “DD warrants” to purchase 300,000 shares of the Company’s common stock valued at $25,971 were issued in connection with the note.	$150,000	$-

Total convertible notes payable	3,576,452	3,423,500

Unamortized debt and beneficial conversion feature discounts	(86,221)	(126,102)

Accrued interest	365,037	287,827

Total convertible notes payable, net and accrued interest	3,855,268	3,585,225

Less current portion	(3,048,653)	(3,585,225)

Long-term convertible notes payable, net and accrued interest	$806,615	$-

Related Party Convertible Demand Notes Payable

Five notes payable in the amount of $1,114,587 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.10 per share.	$1,114,487	$-

Total related party convertible demand notes payable	1,114,487	-

Accrued interest	63,653	-

Total related party convertible demand notes payable and accrued interest	$1,178,140	$-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

6.     CONVERTIBLE NOTES PAYABLE (Continued)

	May 31, 2014	August 31, 2013
Related Party Convertible Term Notes Payable

Note payable in the amount of $100,000 due on June 30, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.15 per share. In connection with the note, 100,000 shares of the Company’s stock valued at $6,000 were awarded in January 2014. In connection with the extension of the due date on March 31, 2014, 200,000 shares of the Company’s stock valued at $20,000 were awarded.	$100,000	$-

Seven notes payable in the amount of $1,900,000 due on September 30, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 400,000 and “BB warrants” to purchase 2,000,000 shares of the Company’s common stock valued at $324,585 were issued in connection with the extension of the notes during 2013.	1,900,000	1,900,000

Note payable in the amount of $300,000 due on November 6, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “CC warrants” to purchase 600,000 shares of the Company’s common stock valued at $118,757 were issued in connection with the note.	300,000	-

Note payable in the amount of $100,000 due on December 20, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.15 per share. “DD warrants” to purchase 200,000 shares of the Company’s common stock valued at $10,085 were issued in connection with the note.	100,000	-

Note payable in the amount of $200,000 due on March 5, 2016 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “EE warrants” to purchase 200,000 shares of the Company’s common stock valued at $11,508 were issued in connection with the note.	200,000	-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 6.  CONVERTIBLE NOTES PAYABLE (Continued)

	May 31, 2014	August 31, 2013
Related Party Convertible Notes Payable (Continued)

Six notes payable in the amount of $996,987 due on March 13, 2014 at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.20 per share.	$-	$996,987

Four notes payable in the amount of $28,750 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.17 per share.	-	28,750

Total related party convertible notes payable	2,600,000	2,925,737

Unamortized debt and beneficial conversion feature discounts	(186,609)	(254,827)

Accrued interest	234,986	97,716

Total related party convertible notes payable, net and accrued interest	2,648,377	2,768,626

Less current portion	(104,466)	(1,049,590)

Long-term related party convertible notes payable, net and accrued interest	$2,543,911	$1,719,036

As of May 31, 2014, the principal maturities of the convertible notes payable and related party convertible notes payable are as follows:

For the Years Ending:

May 31, 2015	$3,994,439
May 31, 2016	3,325,000

Total	$7,319,439

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

On May 30, 2014, the Company entered into a Sixth Amendment to the Loan and Security Agreement with Silicon Valley Bank to defer the principal payments due on the first day of May, June and July until August 1, 2014. The deferred payments will be due in full on August 1, 2014.

As of May 31, 2014, the outstanding balance on the term loan and accrued interest totaled $1,000,000 and $9,042, respectively. As of August 31, 2013, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $9,042, respectively.

JMJ Notes Payable

On December 12, 2013 the Company and JMJ executed a comprehensive Release and Settlement Agreement (“Settlement”) which pertains to all claims and counter-claims previously filed by both Parties. The Settlement will require the Company to repay $1,096,200 principal and interest on the outstanding notes to be $324,000 in cash payments and $772,200 in common stock over a period of 16 months. Under the payment terms of the Settlement, $1,105,000 previously classified as convertible notes were reclassified as a term loan on the settlement date. As a result, the Company recorded a gain on debt settlement consisting of $132,600 of abated interest, $8,800 in principal reduction and $745,148 from the elimination of derivative liabilities associated with the conversion features.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

7.            LINE OF CREDIT AND TERM LOAN (Continued)

JMJ Notes Payable (Continued)

As of May 31, 2014, the principal maturities of the SVB and JMJ term loans are as follows:

For the Years Ending:

May 31, 2015	$1,156,117
May 31, 2016	758,750
May 31, 2017	83,333

Total term loans	1,998,200

Less current portion of term loans	(1,156,117)

Long-term term loans	$842,083

8.            COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 11, 2011, the Company entered into a lease agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term. The lease term is from July 1, 2011 through June 30, 2015.

Total rental expense on operating leases for each of the three months ended May 31, 2014 and 2013 totaled $19,202. Total rental expense on operating leases for the nine months ended May 31, 2014 and 2013 totaled $57,607 and $57,931, respectively.

As of May 31, 2014, the future minimum lease payments are as follows:

For the Years Ending:

May 31, 2015	$93,130
May 31, 2016	7,193

Total	$100,323

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

9.            EQUITY

Common Stock

The Company issued 3,192,709 shares of common stock to consultants in exchange for various advisory services during the nine months ended May 31, 2014. The shares were valued at $192,670, which represents the fair market value of the shares provided on the award date.

The Company issued 5,203,667 shares of common stock in connection with note payable extensions during the nine months ended May 31, 2014. The shares were valued at $364,830, which represents the fair market value of the note payable extension costs on the award date.

The Company issued 5,250,000 shares of common stock for the conversion of $315,000 in accounts payable. The shares were valued at $315,000, which represents the fair market value of the conversion costs on the award date.

The Company issued 1,913,601 shares of common stock for the payment pursuant the JMJ Settlement during the nine months ended May 31, 2014. The shares were valued at $80,000, which represents the fair market value of the principal payments on the award date.

The Company issued 20,000,000 shares of common stock as collateral for a $500,000 prommissory note during the nine months ended May 31, 2014.

Warrants

Warrants to purchase up to 17,956,715 shares of the Company’s common stock are outstanding at May 31, 2014.

	Number of Shares	Exercise Price	Expiration

Outstanding warrants as of August 31, 2013	15,456,715

Warrants granted:
BB warrants	1,200,000	$0.20	August 29, 2016
CC warrants	600,000	$0.20	November 6, 2016
DD warrants	500,000	$0.15	January 21, 2017
EE warrants	200,000	$0.15	March 4, 2017

Outstanding warrants as of May 31, 2014	17,956,715

The weighted average exercise price of outstanding warrants was $0.20 at May 31, 2014, with expiration dates ranging from December 16, 2014 to March 4, 2017.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

 9.           EQUITY (Continued)

Stock Options

On January 12, 2012, the board of directors adopted the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”). The aggregate number of shares of common stock that may be issued under the 2007 Plan is 20,000,000 and such shares are reserved for issuance out of the authorized but previously unissued shares. Employees, service providers and non-employee directors of the Company and its affiliates are eligible to receive non-statutory stock options, incentive stock options, restricted stock and stock appreciation rights. The 2007 Plan will continue until the earlier of the termination of the 2007 Plan by the board of directors or ten years after the effective date. There were 18,500,000 incentive stock options granted under the 2007 Plan as of May 31, 2014.

On August 30, 2007, the Company granted options outside of the 2007 Plan to three of the Company’s officers to purchase 6,000,000 common shares each for a total of 18,000,000 common shares at $0.33 per share that vest upon the achievement of certain milestones. The options expire 10 years from the vested date. As of May 31, 2014, there were no options that were vested and presently exercisable.

On January 12, 2012, the Company granted options under the 2007 Plan to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share that vest upon the achievement of certain milestones. The options expire on January 12, 2017. As of May 31, 2014, there were 1,500,000 options that were vested and presently exercisable. No options were exercised as of May 31, 2014.

On March 15, 2012, the Company granted options under the 2007 Plan to three officers and one employee of the Company to purchase 6,500,000 common shares at $0.31 per share per share that vest upon the achievement of certain milestones. The options expire on March 15, 2017. As of May 31, 2014, there were 1,425,000 options that were vested and presently exercisable. No options were exercised as of May 31, 2014.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

The components of the Company’s deferred tax asset as of May 31, 2014 and August 31, 2013 are as follows:

	May 31, 2014	August 31, 2013
Net operating loss carry forward and deductible temporary differences	20,674,563	19,904,000
Valuation allowance	$(20,674,563)	$(19,904,000)

Net deferred tax asset	$-	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

	May 31, 2014	August 31, 2013
Federal tax at statutory rate	34.00%	34.00%
State income tax net of federal benefit	5.83%	5.83%
Valuation allowance	(39.83% )	(39.83% )

	-	-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

10.          PROVISION FOR INCOME TAXES (Continued)

As of May 31, 2014 and August 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $51,934,091 and $48,074,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of May 31, 2014 and 2013, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2009 and by state taxing authorities for tax years prior to 2008.

11.         RECENT ACCOUNTING PRONOUNCEMENT

In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the potential effect on its consolidated financial position, results of operations and cash flows from adoption of this standard.

12.          SUBSEQUENT EVENTS

On June 4, 2014, the Company issued 702,341 shares of common stock in connection with the conversion of notes payable valued at $21,000 on the award date.

On June 18, 2014, the Company issued 720,000 shares of common stock in connection with the conversion of notes payable valued at $18,000 on the award date. A total of 360,000 common shares were issued in satisfaction of the May 15, 2014 principal payment.

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

Our Business.  The company is engaged in the growing market for the Internet-of-Things (“IoT”). The company designs, develops, and sells consumer and commercial GPS tracking solutions that enhance the way customers stay connected with any mobile asset or mobile person. Our products and services provide data that are intended to enhance safety, security, connectivity, operational savings, coordination of mobile assets and managerial or parental decisions. Our devices operate on the worldwide GSM network and therefore work around most of the world. Consumer products are primarily intended to be used by people who need to locate any portable asset (powered or unpowered), vehicles, pets, and people who are unable to use a cell phone to communicate their location or for travelers who seek a dedicated tracking system to enhance safety and connectivity.  Commercial products are marketed to businesses of all sizes and governmental organizations that need to track vehicles, mobile equipment, portable assets and workers.

Consumer products are sold under the PocketFinder brand and include: PocketFinder, PocketFinder Luggage, PocketFinder Pet and PocketFinder Vehicle.  All PocketFinder products deliver information to users regarding device location, longitude, latitude, altitude, heading or direction, speed and 60 days of location history.  Users can also set alerts that will trigger an email, text or push notification to notify them when their device exceeds a pre-determined parameter such as speed, battery life or geo-fence.

PocketFinder and PocketFinder Personal/Pet or luggage devices are small (roughly 2 inches in diameter), rugged and waterproof location devices that are ideal for tracking or locating any mobile asset, person, pet or valuable item at any time from almost anywhere. These devices use the Assisted Global Positioning System (“A-GPS”) network to acquire location data and transmit that data through the General Packet Radio Service (“GPRS”). The battery life of a PocketFinder and PocketFinder Pet will typically last between 2-4 days, depending upon environmental and usage factors.

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

The LBT Vehicle Tracker has similar form-factor as the PocketFinder Vehicle device with the additional capability to accommodate a 3 to 7 wire harness. The wiring harness can increase the device’s functionality by adding capabilities such as temperature, light and humidity monitoring, engine on/off monitoring and “starter interrupt” engine kill capability or lone worker Emergency Alert features.

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

All of our devices are made in the USA and come standard with an AT&T SIM card, which enables them to roam internationally on the AT&T network and on their roaming partners’ networks.  Roaming charges can be up to $29.95 per month.

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

In Asia, we have recently received iDA approval which will allow us to begin sales through Apple in Singapore. Through our primary distributor in Australia and New Zealand, FindA, we are gaining acceptance in multiple applications for both Consumer and Commercial customers. We expect to begin sales in Singapore very soon.

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

We have signed an exclusive contract with the Department of Energy (the, “DOE”) on a project which will allow us to integrate and market an Oak Ridge National Laboratory technology that provides real-time status of the electric grid and critical energy sectors along with real-time severe weather conditions. The system, called VERDE (Visualizing Energy Resources Dynamically on the Earth), enables decision-makers to respond swiftly to major power disruptions. VERDE, which combines the display capabilities of Google Earth with analysis and modeling components, significantly enhances situational awareness and speeds recovery times from power outages. We have completed integration of the system and have begun sales of the system to public utilities (power, water and telecom) and will soon expand to specific commercial and other first responder agencies throughout the United States.

The shipping and asset tracking market is showing signs of IoT interest. In Berg Insight’s 2nd Edition of research on Container Tracking and Security, they focused on tracking and security of intermodal shipping containers. The installed base of remote tracking systems for shipping containers is forecasted to grow at a compound annual growth rate of 49.1 percent from 137,000 units at the end of 2012 to 1.0 million units by 2017. The LBT-886 device is well suited for tracking of assets and containers.

Our Personal Locator Services.  Our products are currently being sold through various online retailers and through our website.  We provide customer service and support in the United States and through existing partners in other parts of the world.  In the consumer market we are selling into multiple vertical market segments including the following:

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

Our Intellectual Property Investment.  We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications.  We have filed claims that cover many aspects of the PocketFinder, its operating system and user interface.  Our intellectual property portfolio includes 37 issued US patents, 3 pending US patents, 2 issued foreign patents, 3 pending foreign patents, 6 PCT filings, 16 registered trademarks and 4 Madrid protocol trademark cases.

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

Our Growth Strategy.  Our objective is to become a premier provider of personal and asset location services in the Location Based Services consumer and commercial markets.   We will continue our own retail efforts, but we believe we will reach the largest and most desirable markets by focusing more on commercial opportunities.

We subdivide the commercial market into three categories: small/midsize businesses, (including the strategic utility company market), enterprise businesses and governmental organizations including the US military.  We will attempt to gain market share in the small/midsize business segment through channel sales efforts.  The enterprise businesses and military segments are far more difficult to penetrate because they tend to require long sales cycles and rigorous testing but, once approved, tend to be good long-term partners.  To date, most of the large companies and organizations we are working with have approached us. We expect that as we continue to gain traction with large, reputable institutions, their peers will continue to seek us out. The exclusive contract integrating DOE’s VERDE feed positions us with a significant differentiator in the utility market throughout the US and Canada.

Our Competition.  Even though there has been tremendous growth in tracking Apps for mobile phones, personal location and property tracking devices are beginning to significantly penetrate the marketplace.  In fact, growth for asset tracking solutions is projected to be very strong over the next five years.

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

Employees and Outsourced Assistance.  We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support.  Mr. Scalisi, our Co-President and Chief Development Officer, Mr. Morse, our Co-President and Chief Executive Officer, and Mrs. Mejia, our Chief Operating Officer, Dan Hogan, our VP of Marketing, and Dave Morse, Jr., as VP of Customer Service, currently work full time for the Company. Mr. Scalisi has recently been sharing his time with other ventures that may continue over the coming quarters. Since its inception, LBT has used an extended workforce concept which includes outsourcing partners and vendors, and using a contingent workforce (consultants, part-time /interim executives and temporary workers) and strategic partners to stay competitive in the marketplace. We do not see this as a trend. We will continue to use this model for the foreseeable future with an eye to reduce corporate overhead and expenses.

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

RESULTS OF OPERATIONS

For the three months ended May 31, 2014 compared to the three months ended May 31, 2013.

Revenue.  For the three months ended May 31, 2014, we generated $455,136 of net revenue compared to $755,179 of net revenue for the three months ended May 31, 2013.  Normalized device sales, without the AT&T order, represent an increase in device sales of 141% over the same quarter in 2013. The 39% decrease in total revenue is due to the following:

●

Device revenue – For the three months ended May 31, 2014, we generated $216,223 of net device revenue compared to $643,696 for the three months ended May 31, 2013. The $427,473 decrease in device revenue consists of the following:

o

The most significant contributor to the decrease in revenue for the three months ended May 31, 2014 is due to spikes in LBT-886 orders from our commercial sales channel. During the three months ended May 31, 2013, revenue from the sale of LBT-886 devices to AT&T totaled $490,410. Although we expect to receive additional orders from AT&T in 2014, no orders for LBT-886 devices were received during the three months ended May 31, 2014. During this quarter, sales totaling $9,404 of LBT-886 devices were from various other commercial accounts;

o

Revenue from the sale of PocketFinder Personal devices increased from $2,699 for the three months ended May 31, 2013 to $133,579 for the three months ended May 31, 2014 due to an increase in quantities sold as a result of sales programs and the addition of a few resellers during the quarter;

o

Revenue from the sale of PetFinder devices decreased from $27,947 for the three months ended May 31, 2013 to $8,791 for the three months ended May 31, 2014 due to the company’s strategic focus away from the pet market until its new devices with indoor locate capability are ready for market; and

o	PocketFinder Vehicle sales decreased from $93,957 for the three months ended May 31, 2013 to $70,640 for the three months ended May 31, 2014 due to a change in distribution channels.

●

Service revenue – For the three months ended May 31, 2014, we generated $238,916 of service revenue compared to $111,483 for the three months ended May 31, 2013. The increase is the result of adding net subscribers for the three months ended May 31, 2014.

Cost of Revenue.  For the three months ended May 31, 2014, cost of revenue totaled $417,082 resulting in a positive gross margin of $38,057 compared to cost of revenue totaling $1,128,585 resulting in a negative gross margin of $373,406 for the three months ended May 31, 2013.  The Company realized an improvement in the gross margin as there were no significant write-downs of inventory during the current quarter.

A majority of the costs we incur to generate revenue are fixed. These costs include but are not limited to, customer service, operating expenses and employee salaries. As we continue to grow our revenue, our gross margins will also continue to improve.

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

Operating Expenses.  For the three months ended May 31, 2014, our total operating expenses were $873,819 compared to total operating expenses of $1,950,472 for the three months ended May 31, 2013.  Operating expenses decreased by $1,076,653 or 55% for the three months ended May 31, 2014 and is primarily attributed to the following fluctuations:

●

A $145,809 decrease in general and administrative expenses to $341,138 for the three months ended May 31, 2014, compared to $486,947 for the three months ended May 31, 2013.  The decrease in general and administrative expenses three months ended May 31, 2014 compared to 2013 is primarily due the following:

●	$31,520 decrease in advertising and marketing fees to market our products due to cash flow spending limitations;
●	$40,000 decrease in stock based awards to board of directors for their service due to timing differences as awards were not made in the same quarter each year;
●	$16,484 decrease in computer related expenditures due to spending restrictions to conserve cash; and
●	$22,570 decrease in commissions as more sales were sold thru direct channels.

●

A $64,098 decrease in officer compensation to $142,000 for the three months ended May 31, 2014, compared to $206,098 for the three months ended May 31, 2013 due to the reclassification of an officer to employee and the outsourcing of the Chief Financial Officer position for the three months ended May 31, 2014;

●

Professional fees were reduced by $719,009 to $285,717 for three months ended May 31, 2014 compared to $1,004,725 for three months ended May 31, 2013. This was primarily due to a reduction in the value of common stock being issued in connection with business development and financial advisory fees;

●

A $112,511 decrease in research and development costs to $0 for the three months ended May 31, 2014 compared to $112,511 for the three months ended May 31, 2013 as certain R&D projects are close to being completed; and

●

A $35,227 decrease in salaries and wages to $85,762 for the three months ended May 31, 2014, compared to $120,989 for the three months ended May 31, 2013. The increase is attributed to the reclassification of an officer to an employee and lower stock based compensation.

Other Income/Expenses.  For the three months ended May31, 2014, we reported net other expense totaling $708,700 which consisted of financing costs, amortization of beneficial conversion feature, deferred financing costs and debt discount, interest expense and loss on asset disposals compared to net other income totaling $781,533 for the three months ended May 31, 2013.  The $72,832 decrease in net other expenses is primarily due to the following:

●

A $9,241 increase in financing costs to $105,875 for the three months ended May 31, 2014, compared to $96,634 for the three months ended May 31, 2013 as notes entered into during the current quarter incurred finder’s fees;

●

A $85,090 decrease in the amortization of beneficial conversion features on notes payable to $440 for the three months ended May 31, 2014, compared to $85,530 for the three months ended May 31, 2013 as there were several convertible notes with beneficial conversion features were fully amortized in 2013 and new notes entered into in 2014 did not contain beneficial conversion features;

●

A $304,056 increase in the amortization of deferred financing costs to $343,805 for the three months ended May 31, 2014, compared to $39,749 for the three months ended May 31, 2013 as there were numerous notes payable extensions issued with common stock resulting in increased deferred financing costs for three months ended May 31, 2014 than in 2013;

●

A $123,460 gain on the fair value of derivative liabilities was recognized during the three months ended May 31, 2013; whereby, there was no such gain for the three months ended May 31, 2014 as the JMJ debt was settled during the first quarter of 2014;

●

A $95,820 increase in interest expense to $203,554 for the three months ended May 31, 2014, compared to $107,734 for the three months ended May 31, 2013 as there was approximately $9.7 million in notes payable at May 31, 2014 as compared to $6.6 million in notes payable at May 31, 2013; and

●	The recognition of a loss on debt extinguishment totaling $521,820 during the three months ended May 31, 2013; whereby, there was no such loss during the three months ended May 31, 2014.

Net Loss.  For the three months ended May 31, 2014, we reported a net loss of $1,544,462 compared to a net loss of $3,105,411 for the three months ended May 31, 2013, due to fluctuations in operating and other expenses as previously discussed.

For the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013.

Revenue.  For the nine months ended May 31, 2014, we generated $1,205,034 of net revenue compared to $1,554,891 of net revenue for the nine months ended May 31, 2013.  The 23% decrease in total revenue is due to the following:

●

Device revenue – For the nine months ended May 31, 2014, we generated $567,196 of net device revenue compared to $1,260,828 for the nine months ended May 31, 2013. The $693,632 decrease in device revenue consists of the following:

o

The most significant contributor to the decrease in revenue for the nine months ended May 31, 2014 is due to spikes in LBT-886 orders from our commercial sales channel. During the nine months ended May 31, 2013, revenue from the sale of LBT-886 devices to AT&T totaled $879,700. Although we expect to receive additional orders from AT&T in 2014, no orders for LBT-886 devices were received during the nine months ended May 31, 2014. During this nine month period, sales totaling $27,287 of LBT-886 devices were from various other commercial accounts; normalizing sales without AT&T’s order the company shows a 149% increase in device revenues compared to the nine months ending May 31, 2013;

o

Revenue from the sale of PocketFinder Personal devices increased from $22,574 for the nine months ended May 31, 2013 to $265,787 for the nine months ended May 31, 2014 due to an increase in quantities sold as a result of focused sales programs with key retailers;

o	Revenue from the sale of PetFinder devices decreased from $46,201 for the nine months ended May 31, 2013 to $23,632 for the nine months ended May 31, 2014; and
o

PocketFinder Vehicle sales decreased slightly from $241,874 for the nine months ended May 31, 2013 to $241,581 for the nine months ended May 31, 2014 due to delays with multiple auto market and dealerships alliances formed in fiscal 2014.

●

Service revenue – For the nine months ended May 31, 2014, we generated $637,838 of service revenue compared to $294,063 for the nine months ended May 31, 2013. The increase is the result of adding net subscribers for the nine months ended May 31, 2014.

Cost of Revenue.  For the nine months ended May 31, 2014, cost of revenue totaled $1,146,294 resulting in a gross margin of $58,740 compared to cost of revenue totaling $2,155,597 resulting in a negative gross margin of $600,705 for the nine months ended May 31, 2013.  The Company realized an improvement in the gross margin as there were no significant write-downs of inventory during the current nine-month period.

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

Operating Expenses.  For the nine months ended May 31, 2014, our total operating expenses were $3,169,507 compared to total operating expenses of $5,195,307 for the nine months ended May 31, 2013.  Operating expenses decreased by $2,025,800 or 39% for the nine months ended May 31, 2014 and is primarily attributed to the following fluctuations:

●

A $178,692 decrease in general and administrative expenses to $1,360,347 for the nine months ended May 31, 2014, compared to $1,539,039 for the nine months ended May 31, 2013 primarily due to a reduction in other general and administrative expenses as a result of reduced spending;

●

A $176,719 decrease in officer compensation to $621,746 for the nine months ended May 31, 2014, compared to $798,465 for the nine months ended May 31, 2013 due to the reclassification of an officer to an employee in 2014 and reduced stock based compensation;

●

Professional fees were reduced by $1,027,032 to $834,674 for the nine months ended May 31, 2014 compared to $1,861,706 for the nine months ended May 31, 2013. This was primarily due to a reduction in the value of common stock being issued in connection with business development and financial advisory fees;

●

A $158,249 decrease in research and development costs to $99,548 for the nine months ended May 31, 2014 compared to $257,797 for the nine months ended May 31, 2013 as certain R&D projects are close to being completed;

●

A $28,868 decrease in salaries and wages to $195,585 for the nine months ended May 31, 2014, compared to $224,453 for the nine months ended May 31, 2013. The decrease is attributed to the reduction of one employee and due to a reclassification of an officer to an employee; and

●

The recognition of an asset impairment on certain patents totaling $455,916 during the nine months ended May 31, 2013; whereby, there was no such impairment recognized during the nine months ended May 31, 2014.

Other Income/Expenses.  For the nine months ended May 31, 2014, we reported net other expense totaling $820,838 which consisted of financing costs, amortization of beneficial conversion feature, deferred financing costs and debt discount, interest expense, gain on debt settlement, and loss on asset disposals compared to net other expense totaling $2,161,231 for the nine months ended May 31, 2013.  The $1,340,393 decrease in net other expenses is primarily due to the following:

●

A $96,979 decrease in financing costs to $359,755 for the nine months ended May 31, 2014, compared to $456,734 for the nine months ended May 31, 2013 as majority of notes entered into in the current quarter did not incur finder’s fees;

●

A $158,281 decrease in the amortization of beneficial conversion features on notes payable to $61,388 for the nine months ended May 31, 2014, compared to $219,669 for the nine months ended May 31, 2013 as there were several convertible notes with beneficial conversion features were fully amortized in 2013 and new notes entered into in 2014 did not contain beneficial conversion features;

●

A $279,898 increase in the amortization of deferred financing costs to $452,155 for the nine months ended May 31, 2014, compared to $172,257 for the nine months ended May 31, 2013 as there was were more notes payable issued with common stock resulting in higher deferred financing costs nine months ended May 31, 2014 than in 2013;

●

A $206,439 increase in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $260,196 for the nine months ended May 31, 2014, compared to $53,757as there were more warrant issuances during the nine months ended May 31, 2014;

●

A $517,055 loss on the fair value of derivative liabilities was recognized during the nine months ended May 31, 2013; whereby, there was no such gain recognized during the nine months ended May 31, 2014 as the JMJ debt was settled during the first quarter of 2014;

●

The recognition of a $886,548 gain in connection with the JMJ debt settlement was recognized during the nine months ended May 31, 2014; whereby, there no such debt settlement during the nine months ended May 31, 2013;

●	The recognition of a $48,431 loss in connection with asset disposals during the nine months ended May 31 2014; whereby, there no such asset disposals in during the nine months ended May 31, 2013;

●

A $304,380 increase in interest expense to $524,991 for the nine months ended May 31, 2014, compared to $220,611 for the nine months ended May 31, 2013 as there was approximately $9.7 million in notes payable at May 31, 2014 as compared to $6.6 million in notes payable at May 31, 2013; and

●	The recognition of a loss on debt extinguishment totaling $521,820 during the nine months ended May 31, 2013; whereby, there was no such loss during the nine months ended May 31, 2014.

Net Loss.  For the nine months ended May 31, 2014, we reported a net loss of $3,932,405 compared to a net loss of $7,958,044 for the nine months ended May 31, 2013, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $150,802 as of May 31, 2014, compared to $680,914 as of August 31, 2013.

As of May 31, 2014, current assets totaled $1,007,448 compared to $1,620,771 as of August 31, 2013 and consisted of cash, accounts receivable, inventory, deferred financing costs, prepaid expenses and other assets. The decrease at May 31, 2014, from August 31, 2013 is primarily due to a decrease in cash offset by an increase in deferred financing costs. The decrease in cash is the result of covering our operating costs with minimal cash inflows during the first nine months of operations. The increase in deferred offering costs is the result of issuing common stock in connection with multiple notes payable due dates being extended.

As of May 31, 2014, current liabilities totaled $7,727,235 compared to $8,410,439 as of August 31, 2013 and consisted of accounts payable and accrued expenses, deferred compensation, term loans, convertible notes payable and accrued interest. The decrease at May 31, 2014, is due to the conversion of the $1,000,000 line of credit into a term loan and the elimination of the $745,148 derivative liability associated with the JMJ debt settlement.

As at May 31, 2014, the Company had a working capital deficit of $6,719,787 compared with a working capital deficit of $6,789,668 as of August 31, 2013.

Cash Flows from Operating Activities. During the nine months ended May 31, 2014, the Company used $2,389,045 of cash used for operating activities compared with $2,547,470 for the nine months ended May 31, 2013.

Cash Flows From Investing Activities. During the nine months ended May 31, 2014, the Company used $69,242 of cash for investing compared with $146,098 for the nine months ended May 31, 2013.  The decrease in the cash used for investing operating activities was attributed to fewer capital expenditures during the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013.

Cash Flows from Financing Activities. During the nine months ended May 31, 2014, the Company received $1,928,175 in cash from financing activities related to the issuance of convertible promissory notes. During the nine months ended May 31, 2013, the Company received $2,485,000 from the issuance of convertible promissory notes. Demand convertible notes payable totaling $1,142,987 are unsecured, bear interest at 5% per annum, and are to repaid out of future operating cash flows. Current convertible term notes payable totaling $2,351,452 are unsecured, bear interest at 8%-36% per annum, and are to be repaid out of future operating cash flow. Long-term convertible term notes totaling $3,325,000 are secured, bear interest at 10% per annum with due dates ranging from September 30, 2015 to March 5, 2016 and are to be repaid out of future operating cash flow.

Going Concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

CASH REQUIREMENTS

We are a wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail and commercial distribution.  Since our inception, we have generated significant losses.  As of May 31, 2014, we had an accumulated deficit of $59,996,870 and we expect to incur continual losses until sometime in calendar year 2015-2016.

As of May 31, 2014, we had $150,802 in cash and cash-equivalents.  Over the next several quarters we expect to invest a significant amount to develop our sales and marketing programs associated with the commercialization and branding of the PocketFinder family of products.  We also expect to fund any necessary general overhead requirements.

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

Plant and Equipment, Employees

We do not plan to purchase or sell any significant equipment, plant or properties during the foreseeable future.  Our business operations are based on a strategic outsourcing model, thereby negating the need for significant amounts of plant and equipment, or significant numbers of employees.  We currently have six employees and do not anticipate hiring any significant number of additional employees during the next twelve months.

Off-Balance Sheet Arrangements

As of May 31, 2014, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2014, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department.

Changes in Internal Control Over Financial Reporting

In December 2013, our part-time CFO, Kenneth Fronk, resigned to pursue a full-time opportunity and was replaced by our current part-time CFO, Glenn Davidson. In April 2014, our part-time CFO, Glenn Davidson, resigned to pursue a full-time opportunity and was replaced by our current part-time CFO, Gregory Andrews. Other than the changes in our CFO, there were no changes in internal controls over financial reporting that occurred during the nine months ended May 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Debt Conversion

On April 16, 2014, the Company issued 219,512 shares of common stock in connection with the conversion of notes payable valued at $9,000 on the award date.

On May 2, 2014, the Company issued 617,647 shares of common stock in connection with the conversion of notes payable valued at $21,000 on the award date.

On May 29, 2014, the Company issued 243,243 shares of common stock in connection with the conversion of notes payable valued at $9,000 on the award date.

On June 4, 2014, the Company issued 702,341 shares of common stock in connection with the conversion of notes payable valued at $21,000 on the award date.

On June 18, 2014, the Company issued 750,000 shares of common stock in connection with the conversion of notes payable valued at $18,000 on the award date.

Warrant Issuance for Note Payable

On March 5, 2014, the Company awarded “Series EE” warrants to a note holder to purchase 200,000 common shares at $0.15 per share in connection with a debt issuance and expires on March 4, 2017.

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).

3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).

10.60	Form of “EE” Warrant Agreement. †

10.61	Unsecured Convertible Promissory Note Amendment between the Company and David M. Morse dated March 14, 2014. †

10.62	Unsecured Convertible Promissory Note Amendment between the Company and Desiree Mejia dated March 14, 2014. †

10.63	Unsecured Convertible Promissory Note Amendment between the Company and Gregory Harrison dated March 14, 2014. †

10.64	Unsecured Convertible Promissory Note Amendment between the Company and David Michael Morse Jr. dated March 14, 2014. †

10.65	Unsecured Convertible Promissory Note Amendment between the Company and Florance Accountancy dated March 14, 2014. †

10.66	Unsecured Convertible Promissory Note Amendment between the Company and Eric Fronk dated March 14, 2014. †

21.1	Subsidiary of the Registrant †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

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

LOCATION BASED TECHNOLOGIES, INC.

Dated: July 11, 2014	By:	/s/ David M. Morse
David M. Morse
Co- President and Chief Executive Officer

Dated: July 11, 2014	By:	/s/ Gregory Andrews
Gregory Andrews
Chief Financial Officer