Form 10-K
period 2014-08-31
Location Based Technologies, Inc.
filed 2014-11-26
CIK 1383196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

☐Yes   ☒ No

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter (February 28, 2014) was $16,557,061.  This value is estimated solely for purposes of this cover page.

As of November 26, 2014, there were 255,112,822 shares of registrant’s common stock outstanding.

PART I

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements of our intentions, hopes, beliefs, expectations, strategies, and predictions with respect to future activities or other future events or conditions. These statements are usually identified by the use of words such as “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “should,” “could,” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Part I, Item 1A. “Risk Factors” and other sections of this report, that may cause our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, express or implied by these forward-looking statements.

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

Our Business.  The company is doing business in one of the fastest growing and dynamic industries that exists today - the Internet-of-Things (“IoT”). The Internet has changed so many aspects of our lives and the marriage of GPS location devices with Internet and mobile Internet access for easy to use data display is bringing exciting new capabilities to businesses and families. LBT designs, develops, and sells commercial and consumer wearable GPS tracking solutions that enhance the way people and things stay connected within our highly mobile society. LBT’s products and services provide data intended to enhance safety, security, connectivity, operational savings, and coordination of mobile assets and enhanced managerial or parental decisions. Our devices operate on the worldwide GSM network and therefore work around most of the wireless world. Consumer products are primarily intended to be used to track any portable asset (powered or unpowered), vehicles, pets, and people. Unlike a cell phone, the GPS functionality, or the phone, cannot be turned off. Commercial products are marketed to businesses of all sizes and governmental organizations that need to track vehicles, mobile equipment, portable assets and workers. In late calendar year 2014 select businesses will be able to add advanced storm and weather tracking capability integrated from the Department of Energy’s VERDE system.

Consumer products are sold under the PocketFinder brand and include: PocketFinder, PocketFinder Luggage, PocketFinder Pet and PocketFinder Vehicle. All PocketFinder products display user information regarding device location, longitude, latitude, altitude, heading or direction, speed and 60 days of location history. Users can also set alerts that will trigger an email, text or push notification to notify them when their device exceeds a pre-determined parameter such as speed, battery life or entry/exit of a geo-zone.

PocketFinder and PocketFinder Personal/Pet or luggage devices are small (roughly 2 inches in diameter), rugged and waterproof devices that are ideal for tracking or locating any mobile asset (person, pet or valuable item) at any time from almost anywhere outdoors. These devices use the Assisted Global Positioning System (“A-GPS”) network to acquire location data and transmit that data through the global GSM wireless network.

The PocketFinder Vehicle tracker is intended to be hardwired to any powered asset (vehicle, watercraft or mobile generator). The device is rugged, spark-proof and water resistant and enables the user to locate and track a mobile asset at any time from almost anywhere outdoors.

PocketFinder and PocketFinder Vehicle users can view all of the devices on their account by logging on via the web at www.pocketfinder.com or our PocketFinder App, which is native to the iPhone, iPad and Android phone.

LBT’s IoT Commercial products are streamlining and lowering the cost of business processes and logistics, increasing worker safety, security and management oversight. Devices sold under the LBT brand include the LBT-886 (“886”) and the LBT Vehicle Tracker. The LBT-886 is a compact, rugged, long-lasting location device that enables a user to locate and track people or any mobile asset at any time from almost anywhere with GSM wireless coverage. Battery life of the LBT-886 typically ranges from 21 days to 3 months, depending upon environmental and usage factors.

The LBT GPS Vehicle Tracker provides all tracking features and offers additional capabilities. Its 7 wire harness can increase the device’s functionality by adding capabilities such as temperature, light and humidity monitoring, engine on/off monitoring and “starter interrupt” engine capability or lone worker Emergency Alert features.

Commercial customers can access their account by logging in through our LBT corporate website (www.locationbasedtech.com) which is optimized for web browsing, or through our App, which is native to the iPhone, iPad and Android phone. The commercial user-interface features enhanced back end services that include additional reporting features and zone capabilities.

We generate revenue through product sales and monthly subscription service fees. Currently, PocketFinder consumers in the US and Canada pay a monthly service fee of $12.95 per month with no contract, while commercial customers in the US and Canada typically pay $15.95 per month.

All of our devices are made in the USA and come standard with an AT&T SIM card, which enables them to roam internationally on the AT&T network and on their roaming partners’ networks. Roaming charges can be up to $29.95 per month.

Devices can also be supplied with SIM cards provided by EE or Telefonica (through the Aeris platform). Monthly service rates will vary from region to region depending on the fee charged by the local network carrier; however, in nearly all instances the monthly fees will be less than $29.95. We typically source SIM cards based on the carrier which can provide the best coverage at the most competitive price for a given region.

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

Our current hardware development is primarily focused on enhancing the indoor tracking capability of a new 3G PocketFinder device and a miniaturized dual Iridium/GSM device both of which are close to the final stages of building prototypes, testing and certification before market entry. Having a 3G consumer device will enable us to sell PocketFinder Personal Locator and PocketFinder Pet devices into territories that predominately operate on the 3G network, like Canada and Australia. New Wi-Fi capability will significantly improve indoor location accuracy and greatly reduce “false alert” reports that result from relying on GPS capability only. This will be particularly beneficial to the child and pet markets.

We will continue to invest in our research and development efforts for the foreseeable future.

Consumer Sales Channels.  In the US, our PocketFinder family of products can be found at the following online locations: Amazon.com, Walmart.com, Bestbuy.com/Future Shop (Canada), Crutchfield.com, our www.pocketfinder.com website and numerous affiliate marketing websites. LBT has recently entered into an agreement with a global distributor in the US that will significantly expand our retail footprint. The company expects this expansion to increase its US retail sales revenues by approximately $1,400,000 by June, 2015.

A new and innovative Auto Dealership Program is ready for market entry with at least three dealerships piloting our vehicle tracking device and EUI at the end of November, 2014. Device revenues and service fees are expected to be at or near $1,700,000 as this program continues to expand through June 2015.

Internationally, our devices are being sold and marketed in Mexico, United Kingdom (“UK”), other European Union countries, Colombia and Ecuador. The Company has recently entered an agreement with a leading distributor in Mexico with plans to generate device and service revenues in the $1,100,000 range by June, 2015. In the UK, LBT has partnered with EE (the largest mobile-to-mobile telecommunications company in the UK). Recent reports show Europe at the forefront of M2M (“Machine-to-Machine”) or the adoption of “Internet-of-things” applications with revenues from M2M services market wide expected to grow at a compounded annual rate of 33% through 2016 in a selection of European markets, including Germany, France, Poland, Russia, Sweden and the UK. These are the findings of new research from Frost & Sullivan, which predicts that the number of SIM connections will increase to 75 million in 2016, with the UK emerging as the biggest market and Germany a close second. LBT is currently negotiating with an interested European distributor, but has not yet signed an agreement.

 Commercial Sales Channels.  Our relationship with AT&T has the potential to continue to grow over the coming year. Related to the utility market, we signed an exclusive contract with the Department of Energy (the, “DOE”) for a project that has allowed us to integrate an Oak Ridge National Laboratory technology that provides real-time status of the electric grid and critical energy sectors along with real-time severe weather condition tracking. The system, called VERDE (Visualizing Energy Resources Dynamically on the Earth), enables decision-makers to respond swiftly to major power disruptions and other utility interruptions. VERDE, which combines the display capabilities of Google Earth with analysis and modeling components, significantly enhances situational awareness and speeds recovery times from power outages. We have completed integration of the system and will soon begin sales of the feature to public utilities (power, water and telecom) through a reseller partner in Tennessee. The Company will evaluate expansion of this new capability for “fit” to specific commercial and other first responder agencies throughout the United States.

LBT expects to jointly initiate first-phase launch of commercial business in Australia with Pacific-Asia partner, Finda, through the Australian Warranty Network service provider. Finda is gaining acceptance of LBT devices in multiple applications for both Consumer and Commercial customers in Australia and New Zealand.

Our Intellectual Property Investment.  LBT retained the well-established Washington D.C. firm of Hunton & Williams to assist in the generation of additional revenues through licensing our intellectual property and potential sale of LBT’s patents.

We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications. We have filed claims that cover many aspects of our devices, its operating system and user interface. Our intellectual property portfolio includes 38 issued US patents, 3 pending US patents, 2 issued foreign patents, 3 pending foreign patents, 6 PCT filings, 16 registered trademarks and 4 Madrid protocol trademark cases.

We own the Internet domain name www.pocketfinder.com and www.locationbasedtech.com as well as the names of other related domains that could have use in future business and vertical marketing initiatives and for Internet marketing purposes. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Target Markets and Marketing Strategy.  We provide wireless location based solutions for global positioning products along with our proprietary “friendly user interface” software system. We deliver rugged, compact products with near real time location-based information over its proprietary server architecture. Our products optimize the way businesses utilize mobile assets, save money and connect with key personnel; similarly, families utilizing our products in our ever increasingly mobile society are now able to easily stay connected with one another while on the go and from wherever they are.

Our 2015 marketing initiatives will include:

●	Expanding our retail outreach through industry leading distributors in the US, Canada, Mexico and Europe;

●	Partnering with US based new and used car dealers through our innovative Auto Dealer Program; and,

●	Bringing a new 3G wearable device to market with enhanced Wi-Fi capability to deliver higher reliability location information for the people and pet markets.

Our Revenue Sources.  We expect our revenues to be derived from the following sources:

●	Software licensing fees;

●	Organizations that will self-brand LBT’s services for specialized niche markets (“private label”);

●	Asset and personal locator device sales to commercial customers and through retailers;

●	Personal locator device sales through affinity groups and through our website; and

●	Monthly subscription service fees.

Our Growth Strategy.  Our objective is to become a premier provider of personal and asset location services in the Location Based Services consumer and commercial markets.

We subdivide the commercial market into three categories: small/midsize businesses, (including the strategic utility company market), enterprise businesses and governmental organizations (including the US military). We will attempt to gain market share in the small/midsize business segment through channel sales efforts. The enterprise businesses and military segments are far more difficult to penetrate because they tend to require long sales cycles and rigorous testing but, once approved, tend to be good long-term partners. To date, most of the large companies and organizations we are working with have approached us. We expect that as we continue to gain traction with large, reputable institutions, their peers will continue to seek us out. The exclusive contract integrating DOE’s VERDE feed positions us with a significant differentiator in the utility market throughout the US and Canada.

Our Competition.  Even though there has been tremendous growth in tracking Apps for mobile phones, personal location (wearables) and property tracking devices are beginning to significantly penetrate the marketplace. In fact, growth for asset tracking solutions is projected to be very strong over the next five years.

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

Employees and Outsourced Assistance. We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support. Mr. Morse, our President and Chief Executive Officer, Dan Hogan, our VP of Marketing, and Dave Morse, Jr., as VP of Customer Service, currently work full time for the Company. Ms. Tina Florance, Controller, and Mr. Gregory Andrews, CFO, are contracted with the Company. Mr. Scalisi, our Chief Development Officer, has recently been sharing his time with other ventures that may continue over the coming year. Ms. Mejia, our Chief Operating Officer, continues to devote her time and attention to the business and affairs of the Company and to faithfully and efficiently perform all responsibilities and duties commensurate with her position as COO and continues to serve as a director of the Company without additional compensation. Ms. Mejia also serves as the CEO and director of another privately held corporation. LBT’s Board has determined that her obligations to the outside organization do not conflict with her duties or responsibilities at LBT. The Board further determined that the outside business is not competitive with LBT, nor is it a corporate opportunity that LBT intends to pursue. Since its inception, LBT has used an extended workforce concept which includes outsourcing partners and vendors, and using a contingent workforce (consultants, part-time /interim executives and temporary workers) and strategic partners to stay competitive in the marketplace. We do not see this as a trend. We will continue to use this model for the foreseeable future with an eye to reduce corporate overhead and expenses.

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

We reported a net loss of $5,147,444 for the fiscal year ended August 31, 2014, and a net loss of $11,049,350 for the fiscal year ended August 31, 2013.  We anticipate that we will lose money in the near term and we may not be able to achieve profitable operations.  We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

We may not be successful in developing our new products and services.

We are a technology and telecommunications company whose purpose is to develop market and provide new wireless communications products and systems which combine the features of GPS with pocket pagers with cellular telephones.  The market for telecommunications products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards.  These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce continually new and innovative products and services.  Our success will depend partially on our ability to introduce new products, services and technologies continually and on a timely basis and to continue to improve the performance, features and reliability of our products and services in response to both evolving demands of prospective customers and competitive products.

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

We rely heavily on distributors, retail organizations, affinity groups and telecommunications carriers to sell our products.  If any of these relationships change or are disrupted, we could lose a significant portion of our revenues and/or anticipated revenues.

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

In the audit report on our financial statements for our fiscal years ended August 31, 2014 and 2013 our auditors stated that our recurring losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We will continue to require a substantial amount of funds for working capital for general and administrative purposes, as well as research and development.  Our future capital requirements will depend on many factors, including continued progress in our research and development programs, the magnitude of these programs, the time and costs involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing research relationships, establishing collaborative arrangements, defending potential lawsuits, sales and marketing initiatives, ongoing legal work required to remain compliant with our state and federal filing requirements, and the cost of finalizing licensing agreements to produce licensing revenues.

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

Our future success will depend upon our ability to enhance the technologies and to develop and introduce new products and technologies that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance.  We may determine that, in order to remain competitive, it is in our best interests to introduce new products and technologies and to cease exploitation of the technologies.  It is doubtful that we would be able to maintain operations should changes render the technologies obsolete or should we determine that the technologies are not exploitable.

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

As set forth under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this report, we remain obligated under a significant amount of notes payable, and Silicon Valley Bank has been granted security interests in our assets.  If we are unable to pay these or other obligations, the creditors could take action to enforce their rights, including foreclosing on their security interests, and we could be forced into liquidation and dissolution.  We are also delinquent on a number of our accounts payable.  Our creditors may be able to force us into involuntary bankruptcy.

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

As of August 31, 2014, 241,095,488 shares of our common stock were issued and outstanding.  As of that date we had 17,956,715 warrants outstanding and exercisable with a weighted average exercise price of $0.20, 40,564,500 convertible stock shares with a weighted average exercise price of $0.17 and 3,025,000 options outstanding and exercisable with a weighted average exercise price of $0.29 per share, which if exercised would result in the issuance of additional shares of our common stock.  In addition to the options noted above, at August 31, 2014, 33,575,000 options are outstanding, but have not yet vested and are not yet exercisable.

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.  In August 2011, we filed a registration statement to register for sale by selling stockholders 50,000,000 shares of our common stock that were issued in a private placement and 8,754,079 shares of our common stock issuable upon exercise of outstanding warrants.  That registration statement was declared effective by the Securities and Exchange Commission (the “SEC”) on October 13, 2011, after which the shares could be sold in the public market.  Prior to that time we were not obligated to file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), but did so on a voluntary basis.  We made publicly available the “current public information” required of non-reporting issuers and therefore our stockholders could sell their common stock in compliance with Rule 144 of the SEC Inasmuch as we were considered a voluntary filer under the Exchange Act for purposes of Rule 144, a one-year holding period applied to stockholders interested in selling restricted shares of our stock pursuant to Rule 144.  Once the registration statement was declared effective by the SEC, we became obligated to file periodic reports under the Exchange Act.  Beginning 90 days following the registration statement being declared effective by the SEC, the applicable holding period under Rule 144 will be shortened to six months for stockholders interested in selling restricted shares of our stock pursuant to Rule 144.

We estimate that there are at least 82,000,000 shares of our common stock that are restricted and have been held over one year, which includes 47,356,000 shares held by our officers and directors that may be resold subject to applicable volume limitations.  As additional shares of our common stock become available for resale in the public market under Rule 144 or otherwise, the supply of our common stock will increase, which could decrease the per share price of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders together control approximately 28.3% of our outstanding common stock.  These stockholders intend to act together, although they have not signed an agreement to do so.  If they act together, they may be able to exercise control over our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interest of our other stockholders.

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

Our common stock is currently trading at less than $1.00 per share and is therefore subject to the SEC’s penny stock rules.  Before a broker-dealer can sell a penny stock, these rules require that it first approve the customer for the transaction and receive from the customer a written agreement to the transaction.  It must furnish the customer a document describing the risks of investing in penny stocks.  The broker-dealer must also tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade.  Finally, it must send monthly account statements showing the market value of each penny stock held in the customer’s account.  These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could; therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules.  Consequently, our stockholders may find it more difficult to sell their stock compared to other securities.

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

On August 18, 2014, the Company entered into a sublease agreement to lease the office space at 49 Discovery, Irvine, California for the remaining term of the lease. The sublease agreement entitles the subtenant the right to free rent during the first, sixth and eleventh months. At the same time, the Company entered into an agreement to sublease office space from SkyBell Technologies, Inc. for a $2,365 per month. The Company is entitled to free rent for the first, sixth and eleventh months and the sublease expires on July 31, 2015.

ITEM 3. LEGAL PROCEEDINGS

None.

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

Fiscal Quarter Ended	High ($)	Low ($)
November 30, 2012	$0.27	$0.12
February 28, 2013	$0.33	$0.16
May 31, 2013	$0.20	$0.13
August 31, 2013	$0.18	$0.11
November 30, 2013	$0.15	$0.07
February 28, 2014	$0.11	$0.05
May 31, 2014	$0.07	$0.02
August 31, 2014	$0.04	$0.01

Reports to Security Holders.  We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we will file annual, quarterly and current reports with the SEC.  We also intend to provide an annual report to our stockholders, which will include audited financial statements.

Holders of Common Stock.  As of November 26, 2014, we had approximately 161 registered holders of our common stock.  The number of registered holders does not include any estimate by us of the number of beneficial owners of our common stock held in street name or otherwise.

Recent Sales of Unregistered Securities.

Common Stock Issuances for Services Provided

In July 2014, the Company issued 2,265,000 shares of common stock to three consultants in exchange for accounting and legal services. The shares were valued at $121,950, which represents the fair market value of the shares provided on the award date.

In July 2014, the Company issued 575,000 shares of common stock to four board members in conjunction with their annual board advisory services. The shares were valued at $53,038, which represents the fair market value of the shares provided on the award date.

In August 2014, the Company issued 1,267,716 shares of common stock to three consultants in exchange for legal services. The shares were valued at $55,577, which represents the fair market value of the shares provided on the award date.

Common Stock Issuances for Conversion of Debt

In July 2014, the Company issued 1,094,527 shares of common stock in connection with the conversion of notes payable valued at $22,000 on the award date.

In August 2014, the Company issued 4,833,333 shares of common stock in connection with the conversion of notes payable valued at $43,500 on the award date.

In September 2014, the Company issued 5,668,674 shares of common stock in connection with the conversion of notes payable valued at $39,000 on the award date.

In October 2014, the Company issued 5,362,637 shares of common stock in connection with the conversion of notes payable valued at $36,500 on the award date.

In November 2014, the Company issued 1,730,769 shares of common stock in connection with the conversion of notes payable valued at $9,000 on the award date.

Common Stock Issuances for Note Payable Extensions

In July 2014, the Company issued 1,419,760 shares of common stock in connection with seven note payable extensions. The shares were valued at $78,175, which represents the fair market value of the note payable extension costs on the award date.

In November 2014, the Company issues 1,255,224 shares of common stock in connection with a note payable extension. The shares were valued at $75,313, which represents the fair market value of the note payable extension costs on the award date.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the year ended August 31, 2014 the Company achieved several milestones. The following is summary of the key achievements:

●	Total paid monthly users (defined as the total number of users that paid a minimum of $12.95 for a month of service) exceeded 72,000, an increase of 123% compared to the year ended August 31, 2013;
●	Service income achieved break-even levels in Q3 2014, which will enable gross margins from service revenues to accelerate in future periods as most costs related to service revenues are fixed in nature;
●	Monthly service income exceeded $100,000 per month starting in July 2014;
●	Excluding the provision for inventory valuation reserves, the Company realized a 20% gross margin on device sales as compared to a negative 20% for the year ended August 31, 2013; and
●	Overall gross margins were positive for the first time in the Company’s history.

For the year ended August 31, 2014 compared to the year ended August 31, 2013.

Revenue.  For the year ended August 31, 2014, the Company generated $1,704,134 of net revenue compared to $1,918,025 of net revenue for the year ended August 31, 2013. The 11% decrease in total revenue was due to the following:

●

Device revenue – For the year ended August 31, 2014, we generated $731,772 of net device revenue compared to $1,485,239 for the year ended August 31, 2013. The 51% decrease in net device revenue consists of the following:

o

Decrease in year-over-year revenue of $855,757 due to the one-time sale of the LBT-886 commercial tracking devices to AT&T. Although we expect to receive additional orders from AT&T in 2015, no orders for LBT-886 devices were received during the year ended August 31, 2014. The Company will continue to sell the LBT-886 to other commercial customers;

o

Increase in revenue of $200,820 (+108%) for the year ended August 31, 2014 compared to the year ended August 31, 2013 from the sale of PocketFinder Personal devices. During the current year the Company sold 3,488 more devices, an increase of 275%, compared to the year ended August 31, 2013.The increase is due to the Company adding several new distributors and expanding sales internationally. The Company expects sales of the PocketFinder Personal devices to remain strong while adding one new global distributor in Q1 2015 and expanding into Mexico and the Cayman Islands; and

o

Decrease in revenue of $35,571 (-10%) for the year ended August 31, 2014 compared to the year ended August 31, 2013 from the sale of the PocketFinder Vehicle devices. During the year ended August 31, 2014, the Company sold 373 fewer units compared to the previous year. This decrease is due to the introduction of the new 3G PocketFinder Vehicle device in August 2014 that created some disruption of sales during the model transition. The Company expects sales of the PocketFinder Vehicle devices to improve with the addition of the 3G product, launch of the new Auto Dealer Program, expansion into Mexico and the Cayman Island and the addition of a new global distributor in Q1 2015.

●

Service revenue - – For the year ended August 31, 2014, we generated $972,362 of service revenue compared to $432,786 for the year ended August 31, 2013. The 125% increase in service revenues was due to the following:

o

Increase of approximately 39,900 (+123%) paid monthly users for the year ended August 31, 2014 compared to August 31, 2013. The Company converted to their new Zuora billing/collections software in Q3 2014 5`and expects the total number of paid monthly users to increase as a percentage of total active devices once additional system functions are activated in Q1 2015; and

o

Increase in the sale of full-service devices by 3,080 (+82%) in the year ended August 31, 2014 over the previous year as the Company shifted its sales and marketing efforts toward the sale of PocketFinder Vehicle and PocketFinder Personal devices which generate higher service revenues per device than the LBT-886 devices previously sold to AT&T.

Cost of Revenue.  For the year ended August 31, 2014, cost of revenue totaled $1,562,944 resulting in a positive gross margin of $141,190 compared to negative gross margin of $1,679,440 for the year ended August 31, 2013. The gross margin of 8% for the year ended August 31, 2014 improved from negative 88% in the year ended August 31, 2013, due to the following:

●

Devices – For the year ended August 31, 2014, cost of sales for devices was $636,408 compared to $2,823,055 for the year ended August 31, 2013. This positive gross margin on devices of 13% for the current year improved from negative 90% for the year ended August 31, 2013 due to the following:

o

Decrease in number of units sold from approximately 9,272 in the year ended August 31, 2013 compared to 6,988 units in the year ended August 31, 2014 as the Company shifted its focus to the sale of more full-service devices; and

o

Decrease in the amount of provision for inventory valuation reserves from $1,028,432 in the year ended August 31, 2013 compared to $53,316 for the year ended August 31, 2014. Excluding the effect of the provision for inventory valuation reserves, gross margin on devices would have been 20% and -21% for the years ended August 31, 2014 and 2013, respectively.

●

Services – For the year ended August 31, 2014, the cost of sales for services was $926,536 resulting in a 7% positive gross margin compared to a negative gross margin of $341,624.for the year ended August 31, 2013. The gross margin on services of 7% for the current year represents an improvement from negative 12% over the year ended August 31, 2013 due to the following:

o

Increase of approximately 39,900 (+123%) paid monthly users for the year ended August 31, 2014 compared to August 31, 2013 as the number of paid monthly users exceeded break-even levels in Q3 2014. The average number of paid monthly users per month during Q4 2014 was approximately 8,600 compared to approximately 3,600 during Q4 2013, representing a 141% increase;

o

Increase in the amount AT&T network access fees in the amount of $627,528 for the year ended August 31, 2014 compared to $422,230 for the year ended August 31, 2013. The increase of 49% was due to the increased number of active devices during 2014 over 2013. Despite an overall increase in total AT&T network access fees for the year ended August 31, 2014, the average total service and access fee per paid monthly user cost decreased from $13.00 in the year ended August 31, 2013 to $8.67 for the year ended August 31, 2014, representing a 33% reduction in per subscriber cost; and

o

Decrease in costs associated with the call center operations of $96,746 for the year ended August 31, 2014 compared to the year ended August 31, 2103. In Q2 2014 the Company terminated its outsourcing contract for its call center operations and brought operations of the call center in-house, resulting in a savings of approximately 32% for the year ended August 31, 2014 compared to the year ended August 31, 2013.

Operating Expenses.  For the year ended August 31, 2014, our total operating expenses were $3,977,800 compared to total operating expenses of $6,335,714 for the year ended August 31, 2013.  Operating expenses decreased by $2,357,914 or 37% in 2014 from 2013.  The decrease in operating expenses is primarily attributed to the following fluctuations:

●

A $102,865 decrease in general and administrative expenses to $1,667,113 for the year ended August 31, 2014, compared to $1,769,978 for the year ended August 31, 2013.  The decrease in general and administrative expenses in 2014 compared to 2013 is due to the following:

o	Increase of $51,421 in advertising fees related to NASCAR sponsorship in 2014;

o	Decrease of $33,600 in travel related to business development activities;

o	Decrease of $57,146 in computer expenses related to maintaining and updating our website and development of new apps for the PocketFinder; and

o	Decrease of $72,352 in licenses and fees as fewer certifications for new products were obtained.

●

A $427,758 decrease in officer compensation to $734,246 for the year ended August 31, 2014, compared to $1,162,004 for the year ended August 31, 2013 primarily due to the replacement of one officer (Chief Marketing Officer) with a non-officer and the outsourcing of the Chief Financial Officer duties in 2014 compared to 2013 ;

●

A $1,050,356 decrease in professional fees to $1,082,640 for the year ended August 31, 2014, compared to $2,132,996 for the year ended August 31, 2013 primarily due to a lower fees related to business development and capital raising efforts in 2014 compared to 2013;

●	A $365,226 decrease in research and development costs to $99,548 for the year ended August 31, 2014, compared to $464,774 for the year ended August 31, 2013;

●

A $44,126 increase in salaries and wages to $317,323 for the year ended August 31, 2014, compared to $273,197 for the year ended August 31, 2013 due to the addition of one position that was previously held by an officer, offset by a lower amount of stock options vesting in 2014 compared to 2013; and

●	A $455,916 loss on asset impairment due to the impairment of certain patents during the year ended August 31, 2013, whereby, there was no such loss during the year ended August 31, 2014.

Other Income/Expenses.  For the year ended August 31, 2014, we reported net other expenses totaling $1,310,034 that consisted of financing costs, amortization of beneficial conversion feature, deferred financing costs, debt discounts, loss on the fair value of derivative liabilities, net interest expense, loss on debt extinguishment, gain on asset disposals and foreign currency gains compared to net other expenses totaling $3,033,396 for the year ended August 31, 2013.  The $1,723,362 decrease in other income and expenses is primarily due to the following:

●	A $183,265 decrease in financing costs to $438,519 for the year ended August 31, 2014, compared to $621,784 for the year ended August 31, 2013 due to a decrease in capital raising advisory services;

●

A $244,340 decrease in the amortization of beneficial conversion features on notes payable to $61,388 for the year ended August 31, 2014, compared to $305,728 for the year ended August 31, 2013 as there were fewer convertible notes entered into in 2014 that contained beneficial conversion features than in 2013;

●

A $175,895 decrease in the amortization of deferred financing costs to $36,122 for the year ended August 31, 2014, compared to $212,007 for the year ended August 31, 2013 as there was were fewer notes payable issued with common stock resulting in deferred financing costs in 2014 than in 2013;

●

A $198,495 increase in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $311,322 for the year ended August 31, 2014. There were fewer warrant issuances during the year ended August 31, 2013;

●

A $745,148 loss on the fair value of derivative liabilities was recognized during the year ended August 31, 2013; whereby, there was no such loss recognized during the year ended August 31, 2014 as the JMJ debt was settled during the first quarter of 2014;

●

A $410,148 increase in interest expense to $752,256 for the year ended August 31, 2014, compared to $342,108 for the year ended August 31, 2013 as there was approximately $10.0 million in notes payable at August 31, 2014 as compared to $7.4 million in notes payable at August 31, 2013;

●

The recognition of a $886,548 gain in connection with the JMJ debt settlement was recognized during the year ended August 31, 2014; whereby, there was no such debt settlement during the year ended August 31, 2013; and

●

A $190,106 decrease in the recognition of losses on debt extinguishment due to the amendment of certain promissory notes to $504,688 for the year ended August 31, 2014, compared to $694,794 for the year ended August 31, 2013 as there were fewer notes amended in 2014 than in 2013.

Net Loss.  For the year ended August 31, 2014, we reported a net loss of $5,147,444 compared to a net loss of $11,049,350 for the year ended August 31, 2013, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $146,200 as of August 31, 2014, compared to $680,914 as of August 31, 2013.  The decrease in cash as of August 31, 2014 is due to reduced proceeds from promissory notes during the final quarter of 2014.

As of August 31, 2014, current assets totaled $1,068,522 compared to $1,620,771 as of August 31, 2013 and consisted of cash, accounts receivable, inventory, deferred financing costs, prepaid expenses and other assets. The decrease at August 31, 2014, is primarily due to lower cash and cash equivalents.

As of August 31, 2014, current liabilities totaled $8,311,818 compared to $8,410,438 as of August 31, 2013 and consisted of accounts payable and accrued expenses, deferred compensation, term loans, convertible notes payable and accrued interest. The decrease at August 31, 2014, is primarily due to elimination of the derivative liabilities in conjunction with the JMJ Settlement, offset by additional borrowings under convertible notes.

As at August 31, 2014, the Company had a working capital deficit of $7,243,296 compared with a working capital deficit of $6,789,667 as of August 31, 2013.  The $453,629 increase in working capital deficit is due to an increase in convertible notes payable, elimination of the derivative liabilities and lower cash and cash equivalents.

Cash Flows from Operating Activities. During the year ended August 31, 2014, the Company incurred $2,645,647 of cash for operating activities compared with $3,602,783 for the year ended August 31, 2013.  The decrease in the cash used for operating activities was attributed to the overall decrease of operating costs incurred during the year ended August 31, 2014 compared to the year ended August 31, 2013.

Cash Flows From Investing Activities. During the year ended August 31, 2014, the Company incurred $69,242 of cash for investing compared with $37,598 for the year ended August 31, 2013.  The increase in the cash used for investing operating activities was attributed to higher capital expenditures related to the new billing and collection system installed during the year ended August 31, 2014 compared to the year ended August 31, 2013.

Cash Flows from Financing Activities. During the year ended August 31, 2014, the Company received $2,180,175 in cash from financing activities related to the issuance of convertible promissory notes and advances from an officer. During the year ended August 31, 2013, the Company received $3,488,825 from the issuance of convertible promissory notes and advances from an officer. Demand convertible notes payable totaling $1,142,987 are unsecured, bear interest at 5% per annum, and are to be repaid out of future operating cash flows. Current convertible term notes payable totaling $3,576,452 are unsecured, bear interest at 8%-36% per annum, and are to be repaid out of future operating cash flow. Long-term convertible term notes totaling $2,776,500 are secured, bear interest at 10% per annum with due dates ranging from September 30, 2015 to July 24, 2016 and are to be repaid out of future operating cash flow.

Going Concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

CASH REQUIREMENTS

We are a wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail and commercial distribution.  Since our inception, we have generated significant losses.  As of August 31, 2014, we had an accumulated deficit of $61,211,909 and we expect to incur continual losses until sometime in calendar year 2015.

As of August 31, 2014, we had $146,200 in cash and cash-equivalents.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and branding of the PocketFinder family of products.  We also expect to fund any necessary general overhead requirements.

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

Off-Balance Sheet Arrangements

As of August 31, 2014, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Location Based Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Location Based Technologies, Inc. and its subsidiary (the “Company”) as of August 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Location Based Technologies, Inc. as of August 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Friedman LLP

East Hanover, New Jersey November 26, 2014

Location Based Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

August 31, 2014 and 2013

	August 31,	August 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$146,200	$680,914
Accounts receivable, net of allowances	78,422	77,584
Inventory, net of reserves	793,332	788,470
Prepaid expenses and other assets	45,062	47,976
Deferred financing costs	5,506	25,827

Total current assets	1,068,522	1,620,771

Property and equipment, net of accumulated depreciation	65,817	110,813

OTHER ASSETS
Intangible assets, net of accumulated amortization	596,977	715,732
Inventory, net of reserves	565,146	893,401
Deposits	30,000	30,000

Total other assets	1,192,123	1,639,133

TOTAL ASSETS	$2,326,462	$3,370,717

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

August 31, 2014 and 2013

	August 31,	August 31,
	2014	2013

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible demand notes payable and accrued interest	$30,163	$-
Related party convertible demand notes payable and accrued interest	1,192,187	-
Accounts payable and accrued expenses	1,865,282	1,699,113
Deferred compensation	261,814	267,730
Deferred revenue	29,691	25,371
Line of credit and accrued interest	-	1,009,042
Advances from officer and accrued interest	106,872	29,219
Convertible term notes payable and accrued interest, net of unamortized discounts	3,100,361	3,585,225
Related party convertible term notes payable and accrued interest, net of unamortized discounts	106,986	1,049,590
Current portion of term loans and accrued interest	1,618,462	-
Derivative liabilities	-	745,148

Total current liabilities	8,311,818	8,410,438

Convertible term notes payable	843,787	-
Related party convertible term notes payable and accrued interest, net of unamortized discounts	2,820,106	1,719,036
Term loans	333,333	-

TOTAL LIABILITIES	12,309,044	10,129,474

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 241,095,488 and 211,917,511 shares issued and outstanding at August 31, 2014 and 2013, respectively	241,096	211,918
Additional paid-in capital	51,036,456	49,388,375
Prepaid services paid in common stock	(48,225)	(294,585)
Accumulated deficit	(61,211,909)	(56,064,465)

Total stockholders' equity (deficit)	(9,982,582)	(6,758,757)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,326,462	$3,370,717

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended August 31, 2014 and 2013

	For the years ended
	August 31,	August 31,
	2014	2013

Net revenue
Devices	$731,772	$1,485,239
Services	972,362	432,786

Total net revenue	1,704,134	1,918,025

Cost of revenue
Devices	636,408	2,823,055
Services	926,536	774,410

Total cost of revenue	1,562,944	3,597,465

Gross profit (loss)	141,190	(1,679,440)

Operating expenses
General and administrative	1,667,113	1,769,978
Officer compensation	734,246	1,162,004
Professional fees	1,082,640	2,132,996
Rent	76,930	76,849
Research and development	99,548	464,774
Salaries and wages	317,323	273,197
Loss on asset impairment	-	455,916

Total operating expenses	3,977,800	6,335,714

Net operating loss	(3,836,610)	(8,015,154)

Other income (expense)
Financing costs	(438,519)	(621,784)
Amortization of beneficial conversion feature	(61,388)	(305,728)
Amortization of deferred financing costs	(36,112)	(212,007)
Amortization of debt discount	(311,322)	(112,827)
Loss on change in fair value of derivative liabilities	-	(745,148)
Interest income (expense), net	(752,256)	(342,108)
Gain on debt settlement	886,548	-
Loss on debt extinguishment	(504,688)	(694,794)
Gain (loss) on asset disposal	(91,445)	631
Foreign currency gain (loss), net	(852)	369

Total other income (expense)	(1,310,034)	(3,033,396)

Net loss before income taxes	(5,146,644)	(11,048,550)

Provision for income taxes	800	800

Net Loss	$(5,147,444)	$(11,049,350)

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended August 31, 2014 and 2013

	For the years ended
	August 31,	August 31,
	2013	2012

Basic and Diluted - Earnings (loss) Per Share	$(0.02)	$(0.05)

Basic and Diluted - Weighted Average Number of Shares Outstanding	222,026,331	205,103,546

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended August 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional	Prepaid Services Paid-In		Total Stockholders
	Number		Number		Paid-In	Common	Accumulated	Equity
	of Shares	Amount	of Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balance, August 31, 2012	-	$-	197,861,157	$135,461	$45,226,793	$(275,000)	$(45,015,115)	$72,139

Reclassification of common stock at par value				62,401	(62,401)			-

Issuance of common stock for services	-	-	8,850,000	8,850	1,907,150	(1,173,333)	-	742,667

Issuance of common stock in connection with debt issuances and extensions	-	-	1,855,000	1,855	328,895	-	-	330,750

Issuance of common stock for the conversion of debt and accounts payable	-	-	3,289,286	3,289	503,694	-	-	506,983

Issuance of common stock from the exercise of warrants	-	-	62,068	62	(62)	-	-	-

Issuance of warrants for services	-	-	-	-	99,873	-	-	99,873

Issuance of warrants in connection with debt issuances and extensions	-	-	-	-	954,188	-	-	954,188

Issuance of stock options for services	-	-	-	-	256,823	-	-	256,823

Amortization of prepaid services paid-in common stock	-	-	-	-	-	1,153,748	-	1,153,748

Beneficial conversion discount of convertible notes payable	-	-	-	-	173,422	-	-	173,422

Net loss	-	-	-	-	-	-	(11,049,350)	(11,049,350)

Balance, August 31, 2013	-	-	211,917,511	211,918	49,388,375	(294,585)	(56,064,465)	(6,758,757)

Issuance of common stock for services	-	-	5,300,425	5,300	313,935	(96,450)	-	222,785

Issuance of common stock in connection with debt issuances and extensions	-	-	9,363,750	9,364	606,061	(104,000)	-	511,425

Issuance of common stock for the conversion of debt and accounts payable	-	-	14,513,802	14,514	440,474	-	-	454,988

Issuance of warrants in connection with debt issuances	-	-	-	-	213,486	-	-	213,486

Issuance of stock options for services	-	-	-	-	74,125	-	-	74,125

Amortization of prepaid services paid-in common stock	-	-	-	-	-	446,810	-	446,810

Net loss	-	-	-	-	-	-	(5,147,444)	(5,147,444)

Balance, August 31, 2014	-	$-	241,095,488	$241,096	$51,036,456	$(48,225)	$(61,211,909)	$(9,982,582)

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended August 31, 2014 and 2013

	For the years ended
	August 31,	August 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(5,147,444)	$(11,049,350)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liabilities	-	745,148
Loss (gain) on asset disposals and impairment	91,445	455,285
Gain on debt settlement	(886,548)	-
Loss on debt extinguishment	504,688	-
Provision for doubtful accounts and sales returns	42,500	(22,843)
Provision for inventory reserve	53,316	1,028,432
Depreciation and amortization	141,548	127,358
Amortization of beneficial conversion feature	61,388	305,728
Amortization of deferred financing costs	36,112	212,007
Amortization of prepaid services paid in common stock	446,810	1,153,748
Amortization of debt discount	311,322	112,827
Common stock issued for services and financing costs	295,285	908,141
Warrants issued for services and financing costs	-	621,693
Stock options issued for services	74,125	256,823
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(43,338)	133,532
(Increase) decrease in inventory	270,077	574,609
(Increase) decrease in prepaid expenses and other assets	2,914	79,605
Increase (decrease) in accounts payable and accrued expenses	399,615	655,384
Increase (decrease) in accrued officer compensation	111,334	296,009
Increase (decrease) in deferred revenue	4,320	8,832
Increase (decrease) in accrued interest	584,884	250,165

Net cash used in operating activities	(2,645,647)	(3,146,867)

Cash Flows from Investing Activities
Purchase of property and equipment	(76,742)	(37,598)
Proceeds from sale of trademark	7,500	-

Net cash used in investing activities	(69,242)	(37,598)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	76,175	28,825
Payments for deferred financing costs	-	(6,000)
Payments on term loans	(22,500)	-
Proceeds from convertible notes payable	650,000	1,791,000
Repayments on convertible notes payable	-	(25,000)
Proceeds from related party convertible notes payable	1,476,500	1,800,000
Repayments on related party convertible notes payable	-	(100,000)
Net cash provided by financing activities	2,180,175	3,488,825

Net increase (decrease) in cash and cash equivalents	(534,714)	304,360

Cash and cash equivalents, beginning of year	680,914	376,554

Cash and cash equivalents, end of year	$146,200	$680,914

The accompanying notes are an integral part of these consolidated financial statements.

Location Based Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended August 31, 2014 and 2013

	For the years ended
	August 31	August 31
	2014	2013

Supplemental disclosure of cash flow information:
Income taxes paid	$800	$800
Interest paid	$165,784	$2,462

Supplemental disclosure of noncash financing and investing activities:

Conversion of deferred compensation into convertible demand notes payable	$117,250	$1,025,737
Conversion of accounts payable into common stock	$315,000	$-
Issuance of common stock for deferred financing costs	$438,925	$-
Issuance of warrants for financing costs classified as debt discount	$213,486	$432,368
Issuance of common stock for conversion of debt	$139,988	$499,758
Issuance of beneficial conversion discount on convertible notes payable	$-	$173,422

The accompanying notes are an integral part of these consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

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

August 31, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of August 31, 2014, had an accumulated deficit of $61,211,909 and negative working capital of $7,243,296. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Cash and Cash Equivalents – The cash and cash equivalent balances at August 31, 2014 and 2013 were principally held by two institutions which insured our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per insured banking institution. At times, the Company has maintained bank balances which have exceeded FDIC limits. The Company has not experienced any losses with respect to its cash balances.

Revenue and Accounts Receivable – For the year ended August 31, 2014, revenue from the Company’s largest customer amounted to $210,836 or 12% of total net revenue. Accounts receivable from this customer amounted to $28,698 or 21% of total accounts receivable at August 31, 2014.

For the year ended August 31, 2013, revenue from the Company’s largest customer amounted to $883,630 or 46% of total net revenue. Accounts receivable from this customer amounted to $2,578 or 3% of total accounts receivable at August 31, 2013.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of August 31, 2014 and 2013, the allowance for doubtful accounts amounted to $27,000 and $3,000, respectively.

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of August 31, 2014 and 2013, the allowance for sales returns amounted to $27,000 and $8,500, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lower-of-cost-or-market ("LCM") adjustment against gross inventory values. Management estimates the current selling price of $58.00 as the realizable value of the inventory. For the year ended August 31, 2014, the Company increased the inventory valuation reserve by $53,316 to reflect the new lower selling price of the PocketFinder Personal inventory. Management estimated sales for the next 24 month period based on historical sales data and prospective sales trends and determined that all inventory is expected to be sold in the next two years. Management analyzed and tested certain components that could possibly become obsolete and determined that the useful life exceeded the two year estimate to sell the inventory. In addition, the components inventory, net of the LCM valuation reserve, totaling $565,146 is classified as a noncurrent asset at August 31, 2014 (see Note 2).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360 – Impairment or Disposal of Long-Lived Assets that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the years ended August 31, 2014 and 2013, the Company recorded an impairment of certain patents amounting to $43,014 and $455,916, respectively.

Intangible Assets – Patents and Trademarks

The Company capitalizes internally developed assets related to certain costs associated with patents and trademarks. These costs include legal and registration fees needed to apply for and secure patents. The intangible assets acquired from other enterprises or individuals in an “arms-length” transaction are recorded at cost. As of August 31, 2014 and 2013, the Company capitalized $699,931 and $742,945 for patent related expenditures, respectively. As of August 31, 2014 and 2013, the Company capitalized $52,539 and $59,470 for trademark related expenditures, respectively. Accumulated amortization of intangible assets was $155,493 and $86,683 at August 31, 2014 and 2013, respectively.

Patents are subject to amortization upon issuance by the United States Patent and Trademark Office. Intangible assets are amortized in accordance with FASB ASC 350 – Intangibles – Goodwill and Other, using the straight-line method over the shorter of their estimated useful lives or remaining legal life. Amortization expense totaled $68,810 and $66,190 for the years ended August 31, 2014 and 2013, respectively.

Deferred Revenue

Deferred revenue is a liability related to revenue producing activity for which revenue has not yet been recognized. As of August 31, 2014 and 2013, deferred revenue amounted to $29,691 and $25,371, respectively, and consisted of prepaid service revenue from subscribers.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for the beneficial conversion feature of convertible notes payable when the conversion rate is below market value. Pursuant to FASB ASC 470-20 – Debt With Conversion and Other Options, the estimated fair value of the beneficial conversion feature is recorded in the financial statements as a discount from the face amount of the notes. Such discounts are amortized over the term of the notes or conversion of the notes, if sooner. The Company recognized amortization expense related to the beneficial conversion features on convertible notes payable totaling $50,693 and $305,728 during the years ended August 31, 2014 and 2013, respectively.

Derivative Liabilities

The embedded conversion options of the Company’s convertible notes payable described in Note 6 contain conversion features that qualify for embedded derivative classification. The warrants described in Note 9 also qualify for derivative classification. The Company accounts for its warrants and embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 – Derivatives and Hedging, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 – Contracts in Entity’s Own Equity. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The Company determined that the conversion feature of two promissory notes met the criteria of an embedded derivative, and therefore the conversion feature of these notes needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion feature was estimated at the default date when the notes became convertible using the Black-Scholes model. In connection with the JMJ debt settlement, the derivative liabilities were eliminated and included in the gain on debt settlement. For the year ended August 31, 2013 the Company recorded a loss for the change in the fair value of the derivative liability in the amount of $745,148.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended August 31, 2014 and 2013, the Company incurred $508,402 and $456,981 of advertising costs, respectively.

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The fair value of stock options granted is amortized on a straight-line basis over the vesting periods. For the years ended August 31, 2014 and 2013, stock-based compensation expense associated with stock options totaled $74,125 and $256,823 respectively.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has included its $800 minimum California state income tax in its provision for income taxes for the years ended August 31, 2014 and 2013.

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	August 31,	August 31,
	2014	2013

Warrants	17,956,715	15,456,715
Stock options	3,025,000	3,475,000
Convertible notes payable	40,564,550	25,300,352
Dilutive potential common shares	61,546,265	44,232,067

2.	INVENTORY

Inventory at August 31, 2014 and 2013 consisted of the following:

	August 31,	August 31,
	2014	2013
Current:
Finished goods	$1,016,876	$1,286,953
Device Components	419,681	-
Inventory valuation reserve	(643,225)	(498,483)
Inventories, current	$793,332	$788,470

Noncurrent:
Device components	$1,051,722	$1,471,404
Inventory valuation reserve for components	(486,576)	(578,003)
Inventories, noncurrent	$565,146	$893,401

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components within the next year. The Company expects that it will take approximately six months to sell finished goods inventory on hand at August 31, 2014. Following the sale of all finished goods inventory, components inventory will be utilized to manufacture additional devices that are expected to be sold in year 1 and 2. Inventories totaling $565,146 and $893,401 which may not be realized within a 12-month period have been reclassified as long-term as of August 31, 2014 and 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

3.	PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2014 and 2013 consisted of the following:

	August 31,	August 31,
	2014	2013

Machinery and equipment	$139,821	$106,354
Computer software (mobile apps)	82,999	66,999
Computer software (internal)	29,537	51,263
Computer and video equipment	19,757	19,756
Office furniture	24,526	24,526

	296,640	268,898
Less: accumulated depreciation	(230,823)	(158,085)
Total property and equipment	$65,817	$110,813

Depreciation expense for the years ended August 31, 2014 and 2013 amounted to $72,738 and $48,113, respectively.

4.	INTANGIBLE ASSETS

Intangible assets at August 31, 2014 and 2013 consisted of the following:

	August 31,	August 31,
	2014	2013
Patents	$699,931	$742,945
Trademarks	52,539	59,470

	752,470	802,415
Less: accumulated amortization	(155,493)	(86,683)

Total intangible assets	$596,977	$715,732

Amortization expense totaled $68,810 and $66,190 for the years ended August 31, 2014 and 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

4.	INTANGIBLE ASSETS (Continued)

As of August 31, 2014, Company estimates amortization expense approximating $70,000 each year for the next five years and $194,000 thereafter.

5.	RELATED PARTY TRANSACTIONS

Advances from Officer

From time to time, the Company’s officers advance funding to the Company to cover operating expenses. Cash advances from officers accrue interest at the rate of 8% per annum and have no formal repayment terms.

During the years ended August 31, 2014 and 2013, there were advances from our Co-President totaling $236,500 and $48,825, respectively; and repayments totaling $160,325 and $20,000, respectively. As of August 31, 2014, there was $105,000 of outstanding advances and $1,872 of related accrued interest.

SkyBell Technologies, Inc.

The Company occupies office space at a facility leased by SkyBell Technologies, Inc. (“SkyBell”). In addition, the Company outsources its customer service to SkyBell under a month to month contract that commenced in February 2014. SkyBell is owned and operated by Joseph Scalisi, Chief Development Officer, and Desiree Mejia, Chief Operating Officer. During the year ended August 31, 2014, the Company incurred $54,055 in costs related to these services.

Accounts Payable

Amounts payable to related parties totaled $471,979 and $105,000 as of August 31, 2014 and 2013, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

6.	CONVERTIBLE NOTES PAYABLE

	August 31,	August 31,
	2014	2013
Convertible Demand Notes Payable

Note payable in the amount of $28,500 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.10 per share. In connection with the extension of the due date and consolidation of notes on March 14, 2014, 51,000 shares of the Company’s stock valued at $3,060 were awarded.	$28,500	$-

Total convertible demand notes payable	28,500	-

Accrued interest	1,663	-

Total convertible demand notes payable and accrued interest	$30,163	$-

Convertible Term Notes Payable

Note payable to JMJ Financial in the amount of $555,000 due on September 16, 2012. “V warrants” to purchase 869,565 shares of the Company’s common stock valued at $200,000 were issued in connection with the note. The note was converted into a term loan. See Note 7.	$-	$555,000

Note payable to JMJ Financial in the amount of $550,000 due on November 1, 2012. “W warrants” to purchase 1,086,957 shares of the Company’s common stock and valued at $250,000 were issued in connection with the note. The note was converted into a term loan. See Note 7.	-	550,000

Note payable in the amount of $500,000 due on March 25, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 1,000,000 shares of the Company’s common stock valued at $123,506 were issued in connection with the note. As of August 31, 2014 the note was not renewed and is due on demand.	500,000	500,000

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

6.	CONVERTIBLE NOTES PAYABLE

	August 31,	August 31,
	2014	2013
Convertible Term Notes Payable (Continued)

Note payable in the amount of $25,000 due on August 28, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.15 per share. “Z warrants” to purchase 50,000 shares of the Company’s common stock valued at $5,886 were issued in connection with the note. In connection with the extensions of the due date, the conversion price was lowered by 25%.	$25,000	$25,000

Four notes payable in the amount of $225,000 due on August 28, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.225 per share. In connection with the extensions of the due dates, 900,000 shares of the Company’s stock valued at $112,500 were awarded and the conversion price was lowered by 25%.	225,000	225,000

Note payable in the amount of $300,000 due on August 28, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.225 per share. In connection with the extensions of the due dates, 1,200,000 shares of the Company’s stock valued at $150,000 were awarded and the conversion price was lowered by 25%.	300,000	300,000

Two notes payable in the amount of $68,500, plus accrued interest of $7,952, were combined into a new note due on August 28, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. In connection with the combination of the notes and the extensions of due dates, 137,000 shares of the Company’s stock valued at $12,330 were awarded and the conversion price was lowered by 25%.	76,452	68,500

Note payable in the amount of $500,000 due on September 21, 2014 at an interest rate of 36% per annum. The note is collateralized by 20,000,000 shares of common stock and is personally guaranteed by Joseph Scalisi, Co-President.	500,000	-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

6.	CONVERTIBLE NOTES PAYABLE (Continued)

	August 31,	August 31,
	2014	2013
Convertible Term Notes Payable (Continued)

Note payable in the amount of $25,000 due on October 10, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 50,000 shares of the Company’s common stock valued at $5,886 were issued in connection with the note. In connection with the extension of the due date, 50,000 shares of the Company’s stock valued at $2,450 were awarded in April 2014.	$25,000	$25,000

Note payable in the amount of $100,000 due on October 15, 2014 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 200,000 shares of the Company’s common stock valued at $23,507 were issued in connection with the note. In connection with the extension of the due date, 200,000 shares of the Company’s stock valued at $7,340 were awarded in April 2014.	100,000	100,000

Note payable in the amount of $1,000,000 due on December 30, 2014 at an interest rate of 8% per annum and convertible into shares of the Company’s common stock at $0.20 per share. In connection with the extension of the due date on December 10, 2013, 4,000,000 shares of the Company’s stock valued at $240,000 were awarded.	1,000,000	1,000,000

Two notes payable in the amount of $600,000 due on September 30, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “BB warrants” to purchase 1,000,000 shares of the Company’s common stock valued at $102,056 were issued in connection with the extension of the notes during 2013.	600,000	-

Two notes payable in the amount of $225,000 due on January 21, 2016 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 150,000 shares and “DD warrants” to purchase 300,000 shares of the Company’s common stock valued at $44,505 were issued in connection with the notes.	225,000	75,000

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

6.	CONVERTIBLE NOTES PAYABLE (Continued)

	August 31,	August 31,
	2014	2013
Convertible Term Notes Payable (Continued)

Total convertible term notes payable	3,576,452	3,423,500

Unamortized debt and beneficial conversion feature discounts	(69,843)	(126,102)

Accrued interest	437,539	287,827

Total convertible term notes payable, net and accrued interest	3,944,148	3,585,225

Less current portion	(3,100,361)	(3,585,225)

Long-term convertible term notes payable, net and accrued interest	$843,787	$-

Related Party Convertible Demand Notes Payable

Five notes payable in the amount of $1,114,587 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.10 per share.	$1,114,487	$-

Total related party convertible demand notes payable	1,114,487	-

Accrued interest	77,700	-

Total related party convertible demand notes payable and accrued interest	$1,192,187	$-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

6.	CONVERTIBLE NOTES PAYABLE (Continued)

	August 31,	August 31,
	2014	2013
Related Party Convertible Term Notes Payable

Note payable in the amount of $100,000 due on August 28, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.15 per share. In connection with the note, 100,000 shares of the Company’s stock valued at $6,000 were awarded in January 2014. In connection with the extension of the due date on March 31, 2014, 200,000 shares of the Company’s stock valued at $20,000 were awarded.	$100,000	$-

Five notes payable in the amount of $1,900,000 due on September 30, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “Z warrants” to purchase 400,000 and “BB warrants” to purchase 2,200,000 shares of the Company’s common stock valued at $267,950 were issued in connection with the extension of the notes during 2013.	1,900,000	1,900,000

Note payable in the amount of $300,000 due on November 6, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “CC warrants” to purchase 600,000 shares of the Company’s common stock valued at $47,165 were issued in connection with the note.	300,000	-

Note payable in the amount of $100,000 due on December 20, 2015 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.15 per share. “DD warrants” to purchase 200,000 shares of the Company’s common stock valued at $10,085 were issued in connection with the note.	100,000	-

Note payable in the amount of $200,000 due on March 5, 2016 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $0.20 per share. “EE warrants” to purchase 200,000 shares of the Company’s common stock valued at $11,508 were issued in connection with the note.	200,000	-

 LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

6.	CONVERTIBLE NOTES PAYABLE (Continued)

	August 31,	August 31,
	2014	2013
Related Party Convertible Notes Payable (Continued)

Note payable in the amount of $176,500 due on July 24, 2016 at an interest rate of 10% per annum and convertible into shares of the Company’s common stock at $.10 per share.	$176,500	$-

Six notes payable in the amount of $996,987 due on March 13, 2014 at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.20 per share.	-	996,987

Four notes payable in the amount of $28,750 due on demand at an interest rate of 5% per annum and convertible into shares of the Company’s common stock at $0.17 per share.	-	28,750

Total related party convertible notes payable	2,776,500	2,925,737

Unamortized debt and beneficial conversion feature discounts	(151,863)	(254,827)

Accrued interest	302,455	97,716

Total related party convertible notes payable, net and accrued interest	2,927,092	2,768,626

Less current portion	(106,986)	(1,049,590)

Long-term related party convertible notes payable, net and accrued interest	$2,820,106	$1,719,036

As of August 31, 2014, the principal maturities of the convertible notes payable and related party convertible notes payable are as follows:

For the Years Ending:

August 31, 2015	$3,994,439
August 31, 2016	3,501,500

Total	$7,495,939

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

7.	LINE OF CREDIT AND TERM LOANS

SVB Line of Credit

On January 5, 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) for a $1,000,000 non-formula line of credit. The principal amount outstanding under the credit line accrues interest at a floating per annum rate equal to the greater of (i) the Prime Rate, plus 2.5% or (ii) 6.5% and is to be paid monthly. The Company must maintain certain financial covenants under the Loan Agreement. The personal guarantor for the credit line is a director and stockholder of the Company.

On November 20, 2013, the Company entered into a Fifth Amendment to Loan and Security Agreement with SVB to convert the line of credit into a term loan to be repaid by April 1, 2016 with interest only payments from December 2013 to April 2014, followed by twenty-four equal installments of principal plus monthly accrued interest.

On May 30, 2014, the Company entered into a Sixth Amendment to the Loan and Security Agreement with SVB to defer the principal payments due on the first day of May, June and July until August 1, 2014. The deferred payments will be due in full on August 1, 2014.

On August 27, 2014, the Company entered into a Seventh Amendment to the Loan and Security Agreement with SVB to defer the principal payments due on August 1, 2014 until November 1, 2014.

In connection with the Loan Agreement, the Company entered into a Financing Agreement and Loan Guarantor Agreement with a board member to personally guarantee the Loan Agreement. As compensation for the guarantee under the Financing Agreement, warrants were issued to purchase 3,600,000 shares of common stock at an exercise price of $0.20 per share and payment of $25,000 per month (“guarantee fee”), payable in cash or shares of the Company’s common stock at the guarantor’s option. As of August 31, 2014, the Company’s accounts payable and accrued expenses included $403,000 in guarantee fees owed to the board member.

As of August 31, 2013, the outstanding balance on the line of credit and accrued interest totaled $1,000,000 and $9,042, respectively. As of August 31, 2014, the outstanding balance on the term loan and accrued interest totaled $1,000,000 and $18,084, respectively. Of the total amount of principal and interest due on the line of credit, $684,750 has been included in the current portion of term loans and accrued interest on the balance sheet as of August 31, 2014 and the balance of $333,333 in the non-current portion of term loans.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

7.	LINE OF CREDIT AND TERM LOANS (Continued)

JMJ Notes Payable

On December 12, 2013 the Company and JMJ Financial (“JMJ”) executed a comprehensive Release and Settlement Agreement (“Settlement”) which pertains to all claims and counter-claims previously filed by both Parties. The Settlement will require the Company to repay $1,096,200 principal and interest on the outstanding notes to be $324,000 in cash payments and $772,200 in common stock. Under the payment terms of the Settlement, $1,105,000 previously classified as convertible notes were reclassified as a term loan on the settlement date. As a result, the Company recorded a gain on debt settlement consisting of $132,600 of abated interest, $8,800 in principal reduction and $745,148 from the elimination of derivative liabilities associated with the conversion features.

As of August 31, 2014, the outstanding balance on the notes payable and accrued interest totaled $933,712 and $0, respectively. The total amount has been included in the current portion of term loans and accrued interest on the balance sheet as of August 31, 2014.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On May 11, 2011, the Company entered into an agreement to lease approximately 4,700 square feet of general office space in Irvine, California, for base rent ranging from $6,199 to $7,193 per month over the 48 month lease term. The lease term is from July 1, 2011 through June 30, 2015.

On August 18, 2014, the Company entered into a sublease agreement to lease the office space at 49 Discovery, Irvine, California for the remaining term of the lease. The sublease agreement entitles the subtenant the right to free rent during the first, sixth and eleventh months. At the same time, the Company entered into an agreement to sublease office space from SkyBell Technologies, Inc. for a $2,365 per month. The Company is entitled to free rent for the first, sixth and eleventh months and the sublease expires on July 31, 2015.

Total rental expense on the operating lease for the years ended August 31, 2014 and 2013 totaled $76,930 and $76,849, respectively.

The future minimum lease commitments, net of sublease income, for the year ended August 31, 2015 will be $15,331.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

9.	EQUITY

Common Stock

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

The Company issued 3,289,286 shares of common stock for the conversion of debt and accounts payable amounting to $506,983 during the year ended August 31, 2013.

The Company issued 62,068 shares of common stock in connection with a cashless exercise of 200,000 “Series T” warrants at an exercise price of $0.20 per share during the year ended August 31, 2013.

The Company issued 5,300,425 shares of common stock to consultants in exchange for various advisory services during the year ended August 31, 2014. The shares were valued at $319,235, which represents the fair market value of the shares provided on the award date.

The Company issued 9,363,750 shares of common stock in connection with a note payable issuances and extensions during the year ended August, 2014. The shares were valued at $615,425, which represents the fair market value of the note payable extension costs on the award date.

The Company issued 14,513,802 shares of common stock for the conversion of debt and accounts payable amounting to $454,988 during the year ended August 31, 2014.

Prepaid Services Paid In Common Stock

During the year ended August 31, 2013, the Company issued 5,750,000 shares of common stock to various consultants for business development and sales representative services valued at $1,242,500 on the award date to be amortized from September 1, 2012 to December 31, 2013. During the year ended August 31, 2014, the Company issued 3,500,000 shares of common stock to various consultants for business development and legal services valued at $200,450 on the award date to be amortized from March 1, 2014 to February 20, 2015. Unamortized prepaid services paid in common stock related to such stock issuances amounted to $48,225 at August 31, 2014.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

9.	EQUITY (Continued)

Warrants

Warrants to purchase up to 17,956,715 shares of the Company’s common stock are outstanding at August 31, 2014.

	Number of Shares	Exercise Price	Expiration

Outstanding warrants as of August 31, 2013	15,456,715

Warrants granted:
BB warrants	1,200,000	$0.20	August 29, 2016
CC warrants	600,000	$0.20	November 6, 2016
DD warrants	500,000	$0.15	January 21, 2017
EE warrants	200,000	$0.15	March 4, 2017

Outstanding warrants as of August 31, 2014	17,956,715

The weighted average exercise price of outstanding warrants was $0.20 at August 31, 2014, with expiration dates ranging from December 16, 2014 to October 15, 2017.

Stock Options

On January 12, 2012, the board of directors adopted the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”). The aggregate number of shares of common stock that may be issued under the 2007 Plan is 20,000,000 and such shares are reserved for issuance out of the authorized but previously unissued shares. Employees, service providers and non-employee directors of the Company and its affiliates are eligible to receive non-statutory stock options, incentive stock options, restricted stock and stock appreciation rights. The 2007 Plan will continue until the earlier of the termination of the 2007 Plan by the board of directors or ten years after the effective date. There were 18,500,000 incentive stock options granted under the 2007 Plan as of August 31, 2014.

On August 30, 2007, the Company granted options outside of the 2007 Plan to three of the Company’s officers to purchase 6,000,000 common shares each for a total of 18,000,000 common shares at $0.33 per share that vest upon the achievement of certain milestones. The options expire 10 years from the vested date. As of August 31, 2014, there were no options that were vested and presently exercisable.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

9.	EQUITY (Continued)

On January 12, 2012, the Company granted options under the 2007 Plan to three of the Company’s officers to purchase 4,000,000 common shares each for a total of 12,000,000 common shares at $0.31 per share that vest upon the achievement of certain milestones. The options expire on January 12, 2017. As of August 31, 2014, there were 1,500,000 options that were vested and presently exercisable. No options were exercised as of August 31, 2014.

On March 15, 2012, the Company granted options under the 2007 Plan to three officers and one employee of the Company to purchase 6,500,000 common shares at $0.31 per share that vest upon the achievement of certain milestones. The options expire on March 15, 2017. As of August 31, 2014, there were 1,425,000 options that were vested and presently exercisable. No options were exercised as of August 31, 2014.

On February 1, 2014, the Company granted options under the 2007 Plan to one employee of the Company to purchase 2,100,000 common shares as follows: (1) 100,000 shares at $.10 per share that vested on August 1, 2014; (2) 1,000,000 common shares at $0.10 per share that vest on December 31, 2014 based upon certain sales milestones; and (3) 1,000,000 common shares at $0.15 per share that vest on December 31, 2015 based upon certain milestones. The options expire on January 31, 2017. As of August 31, 2014, there were 100,000 options that were vested and presently exercisable. No options were exercised as of August 31, 2014.

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

10.	PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of August 31, 2014 and 2013 are as follows:

	August 31,	August 31,
	2014	2013
Net operating loss carry forward and deductible temporary differences	$20,880,437	$19,904,000
Valuation allowance	(20,880,437)	(19,904,000)

Net deferred tax asset	$-	$-

A reconciliation of the combined federal and state statutory income taxes rate and the effective rate is as follows:

	August 31,	August 31,
	2014	2013
Federal tax at statutory rate	34.00%	34.00%
State income tax net of federal benefit	5.83%	5.83%
Valuation allowance	(39.83%)	(39.83%)
	-	-

As of August 31, 2014 and 2013, the Company had federal and state net operating loss carryforwards of approximately $52,375,312 and $48,074,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2033. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. These carryforwards may be limited upon a change in ownership or consummation of a business combination under IRC Sections 381 and 382.

As of August 31, 2014 and 2013, no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2009 and by state taxing authorities for tax years prior to 2008.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

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

On September 4, 2014, the Company issued 2,168,674 shares of common stock for the conversion of debt in the amount of $18,000.

On September 5, 2014, the Company entered into a convertible promissory note for $450,000. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, or 50% of the Company’s closing stock price at any time after April 15, 2015, upon written notice. The note is due on September 5, 2015 and is secured by certain intellectual property owned by the Company.

On September 11, 2014, the Company entered into a convertible promissory note for $150,000 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, or 50% of the Company’s closing stock price at any time after April 15, 2015, upon written notice. The note is due on September 11, 2016 and is secured by all assets of the Company.

On September 22, 2014, the Company issued 3,500,000 shares of common stock for the conversion of debt in the amount of $21,000.

On October 1, 2014, the Company issued 2,076,923 shares of common stock for the conversion of debt in the amount of $13,500.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

12.	SUBSEQUENT EVENTS (Continued)

On October 14, 2014, the Company entered into a convertible promissory note for $100,000 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, or 50% of the Company’s closing stock price at any time after April 15, 2015, upon written notice. The note is due on October 14, 2016 and is secured by all assets of the Company.

On October 28, 2014, the Company issued 3,285,714 shares of common stock for the conversion of debt in the amount of $23,000.

On November 13, 2014, the Company issued 1,730,769 shares of common stock for the conversion of debt in the amount of $9,000.

On November 13, 2014, the Company issued 1,255,224 shares of common stock in connection with a note payable extension. The shares were valued at $75,313, which represents the fair value of the note payable extension costs on the award date.

On November 21, 2014, the Company entered into a convertible promissory note for $500,000. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, or 50% of the Company’s closing stock price at any time after April 15, 2015, upon written notice. The note is due on December 1, 2015 and is secured by all assets of the Company.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2014. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment under the 1992 COSO framework, management has concluded that there is a material weakness in internal control over financial reporting.  Due to the limited number of staff resources, we believe there are instances where a lack of segregation of duties exists to provide effective controls.

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

Changes in Internal Control Over Financial Reporting.  In December 2013, our part-time CFO, Kenneth Fronk, resigned to pursue a full-time opportunity and was replaced by Glenn Davidson. In April 2014, Glenn Davidson resigned to pursue a full-time opportunity and was replaced by our current part-time CFO, Gregory Andrews. Other than the changes in our CFO, there were no changes in internal controls over financial reporting that occurred during the year ended August 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Board of Directors

Each of our directors is elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified.  Effective March 1, 2014, each outside director is paid 250,000 shares of restricted common stock for their 12 months of service. Our board is comprised of the following directors: David Morse, Desiree Mejia, Chuck Smith, Greggory Haugen, and Jeffrey Devlin.

The following table sets forth information regarding our committees.

Compensation Committee: Chuck Smith – Chair, Jeff Devlin and Greggory Haugen

Audit Committee: – Chair, vacant, Jeff Devlin, Chuck Smith

Governance & Nominating Committee: Jeff Devlin – Chair, Chuck Smith and Greggory Haugen

Appointment of Chief Financial Officer

On April 1, 2014, we appointed Gregory J. Andrews to serve as our Chief Financial Officer (“CFO”).  We entered into a Consulting Agreement whereby Mr. Andrews will serve as our CFO for a period of one year for monthly compensation of $8,000. In addition, the Consulting Agreement entitles Mr. Andrews $17,000 for each quarterly filing and $20,000 for each annual filing. Payment of the quarterly and annual filing fees are to be made 50% in cash and 50% in the Company’s common stock.

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
David M. Morse	61	President and Chief Executive Officer and Director
Joseph F. Scalisi	51	Chief Development Officer
Desiree Mejia	43	Chief Operating Officer, Secretary and Director
Gregory J. Andrews	54	Chief Financial Officer
Greggory S. Haugen	51	Director
Charles H. Smith	71	Director
Jeff Devlin	67	Director

Dr. Morse has served as President, Chief Executive Officer and Chairman of the Board of Directors since October 8, 2007.  From late 2001 to 2005, Dr. Morse was involved in several start-up ventures providing consulting services (People Basics from August 2001 to April 2002 and ESP Networks from April 2002 to July 2004).  In September 2005, he joined with Joseph Scalisi and Desiree Mejia to incorporate Location Based Technologies, Corp. (“Old LBT”) (formerly known as PocketFinder, Inc.), which we acquired in October 2007.  Old LBT had been formed to develop the PocketFinder personal locators.  Dr. Morse brings 20 years of executive-level experience to us.  The majority of his career focused on the consumer market, leading him to serve as Vice President of Consumer Billing Services for Pacific Bell from 2000 to 2001.  His passion for customer service led to his appointment as Chief Customer Officer for Pacific Bell from 1997 to 2000 where he worked directly with the Chairman and the Executive Committee to establish the alignment of corporate strategy and process management objectives.  Prior to Pacific Bell, he served as Vice President of Sales and Service for SBC, now AT&T, the second largest telecommunications company in the United States, from 1991 to 1997.  While at SBC, he led an organization of more than 4,000 employees in 23 locations, serving 7,000,000 households.  Subsequent to leading the consumer organization, he served as Vice President of Product Marketing responsible for SBC’s core billing product.

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

Mr. Scalisi has served as Chief Development Officer since October 11, 2007.  Prior to becoming our Chief Development Officer, Mr. Scalisi was an officer of our predecessor company, PocketFinder, Inc. from 2004 to 2007.  As co-founder, Mr. Scalisi designed the first generation PocketFinder device.  With vast knowledge of the communications industry, including expertise in patents and trademarks, Mr. Scalisi is responsible for filing intellectual property applications, architecting the PocketFinder design team (interactive voice recognition (“IVR”), mapping interface, man-machine user interface, and hardware design) and participates in the negotiation of contracts.  Mr. Scalisi is married to Mrs. Mejia.

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

Mr. Andrews assumed the duties of Chief Financial Officer in April 2014 as an independent contractor.  He brings extensive experience to LBT having been the CFO of both public and private companies. Prior to joining LBT, Mr. Andrews held various executive management positions in industries including infrastructure services, airport parking, retail, distribution and professional services. Most recently, he served as Operating Partner/CFO for a portfolio company owned by Marwit Capital, LLC, a middle market private equity firm located in Newport Beach, California. Prior to that, he was a divisional Chief Executive Officer for Macquarie Infrastructure Corp. (NYSE-MIC) where he led the national expansion of the company’s off-airport parking division and assisted in the successful initial public offering of MIC in 2004. Mr. Andrews graduated Boston College with a BS in accounting and has a Master in Business Administration from the UCLA Anderson School. He is a certified public accountant and holds Series 79 and 63 securities licenses.

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

Other Persons Expected to Make Significant Contributions.  Tina Florance, CPA, provides us with accounting and financial advisory services.  She oversees our accounting group and financial reporting duties.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table.  The table set forth below summarizes the compensation payable to our executive officers during the years ending August 31, 2014 and 2013 for services in all capacities.  Those listed in the table received no cash bonuses, non-equity incentive plan compensation or nonqualified deferred compensation earnings during those two fiscal years.

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)		Stock Awards ($)	Option Awards ($)	Total ($)
David M. Morse (1)	2014	180,000	(9)	-	-	180,000	(9)
	2013	180,000	(9)	-	-	180,000	(9)
Joseph F. Scalisi (2)	2014	157,500	(10)	-	-	157,500	(10)
	2013	180,000	(10)	-	-	180,000	(10)
Desiree Mejia (3)	2014	180,000	(11)	-	-	180,000	(11)
	2013	180,000	(11)	-	-	180,000	(11)
Gregory J. Andrews (4)	2014	40,500	(12)	8,500	-	49,000	(12)
Glenn Davidson (5)	2014	19,848	(13)	-	-	19,848	(13)
Kenneth E. Fronk (6)	2014	12,000	(14)	-	8,128	20,128	(14)
	2013	96,000	(14)	-	72,198	168,198	(14)
Gregory Gaines (7)	2014	71,500	(15)	-	-	71,500	(15)
	2013	162,000	(15)	36,000	-	162,000	(15)
Gregory Harrison (8)	2014	91,000	(16)	-	18,118	109,118	(16)
	2013	168,000	(16)	-	123,806	291,806	(16)

(1)	President, Chief Executive Officer and Chairman of the Board
(2)	Chief Development Officer
(3)	Chief Operating Officer, Secretary and Director
(4)	Chief Financial Officer (effective April 1, 2014)
(5)	Chief Financial Officer (from December 2013 to March 2014)
(6)	Chief Financial Officer (from March 2012 to November 2013)
(7)	Vice President of Marketing and Sales (effective February 1, 2014)
(7)	Chief Marketing and Sales Officer (from October 2011 to January 2014)
(8)	General Counsel (from April 2011 to March 2014)
(9)	In 2014, $133,500 was paid and $46,500 was accrued for future payment. In 2013, $120,000 was paid and $60,000 was accrued for future payment.
(10)	In 2014, $154,400 was paid and $3,100 was accrued for future payment. In 2013, $120,000 was paid and $60,000 was accrued for future payment.
(11)	In 2014, $180,000 was paid and $12,096 was also paid to reduce the 2013 accrued amount. In 2013, $120,000 was paid and 60,000 was accrued for future payment.
(12)	In 2014, $32,500 was paid and $8,000 was accrued for future payment pursuant to a consulting agreement.
(13)	In 2014, $19,848 was paid and $0 was accrued for future payment pursuant to a consulting agreement.
(14)	In 2014, $12,000 was paid and $4,000 was also paid to reduce the 2013 accrued amount. In 2013, $64,000 was paid and $32,000 was accrued for future payment.
(15)	In 2014, $71,500 was paid and $5,306 was also paid to reduce the 2013 accrued amount. In 2013, $108,000 was paid and $54,000 was accrued for future payment.
(16)	In 2014, $75,375 was paid and $15,625 was accrued for future payment. In 2013, $106,000 was paid and $62,000 was accrued for future payment.

Outstanding Equity Awards.  The table below summarizes the outstanding equity awards to our executive officers as of August 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David M. Morse	-	6,000,000	$0.33/share	(1)
David M. Morse	500,000	3,500,000	$0.31/share	January 12, 2017
Joseph F. Scalisi	-	6,000,000	$0.33/share	(1)
Joseph F. Scalisi	500,000	3,500,000	$0.31/share	January 12, 2017
Desiree Mejia	-	6,000,000	$0.33/share	(1)
Desiree Mejia	500,000	3,500,000	$0.31/share	January 12, 2017

(1)	The options expire ten years from the date of performance goal achieved.

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

Compensation of Directors.  Directors are elected for a one-year term and receive a total of 250,000 shares of common stock as compensation.  The first 125,000 shares of common stock are issued at the commencement of the service term and the remaining 125,000 shares of common stock are issued six months thereafter.

Employment Contracts.  David Morse (President and Chief Executive Officer), Joseph Scalisi (Chief Development Officer) and Desiree Mejia (Chief Operating Officer), are each employed pursuant to written employment agreements with identical terms.  The agreements were renewed on January 12, 2012 and expire in five years on January 12, 2017.  Under the terms of the agreement, each officer is entitled to a base salary of $15,000 per month.  Effective June 1, 2014, the monthly compensation to Joseph Scalisi was reduced by 50% to $7,500. Additional increases in increments of $5,000 or $10,000 per month are based on attaining certain numbers of subscribers and for successfully achieving cash flow in each country outside the U.S.  He or she may participate in any general bonus plan established by the board of directors and is entitled to participate in our stock incentive plan on such terms as the board deems appropriate from time to time.  He or she will also be entitled to participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.  The agreements terminate on death, incapacity (after 180 days), resignation and cause as defined.  If terminated without cause, he or she is entitled to base salary at least equal to the salary, including bonuses and commissions, of our highest paid employee, and medical benefits, through the end of the employment term or, if such termination occurs in the last year of the employment term, for a period of two years after the date of termination.  If during that period any events occur that would have resulted in increasing his or her base salary, he or she is entitled to be paid such additional amounts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Owners and Management. The following table sets forth information regarding the number of common stock shares that were beneficially owned on November 20, 2014 by:

●	Each person, or group of affiliated persons, who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;
●	Each of our executive officers and directors; and
●	All of our directors and executive officers as a group.

For this table, beneficial ownership of our common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership through the exercise of an option, warrant or right or the conversion of a security at any time within 60 days of November 20, 2014.  Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.  Unless otherwise indicated, the address of the beneficial owners is 49 Discovery, Suite 260, Irvine, California 92618.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
David M. Morse
President, Chief Executive Officer and Chairman of the Board	25,415,573	8.9%
Joseph F. Scalisi (2)
Chief Development Officer	11,345,430	4.0%
Desiree Mejia(2)
Chief Operating Officer, Secretary and Director	15,065,430	5.3%
Gregory J. Andrews, Chief Financial Officer	425,000	0.1%
Greggory S. Haugen, Director (3)	27,171,026	9.5%
Charles H. Smith, Director	1,041,667	0.4%
Jeff Devlin, Director	225,000	0.1%
All executive officers and directors as a group (1)	80,689,126	28.3%

(1)

Applicable percentage ownership is based on 255,112,822 shares of common stock outstanding as of November 20, 2014, provided that any shares of common stock not outstanding which are subject to options, warrants, rights or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(2)	Mr. Scalisi and Mrs. Mejia are married and, by virtue of community property laws or otherwise, each may have an interest in the shares reported by the other.
(3)

The shares of common stock beneficially owned by Mr. Haugen do not include 3,740,000 shares owned by the Haugen Children 2006 Trust and Haugen Siblings’ Trust. Mr. Haugen disclaims beneficial ownership of said shares.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information with respect to outstanding options and warrants as of November 18, 2014, pursuant to compensation plans (including individual compensation arrangements) under which equity securities of are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders		--	--
Equity compensation plans not approved by security holders	20,000,000(1)	$0.30	1,400,000
Total	20,000,000		1,400,000

(1)

Includes stock options granted under the Amended and Restated 2007 Stock Incentive Plan to officers Mr. Morse, Mr. Scalisi and Mrs. Mejia to purchase up to 12,000,000 shares of common stock and to three employees to purchase 6,600,000 shares of common stock between $0.15 and $0.31 per share.  Options vest upon reaching certain milestones contained in executive employment agreements.  All such options vest upon a change of control.  The options expire January 12, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions.  The following are the related party transactions in which we have engaged since September 1, 2013.

Advances from officer

During the year ended August 31, 2014, there were $236,500 of new advances from Joseph Scalisi, our Chief Development Officer and stockholder, and repayments on advances totaled $160,325.

Services Provided

Debra Mejia provides bookkeeping and accounting services to us for $4,500 per month.  Mrs. Mejia is a relative of Desiree Mejia, Chief Operating Officer.  During the year ended August 31, 2014, bookkeeping and accounting fees to Mrs. Mejia totaled $54,225. No fees were payable to Mrs. Mejia at August 31, 2014.

On March 15, 2012, we entered into an Executive Employment Agreement with David Morse, Jr. to act as Vice President of Customer Service. Mr. Morse is a relative of David Morse, our President and Chief Executive Officer. Mr. Morse is paid compensation of $12,500 plus sales commissions and is entitled to earn up to 1,500,000 stock options that vest upon achieving certain milestones. During the year ended August 31, 2014, total cash compensation and stock compensation, including the vesting of certain stock options, paid to Mr. Morse totaled $163,771.

As consideration for personally guaranteeing our line of credit with Silicon Valley Bank, Greggory Haugen charges a combined fee of $25,000 per month that is payable in cash or common stock. Mr. Haugen was elected a director in October 2011. During the year ended August 31, 2014, such fees to Mr. Haugen totaled $300,000. Fees payable to Mr. Haugen amounted to $403,000 at August 31, 2014.

The Company occupies office space at a facility leased by SkyBell Technologies, Inc. (“SkyBell”). In addition, the Company outsources its customer service to SkyBell under a month to month contract that commenced in February 2014. SkyBell is owned and operated by Joseph Scalisi, Chief Development Officer, and Desiree Mejia, Chief Operating Officer. During the year ended August 31, 2014, the Company incurred $54,055 in costs related to these services. As of August 31, 2014 the Company owed SkyBell $68,979.

Related Party Notes Payable

We entered into five secured promissory note agreements totaling $1,376,500 with our board member, Greggory Haugen. The notes are due starting on September 30, 2015 and through July 24, 2016, bear interest at 10% per annum and may be converted into shares of our common stock at $0.10 to $.20 per share.

We converted $117,215 of deferred compensation owed to employees David Morse, Desiree Mejia, Eric Fronk, Greg Harrison, David Morse Jr. and a consultant into unsecured convertible promissory notes that are due on demand, bear interest at 5% per annum and may be converted into shares of our common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Friedman LLP served as our independent registered public accounting firm for the fiscal years ended August 31, 2014 and 2013, respectively. The following table represents the fees billed to us for the audit and other services provided by our accountants:

	2014	2013
Audit fees	$93,460	$74,918

Total Fees	$93,460	$74,918

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).
10.67	Secured Convertible Promissory Note between the Company and Greggory Haugen dated July 24, 2014. †
10.68	Second Amendment and Loan Extension between the Company and Adam Marcotte dated August 28, 2014. †
10.69	Third Amendment and Loan Extension between the Company and Cody Evans dated August 28, 2014. †
10.70	Third Amendment and Loan Extension between the Company and David and Barbara Alampi dated August 28, 2014. †
10.71	Third Amendment and Loan Extension between the Company and David and Denisse Kuennen dated August 28, 2014. †
10.72	Third Amendment and Loan Extension between the Company and James and Kristin Heer dated August 28, 2014. †
10.73	Third Amendment and Loan Extension between the Company and Rolf Haugen dated August 28, 2014. †
10.74	Secured Convertible Promissory Note between the Company and EPCP II Capital, LLC dated September 4, 2014. †
10.75	Third Loan Amendment between the Company and Bridge Loans, LLC dated September 5, 2014. †
10.76	Secured Convertible Promissory Agreement between the Company and Greggory Haugen dated September 11, 2014. †
10.77	Secured Convertible Promissory Agreement between the Company and Greggory Haugen dated October 14, 2014. †
10.78	Second Amendment and Loan Extension between the Company and Dan Horner dated November 14, 2014. †
10.79	Second Amendment and Loan Extension between the Company and Chuck Smith dated November 14, 2014. †
10.80	Secured Convertible Promissory Note between the Company and Atlantic Capital Holdings, LLC dated November 21, 2014. †
21.1	Subsidiary of the Registrant - Location Based Technologies, Ltd. (an England and Wales private and limited company) †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan
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

LOCATION BASED TECHNOLOGIES, INC. (Registrant)

November 26, 2014	By:	/s/ David M. Morse
David M. Morse,
President and Chief Executive Officer

November 26, 2014	By:	/s/ Gregory J. Andrews
Gregory J. Andrews
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

November 26, 2014	/s/ David M. Morse
David M. Morse,
President, Chief Executive Officer and Director

November 26, 2014	/s/ Desiree Mejia
Desiree Mejia,
Chief Operating Officer and Director

November 26, 2014	/s/ Joseph Scalisi
Joseph Scalisi,
Chief Development Officer

November 26, 2014	/s/ Greggory S. Haugen
Greggory S. Haugen
Director

November 26, 2014	/s/ Charles H. Smith
Charles H. Smith
Director

November 26, 2014	/s/ Jeff Devlin
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