Form 10-Q
period 2014-11-30
Location Based Technologies, Inc.
filed 2015-01-13
CIK 1383196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended November 30, 2014.

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

As of January 13, 2015, there were 268,580,645 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

November 30, 2014 and August 31, 2014

(UNAUDITED)

	November 30,	August 31,
	2014	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$623,028	$146,200
Accounts receivable, net of allowances	100,030	78,422
Inventory, net of reserves	791,242	793,332
Prepaid expenses and other assets	43,003	45,062
Deferred financing costs	-	5,506

Total current assets	1,557,303	1,068,522

Property and equipment, net of accumulated depreciation	50,200	65,817

OTHER ASSETS
Intangible assets, net of accumulated amortization	579,613	596,977
Inventory, net of reserves	513,104	565,146
Deposits	30,000	30,000

Total other assets	1,122,717	1,192,123

TOTAL ASSETS	$2,730,220	$2,326,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

November 30, 2014 and August 31, 2014

(UNAUDITED)

	November 30,	August 31,
	2014	2014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible demand notes payable and accrued interest	$30,818	$30,163
Related party convertible demand notes payable and accrued interest	1,217,836	1,192,187
Accounts payable and accrued expenses	1,808,877	1,865,282
Deferred compensation	259,867	261,814
Deferred revenue	17,272	29,691
Advances from officer and accrued interest	108,967	106,872
Convertible term notes payable and accrued interest, net of unamortized discounts	4,113,069	3,100,361
Related party convertible term notes payable and accrued interest, net of unamortized discounts	109,479	106,986
Current portion of term loans and accrued interest	1,355,403	1,618,462

Total current liabilities	9,021,588	8,311,818

Convertible term notes payable	880,734	843,787
Related party convertible term notes payable and accrued interest, net of unamortized discounts	3,392,937	2,820,106
Term loans	250,000	333,333

TOTAL LIABILITIES	13,545,259	12,309,044

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 258,691,822 and 241,095,488 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	258,692	241,096
Additional paid-in capital	1,273,611	51,036,456
Prepaid services paid in common stock	(24,110)	(48,225)
Accumulated deficit	(62,323,232)	(61,211,909)

Total stockholders' equity (deficit)	(10,815,039)	(9,982,582)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,730,220	$2,326,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended November 30, 2014 and 2013

(UNAUDITED)

	For the three months ended
	November 30,	November 30,
	2014	2013

Net revenue
Devices	$213,035	$243,391
Services	312,967	165,413

Total net revenue	526,002	408,804

Cost of revenue
Devices	150,393	143,817
Services	181,673	237,990

Total cost of revenue	332,066	381,807

Gross profit	193,936	26,997

Operating expenses
General and administrative	277,863	728,634
Officer compensation	112,500	246,687
Professional fees	233,807	374,493
Rent	19,740	19,203
Research and development	125,000	89,758
Salaries and wages	89,440	48,579

Total operating expenses	858,350	1,507,354

Net operating loss	(664,414)	(1,480,357)

Other income (expense)
Financing costs	(130,500)	(148,880)
Amortization of beneficial conversion feature	-	(32,647)
Amortization of deferred financing costs	(5,506)	(17,827)
Amortization of debt discount	(51,608)	(98,906)
Interest income (expense), net	(259,251)	(153,290)
Gain on debt settlement	-	886,548
Gain (loss) on asset disposal	-	569
Foreign currency gain (loss), net	(44)	-

Total other income (expense)	(446,909)	435,567

Net loss before income taxes	(1,111,323)	(1,044,790)

Provision for income taxes	-	800

Net Loss	$(1,111,323)	$(1,045,590)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended November 30, 2014 and 2013

	For the three months ended
	November 30,	November 30,
	2014	2013

Basic and Diluted - Earnings (loss) Per Share	$(0.00)	$(0.00)

Basic and Diluted - Weighted Average Number of Shares Outstanding	249,292,118	212,015,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2014 and 2013

(UNAUDITED)

	For the three months ended
	November 30,	November 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(1,111,323)	$(1,045,590)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss (gain) on asset disposals and impairment	-	(569)
Gain on debt settlement	-	(886,548)
Provision for doubtful accounts and sales returns	(5,436)	8,000
Provision for inventory reserve	(80,497)	-
Depreciation and amortization	36,064	30,927
Amortization of beneficial conversion feature	-	32,647
Amortization of deferred financing costs	5,506	17,827
Amortization of prepaid services paid in common stock	24,115	167,499
Amortization of debt discount	51,608	98,906
Common stock issued for services and financing costs	35,781	17,500
Stock options issued for services	-	20,630
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(16,172)	(58,550)
(Increase) decrease in inventory	134,629	(12,430)
(Increase) decrease in prepaid expenses and other assets	2,059	(25,362)
Increase (decrease) in accounts payable and accrued expenses	78,066	141,137
Increase (decrease) in accrued officer compensation	(1,947)	(65,999)
Increase (decrease) in deferred revenue	(12,419)	(2,899)
Increase (decrease) in accrued interest	178,377	118,461

Net cash used in operating activities	(681,589)	(1,444,413)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,083)	(17,965)
Proceeds from sale of trademark	-	7,500

Net cash used in investing activities	(3,083)	(10,465)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	-	(28,825)
Payments on term loans	(254,500)	-
Proceeds from convertible notes payable	950,000	-
Proceeds from related party convertible notes payable	466,000	900,000
Net cash provided by financing activities	1,161,500	871,175

Net increase (decrease) in cash and cash equivalents	476,828	(583,703)

Cash and cash equivalents, beginning of period	146,200	680,914

Cash and cash equivalents, end of period	$623,028	$97,211

Supplemental disclosure of noncash financing and investing activities:

Conversion of deferred compensation into convertible demand notes payable	$-	$55,500
Issuance of common stock for services and financing costs	$134,472	$-
Issuance of warrants for financing costs classified as debt discount	$-	$165,922
Issuance of common stock for conversion of debt	$84,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2014, included in the Company’s report on Form 10-K.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of November 30, 2014, had an accumulated deficit of $62,323,232 and negative working capital of $7,464,285. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of November 30, 2014 and August 31, 2014, the allowance for doubtful accounts amounted to $39,564 and $27,000, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of November 30, 2014 and August 31, 2014, the allowance for sales returns amounted to $9,000 and $27,000, respectively.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lower-of-cost-or-market ("LCM") adjustment against gross inventory values. Management estimates the current wholesale price of $58.00 as the realizable value of the inventory. Management estimated sales for the next 24 month period based on historical sales data and prospective sales trends and determined that all inventory is expected to be sold in the next two years. Management analyzed and tested certain components that could possibly become obsolete and determined that the useful life exceeded the two year estimate to sell the inventory. In addition, the components inventory, net of the LCM valuation reserve, totaling $513,104 is classified as a noncurrent asset at November 30, 2014 (see Note 3).

Deferred Revenue

As of November 30, 2014 and August 31, 2014, deferred revenue amounted to $17,272 and $29,961, respectively, and consisted of prepaid service revenue from subscribers.

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended November 30, 2014 and 2013, the Company incurred $14,092 and $485,391 of advertising costs, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

2.	EARNINGS LOSS PER SHARE

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

	November 30,	August 31,
	2014	2014

Warrants	17,956,715	17,956,715
Stock options	3,025,000	3,025,000
Convertible notes payable	52,253,438	40,564,550
Dilutive potential common shares	73,235,153	61,546,265

3.	INVENTORY

Inventory at November 30, 2014 and August 31, 2014 consisted of the following:

	November 30,	August 31,
	2014	2014
Current:
Finished goods	$882,842	$1,016,876
Device Components	515,602	419,681
Inventory valuation reserve	(607,202)	(643,225)
Inventories, current	$791,242	$793,332

Noncurrent:
Device components	$955,207	$1,051,722
Inventory valuation reserve for components	(442,103)	(486,576)
Inventories, noncurrent	$513,104	$565,146

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

3.	INVENTORY (Continued)

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components within the next year. The Company expects that it will take approximately six months to sell finished goods inventory on hand at November 30, 2014. Following the sale of all finished goods inventory, components inventory will be utilized to manufacture additional devices that are expected to be sold in year 1 and 2. Inventories totaling $513,104 which may not be realized within a 12-month period have been reclassified as long-term as of November 30, 2014.

4.	RELATED PARTY TRANSACTIONS

Advances from Officer

During the three months ended November 30, 2014 and 2013, there were advances from our Chief Development Officer totaling $0 and $48,825, respectively; and repayments totaling $0 and $20,000, respectively. As of November 30, 2014, there was $105,000 of outstanding advances and $3,967 of related accrued interest.

SkyBell Technologies, Inc.

The Company occupies office space at a facility leased by SkyBell Technologies, Inc. (“SkyBell”). In addition, the Company outsources its customer service to SkyBell under a month to month contract that commenced in February 2014. SkyBell is owned and operated by Joseph Scalisi, Chief Development Officer, and Desiree Mejia, Chief Operating Officer. During the three months ended November 30, 2014, the Company incurred $49,807 in costs related to these services.

Accounts Payable

Amounts payable to related parties totaled $596,787 as of November 30, 2014.

5.	DEBT

New Debt Issuances

The following debt was issued during the three months ended November 30, 2014:

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

5.	DEBT (Continued)

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

On November 26, 2014, the Company entered into a convertible promissory note for $216,000 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, or 50% of the Company’s closing stock price at any time after April 15, 2015, upon written notice. The note is due on November 26, 2016 and is secured by all assets of the Company.

Debt Amendments

The following debt amendments were executed during the three months ended November 30, 2014:

On September 5, 2014, the Company amended the secured promissory note payable totaling $1,000,000 to extend the maturity date to September 5, 2015 and to allow the Lender at the Maturity Date, or during any time after April 15, 2015, the right, but not the obligation, to convert this Note into shares of the Company’s common stock at a price equal to the lower of $0.20 per share or 50% of the closing stock price on the day after the Company is given notice of the conversion by the Lender (the “Conversion Price”).

On November 28, 2014, the Company amended one convertible demand note payable totaling $28,500 to eliminate the extension fee and increase the interest rate to Ten Percent (10%) per annum.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

5.	DEBT (Continued)

On November 28, 2014, the Company amended five convertible notes payable to related parties totaling $1,114,487 to eliminate the extension fee and increase the interest rate to Ten Percent (10%) per annum.

Principal Repayments

As of November 30, 2014, the principal maturities of the convertible notes payable and related party convertible notes payable are as follows:

For the Years Ending:

November 30, 2015	$7,244,439
November 30, 2016	1,667,500

Total	$8,911,939

6.	LINE OF CREDIT AND TERM LOANS

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

In connection with the Loan Agreement, the Company entered into a Financing Agreement and Loan Guarantor Agreement with a board member to personally guarantee the Loan Agreement. As compensation for the guarantee under the Financing Agreement, the guarantor is entitled to payment of $5,000 per month, plus Two Percent (2%) of the outstanding balance of the SVB loan balance (“guarantee fee”), payable in cash or shares of the Company’s common stock at the guarantor’s option. As of November 30, 2014, the Company’s accounts payable and accrued expenses included $478,000 in guarantee fees owed to the board member.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

6.	LINE OF CREDIT AND TERM LOANS (Continued)

As of November 30, 2014, the outstanding balance on the line of credit and accrued interest totaled $750,000 and $10,691, respectively. Of the total amount of principal and interest due on the line of credit, $510,691 has been included in the current portion of term loans and accrued interest on the balance sheet as of November 30, 2014 and the balance of $250,000 in the non-current portion of term loans.

JMJ Notes Payable

As of November 30, 2014, the outstanding balance on the notes payable and accrued interest totaled $844,712 and $0, respectively. The total amount has been included in the current portion of term loans and accrued interest on the balance sheet as of November 30, 2014.

7.	EQUITY

Common Stock

The Company issued 375,000 shares of common stock to three board of directors in exchange for six months of service during the three months November 30, 2014. The shares were valued at $3,338, which represents the fair market value of the shares provided on the award date.

The Company issued 1,359,254 shares of common stock in connection with note payable maturity date extensions during the three months ended November 30, 2014. The shares were valued at $81,555, which represents the fair market value of the shares issued on the award date.

The Company issued 12,762,080 shares of common stock for the conversion of debt amounting to $84,500 during the three months ended November 30, 2014.

The Company issued 3,100,000 shares of common stock to consultants in exchange for various advisory services during the three months November 30, 2014. The shares were valued at $85,360, which represents the fair market value of the shares provided on the award date.

8.	PROVISION FOR INCOME TAXES

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

8.	PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of November 30, 2014 and August 31, 2014 are as follows:

	November 30,	August 31,
	2014	2014
Net operating loss carry forward and deductible temporary differences	$21,302,867	$20,880,437
Valuation allowance	(21,302,867)	(20,880,437)

Net deferred tax asset	$-	$-

As of November 30, 2014, the Company had federal and state net operating loss carryforwards of approximately $53,481,351 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2033.

As of November 30, 2014 no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2009 and by state taxing authorities for tax years prior to 2008.

9.	SUBSEQUENT EVENTS

On December 3, 2014, the Company entered into a convertible promissory note for $84,000 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, or 50% of the Company’s closing stock price at any time after April 15, 2015, upon written notice. The note is due on December 3, 2016 and is secured by all assets of the Company.

On January 6, 2015, the Company issued 9,888,823 shares of common stock for the conversion of debt in the amount of $97,300.

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

Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and any amendments to this report. We will not update these statements unless the securities laws require us to do so. Accordingly, you should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements

Overview.  We were incorporated under the laws of the State of Nevada in April 2006 as Springbank Resources, Inc. (“SRI”). SRI was formed to engage in the exploration and development of oil and gas, and by 2007 had disposed of all of its assets and satisfied its liabilities. In October 2007, SRI acquired all of the outstanding stock of Location Based Technologies, Corp. (“Old LBT”), following which SRI merged Old LBT into itself and, in the process, SRI’s name was changed to Location Based Technologies, Inc. Old LBT was incorporated in September 2005 by David Morse, Joseph Scalisi and Desiree Mejia, who became our officers and directors, in order to develop the PocketFinder personal locators.

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

Consumer Sales Channels.  In the US, our PocketFinder family of products can be found at the following online locations: Amazon.com, Walmart.com, Bestbuy.com/Future Shop (Canada), Crutchfield.com, our www.pocketfinder.com website and numerous affiliate marketing websites. LBT has recently entered agreement with a global distributor in the US that will significantly expand our retail footprint.

With the introduction of our 3G vehicle tracker devices, LBT is launching a new and innovative Auto Dealership Reseller Program in North America in 2015 focused on increasing installations at the time of new and pre-owned vehicle sales. This is expected to appeal to a larger and wider audience of car buyers who may be averse to purchasing aftermarket electronics. The program consists of a new auto-dealer portal to enable resellers to create user accounts and to activate the GPS tracker devices. The program was completed at the end of November, 2014 with the initial launch in December 2014.

Internationally, our devices are being sold and marketed in Mexico, United Kingdom (“UK”), other European Union countries, Colombia and Ecuador. The Company has recently entered an agreement with a leading distributor in Mexico with plans to distribute devices and generate higher service revenues in 2015 through online and major retail partners. The company is pursuing the same expansion strategy in Europe and actively engaged in discussions with well established distribution partners in UK, Germany, and The Netherlands. In the UK, LBT has partnered with EE (the largest mobile-to-mobile telecommunications company in the UK). Recent reports show Europe at the forefront of M2M (“Machine-to-Machine”) or the adoption of “Internet-of-things” applications with revenues from M2M services market wide expected to grow at a compounded annual rate of 33% through 2016 in a selection of European markets, including Germany, France, Poland, Russia, Sweden and the UK. These are the findings of new research from Frost & Sullivan, which predicts that the number of SIM connections will increase to 75 million in 2016, with the UK emerging as the biggest market and Germany a close second. LBT is currently negotiating with an interested European distributor, but has not yet signed an agreement.

 Commercial Sales Channels.  Our relationship with AT&T has the potential to continue to grow over the coming year. Related to the utility market, we signed an exclusive contract with the Department of Energy (the, “DOE”) for a project that has allowed us to integrate an Oak Ridge National Laboratory technology that provides real-time status of the electric grid and critical energy sectors along with real-time severe weather condition tracking. The system, called VERDE (Visualizing Energy Resources Dynamically on the Earth), enables decision-makers to respond swiftly to major power disruptions. VERDE, which combines the display capabilities of Google Earth with analysis and modeling components, significantly enhances situational awareness and speeds recovery times from power outages and other utility interruptions. We have completed integration of the system and will soon begin sales of the feature to public utilities (power, water and telecom) through a reseller partner in Tennessee. The Company will evaluate expansion of this new capability for “fit” to specific commercial and other first responder agencies throughout the United States.

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

Our 2015 marketing initiatives will include:

●	Expanding our retail outreach through industry leading distributors in the US, Canada, Mexico and Europe;

●	Partnering with US based new and used car dealers through our innovative Auto Dealer Program; and,

●	Bringing a new 3G wearable device to market with enhanced Wi-Fi capability to deliver higher reliability location information for the people and a more complete solution for the pet markets

Our Revenue Sources.  We expect our revenues to be derived from the following sources:

●	Software licensing fees;

●	Organizations that will self-brand LBT’s services for specialized niche markets (“private label”);

●	Asset and personal locator device sales to commercial customers and through retailers;

●	Personal locator device sales through affinity groups and through our website; and

●	Monthly subscription service fees.

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

Employees and Outsourced Assistance. We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support. Mr. Morse, our President and Chief Executive Officer, Ms. Mejia, our Chief Operating Officer, Mr. Scalisi, our Chief Development Officer, Mr. Dan Hogan, our VP of Marketing, and Mr. Dave Morse, Jr., as VP of Customer Service, constitute the employee senior leadership team for the Company. Ms. Tina Florance, Controller, and Mr. Gregory Andrews, CFO, are key contributors of the leadership team and contracted with the Company. Mr. Scalisi, our Chief Development Officer, has recently been sharing his time with other ventures that may continue over the coming year. Ms. Mejia and Mr. Scalisi are also active with another privately held corporation. LBT’s Board has determined that their obligations to the outside organization do not conflict with their duties or responsibilities at LBT. The Board further determined that the outside business is not competitive with LBT, nor is it a corporate opportunity that LBT intends to pursue. Since its inception, LBT has used an extended workforce concept which includes outsourcing partners and vendors, and using a contingent workforce (consultants, part-time /interim executives and temporary workers) and strategic partners to stay competitive in the marketplace. We do not see this as a trend. We will continue to use this model for the foreseeable future with an eye to reduce corporate overhead and expenses.

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

RESULTS OF OPERATIONS

For the quarter ended November 30, 2014 compared to the quarter ended November 30, 2013.

●

Total paid monthly users (defined as the total number of users that paid a minimum of $12.95 for a month of service) exceeded 24,000, an increase of 89% compared to the three months ended November 30, 2013;

●	Monthly service income averaged $104,000 per month;
●	Service income exceeded break-even levels generating a positive 42% gross margin compared to a negative 44% for the three months ended November 30, 2013; and
●	Total revenues for the quarter were 29% higher than 2014.

Revenue.  For the three months ended November 30, 2014, the Company generated $526,002 of net revenue compared to $408,804 of net revenue for the three months ended November 30, 2013. The 29% increase in total revenue was due to the following:

●

Device revenue – For the three months ended November 30, 2014, we generated $213,035 of net device revenue compared to $243,391 for the three months ended November 30, 2013. The 12% decrease in net device revenue consists of the following:

o

Decrease in revenue of $8,691 (-7%) for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 from the sale of PocketFinder Personal devices. During the three months ended November 30, 2014 the Company sold 313 fewer devices, a decrease of 18%, compared to the three months ended November 30, 2013. The decrease is due to reduction in business with certain internet retailers and some price erosion in the channel. The Company continues to align with more established national retailers that can deliver more sustainable resale volumes. The Company expects sales of the PocketFinder Personal devices to improve from the addition of one new global distributor in Q1 2015 and expanding into Mexico and the Cayman Islands; and

o

Decrease in revenue of $39,162 (-35%) for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 from the sale of the PocketFinder Vehicle devices. During the three months ended November 30, 2014, the Company sold 491 fewer units compared to the previous year. This decrease is due to the introduction of the new 3G PocketFinder Vehicle device in August 2014 that created some disruption of sales during the model transition. The Company expects sales of the PocketFinder Vehicle devices to improve with the addition of the 3G product, launch of the new Auto Dealer Program, expansion into Mexico and the Cayman Island and the addition of a new global distributor in Q1 2015.

●

Service revenue - – For the three months ended November 30, 2014, we generated $312,967 of service revenue compared to $165,413 for the three months ended November 30, 2013. The 89% increase in service revenues was due to the following:

o

Increase of approximately 11,394 (+89%) paid monthly users for the three months ended November 30, 2014 compared to November 30, 2013. The Company converted to the new Zuora billing/collections software in Q3 2014 and the total number of paid monthly users increased as a percentage of total active devices during Q1 2015, as additional system functions were activated.

Cost of Revenue.  For the three months ended November 30, 2014, cost of revenue totaled $332,066 resulting in a gross margin of $193,936 compared to $26,997 for the three months ended November 30, 2013. The gross margin of 37% for the three months ended November 30, 2014 improved from 7% in the three months ended November 30, 2013, due to the following:

●

Devices – For the three months ended November 30, 2014, cost of sales for devices was $150,393 compared to $143,817 for the three months ended November 30, 2013. The gross margin on devices of 29% for the current year was lower that the gross margin for the three months ended November 30, 2013 due to the following:

o

Decrease in number of units sold from approximately 2,631 in the three months ended November 30, 2013 compared to 1,773 units in the three months ended November 30, 2014 as the Company saw greater competition and slower commercial market unit sales; and

o

Decrease in the amount of favorable physical inventory adjustments totaling $186,167 in the three months ended November 30, 2013 compared to the amount of credit for inventory reserves totaling $80,497 for the three months ended November 30, 2013. Excluding the effects of the physical inventory adjustments and credit for inventory valuation reserves, gross margin on devices would have been negative 8% and negative 36% for the three months ended November 30, 2014 and 2013, respectively.

●

Services – For the three months ended November 30, 2014, the cost of sales for services was $181,673 resulting in a gross margin of $131,294 compared to a negative gross margin of $72,577 for the three months ended November 30, 2013. The gross margin on services of 42% for the three months ended November 30, 2014 represents an improvement from a negative 44% over the three months ended November 30, 2013 due to the following:

o

Increase of approximately 11,394 (+89%) paid monthly users for the three months ended November 30, 2014 compared to November 30, 2013 as the number of paid monthly users exceeded break-even levels in Q3 2014. Exceeding break-even will enable gross margins from service revenues to accelerate in future periods as most costs related to service revenue are fixed in nature. The average number of paid monthly users per month during Q1 2015 was approximately 8,056 compared to approximately 4,258 during Q1 2014, representing a 89% increase;

o

Decrease in the amount AT&T network access fees in the amount of $160,185 for the three months ended November 30, 2013 compared to $113,018 for the three months ended November 30, 2014. The decrease of 29% was due to the decreased number of active devices during 2015 over 2014. The average total service and access fee per paid monthly user cost decreased from $12.54 in the three months ended November 30, 2013 to $4.68 for the three months ended November 30, 2014, representing a 63% reduction in per subscriber cost; and

o

Decrease in costs associated with the call center operations of $18,033 for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. In Q2 2014 the Company terminated its outsourcing contract for its call center operations and brought operations of the call center in-house, resulting in a savings of approximately 30% for the three months ended November 30, 2014 compared to the three months ended November 30, 2013.

Operating Expenses.  For the three months ended November 30, 2014, our total operating expenses were $858,350 compared to total operating expenses of $1,507,354 for the three months ended November 30, 2013.  Operating expenses decreased by $649,004 or 43% in 2015 from 2014.  The decrease in operating expenses is primarily attributed to the following fluctuations:

●

A $450,771 decrease in general and administrative expenses to $277,863 for the three months ended November 30, 2014, compared to $728,634 for the three months ended November 30, 2013.  The decrease in general and administrative expenses in fiscal 2015 compared to fiscal 2014 is due to the following:

o	Decrease of $465,000 in advertising fees related to NASCAR sponsorship in 2014; and
o	Increase of $17,349 in costs related to the website development for the new auto dealer program.

●

A $134,187 decrease in officer compensation to $112,500 for the three months ended November 30, 2014, compared to $246,687 for the three months ended November 30, 2013 due to the replacement of one officer (Chief Marketing Officer) with a non-officer, elimination of a full-time Chief Legal Officer and the outsourcing of the Chief Financial Officer duties in fiscal 2015 compared to fiscal 2014 ;

●

A $140,686 decrease in professional fees to $233,807 for the three months ended November 30, 2014, compared to $374,493 for the three months ended November 30, 2013 primarily due to a lower fees related to business development, accounting and capital raising efforts in fiscal 2015 compared to fiscal 2014;

●

A $35,242 increase in research and development costs to $125,000 for the three months ended November 30, 2014, compared to $89,758 for the three months ended November 30, 2013 as the Company commenced development on the new 3G PocketFinder device; and

●

A $40,861 increase in salaries and wages to $89,440 for the three months ended November 30, 2014, compared to $48,579 for the three months ended November 30, 2013 due to the addition of one position that was previously held by an officer, offset by a lower amount of stock options vesting in fiscal 2015 compared to fiscal 2014.

Other Income/Expenses.  For the three months ended November 30, 2014, we reported net other expenses totaling $446,909 that consisted of financing costs, deferred financing costs, debt discounts, net interest expense and foreign currency losses compared to net other income totaling $435,567 for the three months ended November 30, 2013.  The $882,476 decrease in other income and expenses is primarily due to the following:

●

A $18,380 decrease in financing costs to $130,500 for the three months ended November 30, 2014, compared to $148,880 for the three months ended November 30, 2013 due to a decrease in capital raising advisory services;

●

A $32,647 decrease in the amortization of beneficial conversion features on notes payable to $0 for the three months ended November 30, 2014, compared to $32,647 for the three months ended November 30, 2013 as there were no new convertible notes entered into in fiscal 2015 that contained beneficial conversion features;

●

A $12,321 decrease in the amortization of deferred financing costs to $5,506 for the three months ended November 30, 2014, compared to $17,287 for the three months ended November 30, 2013 as there was were no new notes payable issued with common stock resulting in deferred financing costs in fiscal 2015;

●

A $47,298 decrease in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $51,608 for the three months ended November 30, 2014. There were fewer warrant issuances during the three months ended November 30, 2013;

●

A $105,961 increase in interest expense to $259,251 for the three months ended November 30, 2014, compared to $153,290 for the three months ended November 30, 2013 as there was approximately $10.5 million in notes payable at November 30, 2014 as compared to $8.3 million in notes payable at November 30, 2013; and

●

The recognition of an $886,548 gain in connection with the JMJ debt settlement was recognized during the three months ended November 30, 2013; whereby, there was no such debt settlement during the three months ended November 30, 2014.

Net Loss.  For the three months ended November 30, 2014, we reported a net loss of $1,111,323 compared to a net loss of $1,045,790 for the three months ended November 30, 2013, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $632,028 as of November 30, 2014, compared to $146,200 as of August 31, 2014.

As of November 30, 2014, current assets totaled $1,557,303 compared to $1,068,522 as of August 31, 2014 and consisted of cash, accounts receivable, inventory, prepaid expenses and other assets. The increase at November 30, 2014, from August 31, 2014 is primarily due to an increase of cash.

As of November 30, 2014, current liabilities totaled $9,021,588 compared to $8,311,818 as of August 31, 2014 and consisted of accounts payable and accrued expenses, deferred compensation, line of credit, convertible notes payable and accrued interest. The increase at November 30, 2014, is due to the issuance of additional convertible notes payable and the repayment of term loans during the three months ended November 30, 2014.

As at November 30, 2014, the Company had a working capital deficit of $7,464,285 compared with a working capital deficit of $7,243,296 as of August 31, 2014.

Cash Flows from Operating Activities. During the quarter ended November 30, 2014, the Company used $681,589 of cash used for operating activities compared with $1,444,413 for the quarter ended November 30, 2013. The decrease in the cash used for operating activities was primarily attributed to the $886,548 adjustment for the gain on debt settlement to reconcile the net loss to net cash used in operating activities during the quarter ended November 30, 2013.

Cash Flows From Investing Activities. During the quarter ended November 30, 2014, the Company used $3,083 of cash for investing compared with $10,465 for the quarter ended November 30, 2013.  The decrease in the cash used for investing operating activities was attributed to fewer capital expenditures during the quarter ended November 30, 2014 compared to the quarter ended November 30, 2013.

Cash Flows from Financing Activities. During the quarter ended November 30, 2014, the Company received $1,416,000 in cash from financing activities related to the issuance of convertible promissory notes and made principal payments on term loans totalling $254,500. During the quarter ended November 30, 2013, the Company received $900,000 from the issuance of convertible promissory notes. Demand convertible notes payable totaling $1,142,987 are unsecured, bear interest at 10% per annum, and are to repaid out of future operating cash flow. Current convertible notes payable totaling $3,301,452 and are unsecured, bear interest at 8%-36% per annum, and are to be repaid out of future operating cash flow. Long-term convertible promissory notes totaling $4,467,500 are secured, bear interest at 10% per annum with due dates ranging from September 30, 2015 to November 26, 2016 and are to be repaid out of future operating cash flow.

Going Concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

CASH REQUIREMENTS

We are a wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail and commercial distribution.  Since our inception, we have generated significant losses.  As of November 30, 2014, we had an accumulated deficit of $62,323,232 and we expect to incur continual losses until sometime in calendar year 2015.

As of November 30, 2014, we had $623,028 in cash and cash-equivalents.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and branding of the PocketFinder family of products.  We also expect to fund any necessary general overhead requirements.

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

Off-Balance Sheet Arrangements

As of November 30, 2014, we had no off-balance sheet arrangements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On November 26, 2014, the Company issued 375,000 shares of common stock to three of the board of directors in exchange for their services valued at $3,338 on the award date.

On November 26, 2014, the Company issued 1,600,000 shares of common stock to consultants in exchange for certain accounting and advisory services valued at $16,360 on the award date.

On November 26, 2014, the Company issued 1,500,000 shares of common stock to consultants in exchange for capital raising efforts valued at $69,000 on the award date.

Common Stock Issuances for Debt Extension

On November 26, 2014, the Company issued 104,000 shares of common stock in connection with two debt extensions valued at $6,240 on the award date.

Common Stock Issuance for Conversion of Debt

On January 6, 2015, the Company issued 9,888,823 shares of common stock in connection with the conversion of debt in the amount of $97,300.

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).

10.81	Secured Convertible Promissory Note between the Company and Greggory Haugen dated November 26, 2014. †
10.82	Loan Amendment between the Company and David M. Morse dated November 28, 2014. †
10.83	Loan Amendment between the Company and Desiree Mejia dated November 28, 2014. †
10.84	Loan Amendment between the Company and David M. Morse, Jr. dated November 28, 2014. †
10.85	Loan Amendment between the Company and Gregory Harrison dated November 28, 2014. †
10.86	Loan Amendment between the Company and Florance Accountancy Corp. dated November 28, 2014. †
10.87	Loan Amendment between the Company and Eric Fronk dated November 28, 2014. †
10.88	Secured Convertible Promissory Agreement between the Company and Greggory Haugen dated December 3, 2014. †

21.1	Subsidiary of the Registrant †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan
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

LOCATION BASED TECHNOLOGIES, INC.

Dated: January 13, 2015	By:	/s/ David M. Morse
David M. Morse
President and Chief Executive Officer

Dated: January 13, 2015	By:	/s/ Gregory Andrews
Gregory Andrews
Chief Financial Officer