Form 10-Q
period 2015-02-28
Location Based Technologies, Inc.
filed 2015-04-10
CIK 1383196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended February 28, 2015.

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

As of April 13, 2015, there were 277,530,645 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

February 28, 2015 and August 31, 2014

(Unaudited)

	February 28,	August 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$237,099	$146,200
Accounts receivable, net of allowances	97,243	78,422
Inventory, net of reserves	749,806	793,332
Prepaid expenses and other assets	21,272	45,062
Deferred financing costs	-	5,506

Total current assets	1,105,420	1,068,522

Property and equipment, net of accumulated depreciation	38,377	65,817

OTHER ASSETS
Intangible assets, net of accumulated amortization	562,441	596,977
Inventory, net of reserves	513,084	565,146
Deposits	30,000	30,000

Total other assets	1,105,525	1,192,123

TOTAL ASSETS	$2,249,322	$2,326,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

February 28, 2015 and August 31, 2014

(Unaudited)

	February 28,	August 31,
	2015	2014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible demand notes payable and accrued interest	$28,960	$30,163
Related party convertible demand notes payable and accrued interest	1,245,316	1,192,187
Accounts payable and accrued expenses	1,812,367	1,865,282
Deferred compensation	281,844	261,814
Deferred revenue	8,127	29,691
Advances from officer and accrued interest	111,038	106,872
Convertible term notes payable and accrued interest, net of unamortized discounts	5,103,916	3,100,361
Related party convertible term notes payable and accrued interest, net of unamortized discounts	2,735,995	106,986
Current portion of term loans and accrued interest	1,155,918	1,618,462
Derivative liabilities	601,627	-

Total current liabilities	13,085,108	8,311,818

Convertible term notes payable	-	843,787
Related party convertible term notes payable and accrued interest, net of unamortized discounts	1,068,711	2,820,106
Term loans	125,000	333,333

TOTAL LIABILITIES	14,278,819	12,309,044

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 277,530,645 and 241,095,488 shares issued and outstanding at February 28, 2015 and August 31, 2014, respectively	277,531	241,096
Additional paid-in capital	50,921,523	51,036,456
Prepaid services paid in common stock	-	(48,225)
Accumulated deficit	(63,228,551)	(61,211,909)

Total stockholders' equity (deficit)	(12,029,497)	(9,982,582)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,249,322	$2,326,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2015 and 2014

(Unaudited)

	For the three months ended		For the six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

Net revenue
Devices	$149,295	$107,582	$362,330	$350,973
Services	280,631	233,509	593,598	398,922

Total net revenue	429,926	341,091	955,928	749,895

Cost of revenue
Devices	106,122	92,152	256,515	235,969
Services	134,888	255,253	316,561	493,243

Total cost of revenue	241,010	347,405	573,076	729,212

Gross profit (loss)	188,916	(6,314)	382,852	20,683

Operating expenses
General and administrative	258,595	290,576	536,458	1,019,210
Officer compensation	112,500	233,059	225,000	479,746
Professional fees	130,313	174,465	364,120	548,958
Rent	5,003	19,202	24,743	38,405
Research and development	-	9,790	125,000	99,548
Salaries and wages	208,860	61,243	298,300	109,822

Total operating expenses	715,271	788,335	1,573,621	2,295,689

Net operating loss	(526,355)	(794,649)	(1,190,769)	(2,275,006)

Other income (expense)
Financing costs	(50,585)	(105,000)	(181,085)	(253,880)
Amortization of beneficial conversion feature	-	(28,301)	-	(60,948)
Amortization of deferred financing costs	-	(90,523)	(5,506)	(108,350)
Amortization of debt discount	(51,609)	(106,264)	(103,217)	(205,170)
Interest expense, net	(276,773)	(168,146)	(536,024)	(321,436)
Gain on debt settlement	-	-	-	886,548
Loss on asset disposals	-	(49,000)	-	(48,431)
Foreign currency gain (loss), net	3	(470)	(41)	(470)

Total other income (expense)	(378,964)	(547,704)	(825,873)	(112,137)

Net loss before income taxes	(905,319)	(1,342,353)	(2,016,642)	(2,387,143)

Provision for income taxes	-	-	-	800

Net Loss	$(905,319)	$(1,342,353)	$(2,016,642)	$(2,387,943)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2015 and 2014

(Unaudited)

	For the three months ended		For the six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

Basic and Diluted - Earnings (loss) Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and Diluted - Weighted Average Number of Shares Outstanding	265,330,116	216,584,974	257,266,813	214,133,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2015 and 2014

(Unaudited)

	For the six months ended
	February 28,	February 28,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(2,016,642)	$(2,387,943)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on asset disposal	-	49,000
Gain on sale of trademark	-	(569)
Gain on debt settlement	-	(886,548)
Provision for doubtful accounts and sales returns	(16,500)	1,000
Provision for inventory reserve	(129,609)	(330)
Depreciation and amortization	65,059	61,306
Amortization of beneficial conversion feature	-	60,948
Amortization of deferred financing costs	5,506	108,350
Amortization of prepaid services paid in common stock	48,225	239,169
Amortization of debt discount	103,217	205,170
Common stock issued for services and financing costs	44,281	88,670
Stock options issued for services	81,576	33,132
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,321)	41,501
(Increase) decrease in inventory	225,197	6,986
(Increase) decrease in prepaid expenses and other assets	23,790	(17,099)
Increase (decrease) in accounts payable and accrued expenses	81,557	317,643
Increase (decrease) in accrued officer compensation	20,030	21,691
Increase (decrease) in deferred revenue	(21,564)	(8,298)
Increase (decrease) in accrued interest	382,182	267,351

Net cash used in operating activities	(1,106,016)	(1,798,870)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,083)	(49,467)
Proceeds from sale of trademark	-	7,500

Net cash used in investing activities	(3,083)	(41,967)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	-	(3,825)
Payment on term loans	(397,502)	-
Proceeds from convertible notes payable	950,000	150,000
Proceeds from related party convertible notes payable	650,000	1,100,000
Repayments of related party convertible notes payable	(2,500)	-

Net cash provided by financing activities	1,199,998	1,246,175

Net increase (decrease) in cash and cash equivalents	90,899	(594,662)

Cash and cash equivalents, beginning of period	146,200	680,914

Cash and cash equivalents, end of period	$237,099	$86,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2015 and 2014

(Unaudited)

	For the six months ended
	February 28,	February 28,
	2015	2014

Non-Cash Financing Activities:
Issuance of common stock for conversion of debt	$262,800	$-
Issuance of common stock for services and financing costs	$134,472	$312,500
Conversion of accrued compensation into convertible notes payable	$-	$55,500
Conversion of accounts payable into common stock	$-	$315,000
Issuance of warrants for financing costs classified as debt discount	$-	$201,978
Derivative liability for insufficient number of authorized shares	$601,627	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2015, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2014, included in the Company’s report on Form 10-K.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of February 28, 2015, had an accumulated deficit of $63,228,551 and negative working capital of $11,979,688. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of February 28, 2015 and August 31, 2014, the allowance for doubtful accounts amounted to $32,000 and $27,000, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of February 28, 2015 and August 31, 2014, the allowance for sales returns amounted to $5,500 and $27,000, respectively.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lower-of-cost-or-market ("LCM") adjustment against gross inventory values. Management estimates the current selling price of $58.00 as the realizable value of the inventory. Management estimated sales for the next 24 month period based on historical sales data and prospective sales trends and determined that all inventory is expected to be sold in the next two years. Management analyzed and tested certain components that could possibly become obsolete and determined that the useful life exceeded the two year estimate to sell the inventory. In addition, a portion of the components inventory, net of the LCM valuation reserve, totaling $513,084 is classified as a noncurrent asset at February 28, 2015 (see Note 3).

Deferred Revenue

Deferred revenue is a liability related to revenue producing activity for which revenue has not yet been recognized. As of February 28, 2015 and August 31, 2014, deferred revenue amounted to $8,127 and $29,961, respectively, and consisted of prepaid service revenue from subscribers.

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended February 28, 2015 and 2014, the Company incurred $4,590 and $0 of advertising costs, respectively. For the six months ended February 28, 2015 and 2014, the Company incurred $18,682 and $466,612 of advertising costs, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Liabilities

During the six months ended February 28, 2015, the Company issued additional convertible notes and common stock for the conversion of debt. The Company has determined that there are no longer sufficient authorized shares to satisfy outstanding warrants, option agreements and convertible notes if all such agreements were to be exercised or noteholders elected to convert. Accordingly, the Company recognized this as a derivative liability and recorded such liability $601,627 and a reduction to additional paid-in-capital using the Black-Scholes valuation method to estimate the fair value of the derivative liability as of February 28, 2015. The Company used a weighted average risk free interest rate of 2.0%, an expected life of .88 years, an annual volatility of 727% and no dividends to determine the value of the derivative liability.

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

	February 28,	August 31,
	2015	2014

Warrants	17,684,022	17,956,715
Stock options	3,495,163	3,025,000
Convertible notes payable	58,568,438	40,564,550
Dilutive potential common shares	79,747,623	61,546,265

3.	INVENTORY

Inventory at February 28, 2015 and August 31, 2014 consisted of the following:

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

3.	INVENTORY (Continued)

	February 28,	August 31,
	2015	2014
Current:
Finished goods	$792,823	$1,016,876
Device Components	515,423	419,681
Inventory valuation reserve	(558,441)	(643,225)
Inventories, current	$749,805	$793,332

Noncurrent:
Device components	$954,837	$1,051,722
Inventory valuation reserve for components	(441,753)	(486,576)
Inventories, noncurrent	$513,084	$565,146

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components within the next year. The Company recently signed a new distribution agreement to sell product in Mexico and now expects that it will take approximately four months to sell finished goods inventory on hand at February 28, 2015. Following the sale of all finished goods inventory, components inventory will be utilized to manufacture additional devices that are expected to be sold in year 1 and 2. Inventories totaling $954,837 which may not be realized within a 12-month period have been reclassified as long-term as of February 28, 2015.

4.	RELATED PARTY TRANSACTIONS

Advances from Officer

During the six months ended February 28, 2015 and 2014, there were advances from our Chief Development Officer totaling $0 and $151,000, respectively; and repayments totaling $0 and $154,824, respectively. As of February 28, 2015, there was $105,000 of outstanding advances and $6,038 of related accrued interest.

SkyBell Technologies, Inc.

The Company occupies office space at a facility leased by SkyBell Technologies, Inc. (“SkyBell”). In addition, the Company outsources its customer service to SkyBell under a month to month contract that commenced in February 2014. SkyBell is owned and operated by Joseph Scalisi, Chief Development Officer, and Desiree Mejia, Chief Operating Officer. During the three months ended February 28, 2015, the Company incurred $15,355 in costs related to these services. During the six months ended February 28, 2015, the Company incurred $65,162 in costs related to these services.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

4.	RELATED PARTY TRANSACTIONS (Continued)

Accounts Payable and Accrued Expenses

Amounts payable to related parties totaled $696,883 and $471,979 as of February 28, 2015 and August 31, 2014, respectively.

5.	DEBT

New Debt Issuances

The following debt was issued during the six months ended February 28, 2015:

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

5.	DEBT (Continued)

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

On January 7, 2015, the Company entered into a convertible promissory note for $50,000 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, or 50% of the Company’s closing stock price at any time after April 15, 2015, upon written notice. The note is due on January 7, 2017 and is secured by all assets of the Company.

On February 3, 2015, the Company entered into a convertible promissory note for $50,000 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, or 50% of the Company’s closing stock price at any time after April 15, 2015, upon written notice. The note is due on February 3, 2017 and is secured by all assets of the Company.

Debt Amendments

The following debt amendments were executed during the six months ended February 28, 2015:

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

5.	DEBT (Continued)

On February 27, 2015, the Company amended two secured promissory note payable with a board member totaling $1,400,000 to allow the Lender at the Maturity Date, or during any time after April 15, 2015, the right, but not the obligation, to convert these Notes into shares of the Company’s common stock at a price equal to the lower of $0.20 per share or 50% of the closing stock price on the day after the Company is given notice of the conversion by the Lender (the “Conversion Price”).

Principal Repayments

As of February 28, 2015, the principal maturities of the convertible notes payable and related party convertible notes payable are as follows:

For the Years Ending:

February 28, 2016	$8,066,939
February 29, 2017	1,026,500

Total	$9,093,439

6.	LINE OF CREDIT AND TERM LOANS

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

In connection with the Loan Agreement, the Company entered into a Financing Agreement and Loan Guarantor Agreement with a board member to personally guarantee the Loan Agreement. As compensation for the guarantee under the Financing Agreement, the guarantor is entitled to payment of $5,000 per month, plus Two Percent (2%) of the outstanding balance of the SVB loan balance (“guarantee fee”), payable in cash or shares of the Company’s common stock at the guarantor’s option. As of February 28, 2015, the Company’s accounts payable and accrued expenses included $528,000 in guarantee fees owed to the board member.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

6.	LINE OF CREDIT AND TERM LOANS (Continued)

As of February 28, 2015, the outstanding balance on the line of credit and accrued interest totaled $625,000 and $7,508, respectively. Of the total amount of principal and interest due on the line of credit, $507,508 has been included in the current portion of term loans and accrued interest on the balance sheet as of February 28, 2015 and the balance of $125,000 in the non-current portion of term loans.

JMJ Notes Payable

As of February 28, 2015, the outstanding balance on the notes payable and accrued interest totaled $648,412 and $0, respectively. The total amount has been included in the current portion of term loans and accrued interest on the balance sheet as of February 28, 2015.

7.	EQUITY

Common Stock

The Company issued 375,000 shares of common stock to three members of the board of directors in exchange for six months of service during the six months ended February 28, 2015. The shares were valued at $3,338, which represents the fair market value of the shares provided on the award date.

The Company issued 1,359,254 shares of common stock in connection with note payable maturity date extensions during the six months ended February 28, 2015. The shares were valued at $81,555, which represents the fair market value of the shares issued on the award date of March 2014.

The Company issued 30,750,903 shares of common stock for the conversion of debt amounting to $262,800 during the six months ended February 28, 2015.

The Company issued 3,950,000 shares of common stock to consultants in exchange for various advisory services during the six months February 28, 2015. The shares were valued at $40,943, which represents the fair market value of the shares provided on the award date.

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

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

8.	PROVISION FOR INCOME TAXES (Continued)

The components of the Company’s deferred tax asset as of February 28, 2015 and August 31, 2014 are as follows:

	February 28,	August 31,
	2015	2014
Net operating loss carry forward and deductible temporary differences	$21,649,179	$20,880,437
Valuation allowance	(21,649,179)	(20,880,437)

Net deferred tax asset	$-	$-

As of February 28, 2015, the Company had federal and state net operating loss carryforwards of approximately $54,353,953 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2033.

As of February 28, 2015 no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2012 and by state taxing authorities for tax years prior to 2012.

9.	SUBSEQUENT EVENTS

On March 9, 2015, the Company entered into a convertible promissory note for $300,000 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, or 50% of the Company’s closing stock price at any time after April 15, 2015, upon written notice. The note is due on March 9, 2017 and is secured by all assets of the Company.

On April 6, 2015, the Company entered into a convertible promissory note for $50,000 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, or 50% of the Company’s closing stock price at any time after April 15, 2015, upon written notice. The note is due on April 6, 2017 and is secured by all assets of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements of our intentions, hopes, beliefs, expectations, strategies, and predictions with respect to future activities or other future events or conditions. These statements are usually identified by the use of words such as “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “should,” “could,” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined in this report, that may cause our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, express or implied by these forward-looking statements.

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

Our Business.  The company is doing business in one of the fastest growing and dynamic industries that exists today - the Internet-of-Things (“IoT”). The Internet has changed so many aspects of our lives and the marriage of GPS location devices with Internet and mobile Internet access for easy to use data display is bringing exciting new capabilities to businesses and families. LBT sells commercial and consumer wearable GPS tracking solutions that enhance the way people and things stay connected within our highly mobile society. LBT’s products and services provide data intended to enhance safety, security, connectivity, operational savings, and coordination of mobile assets and enhanced managerial or parental decisions. Our devices operate on the worldwide GSM network and therefore work on most of the wireless networks around the world. Our consumer products are primarily used to track any portable asset (powered or unpowered), vehicles, pets, and people. Our commercial products are available to businesses of all sizes and governmental organizations that need to track vehicles, mobile equipment, portable assets and workers.

Consumer products are sold under the PocketFinder brand and include applications for children, seniors, pets and vehicles. All PocketFinder products display user information regarding device location (longitude, latitude), altitude, heading or direction, speed and 60 days of location or “breadcrumb” tracking history. Users can also set alerts that will trigger an email, text or push notification to notify them when their device exceeds a pre-determined parameter such as speed, battery life or entry/exit of a geo-zone.

PocketFinder and PocketFinder Personal/Pet or luggage devices are small (roughly 2 inches in diameter), rugged and waterproof devices that are ideal for tracking or locating any mobile asset (person, pet or valuable item) at any time from almost anywhere outdoors. These devices use the Assisted Global Positioning System (“A-GPS”) network to acquire location data and transmit data over the global GSM wireless network.

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

Commercial customers can access their account by logging in through our LBT corporate website (www.locationbasedtech.com) which is optimized for web browsing, or through our App, which is native to the iPhone, iPad and Android phone. The commercial user-interface features enhanced backend services that include additional reporting features and zone capabilities.

We generate revenue through product sales and monthly subscription service fees. Currently, PocketFinder consumers in the US and Canada pay a monthly service fee of $12.95 per month with no contract, while commercial customers in the US and Canada typically pay $15.95 per month.

All of our devices are made in the USA and come standard with an AT&T SIM card, which enables them to roam internationally on the AT&T network or one of AT&T’s roaming partners’ networks. Roaming charges can be up to $29.95 per month.

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

Our current hardware development will enhance the indoor tracking capability of a new 3G PocketFinder device. This new miniaturized dual Iridium/GSM device is currently in the final stages of building prototypes, testing and certification before market entry. Having a 3G consumer device will enable the Company to sell PocketFinder Personal Locator and PocketFinder Pet devices into territories that predominately operate on the 3G network, like Canada and Australia. New Wi-Fi capability will significantly improve indoor location accuracy and greatly reduce “false alert” reports that result from relying on GPS capability only. This will be particularly beneficial to the child and pet markets.

We will continue to invest in our research and development efforts for the foreseeable future.

Consumer Sales Channels.  In the US, our PocketFinder family of products can be found at the following online locations: Amazon.com, Walmart.com, Bestbuy.com/Future Shop (Canada), New Egg, our www.pocketfinder.com website and numerous affiliate marketing websites. LBT is working with a global distributor in the US that will significantly expand our retail footprint with our new 3G PocketFinder product.

With the introduction of our 3G vehicle tracker devices, LBT has launched a new and innovative Auto Dealership Reseller Program in North America in 2015 focused on increasing installations at the time of new and pre-owned vehicle sales. LBT has found solid interest in the US and, most recently, in Mexico. The program consists of a new auto-dealer portal to enable resellers to create user accounts and to activate the GPS tracker devices. New sales people will be added in second quarter, 2015 to focus on sales in this new market segment.

Internationally, our devices are being sold and marketed in Mexico, United Kingdom (“UK”), other European Union countries, Colombia and Ecuador. The Company has recently entered an agreement with a leading distributor in Mexico with initial orders received and product expected to be shipped in the Company’s fiscal third quarter. These sales are anticipated to generate significant device and service revenues in 2015 through both online and major retail partners. The Company may pursue a similar expansion strategy in Europe based on recent interest with distribution partners in UK, Germany and The Netherlands. In the UK, LBT has partnered with EE (the largest mobile-to-mobile telecommunications company in the UK). Recent reports show Europe at the forefront of M2M (“Machine-to-Machine”) or the adoption of “Internet-of-things” applications with revenues from M2M services market wide expected to grow at a compounded annual rate of 33% through 2016 in a selection of European markets, including Germany, France, Poland, Russia, Sweden and the UK. These are the findings of new research from Frost & Sullivan, which predicts that the number of SIM connections will increase to 75 million in 2016, with the UK emerging as the biggest market and Germany a close second. LBT is currently negotiating with an interested European distributor, but has not yet signed an agreement.

 Commercial Sales Channels.  Our Auto Dealer Program will significantly strengthen our commercial sales and augment our ongoing business sales during calendar 2015. Given our refocus and unexpected delays with our Tennessee based reseller, the Company has not been able to penetrate the utility market thus far. We have completed the integration of Oak Ridge National Laboratory’s technology that provides real-time status of the electric grid and critical energy sectors along with real-time severe weather condition tracking. The system, called VERDE (Visualizing Energy Resources Dynamically on the Earth), enables decision-makers to respond swiftly to major power disruptions. VERDE, which combines the display capabilities of Google Earth with analysis and modeling components, significantly enhances situational awareness and speeds recovery times from power outages and other utility interruptions. We expect to begin sales of the feature to public utilities (power, water and telecom) through our existing or other resale partners. The Company will evaluate expansion of this new capability for “fit” to specific commercial and other first responder agencies throughout the US.

LBT has launched commercial sales in Australia with Pacific-Asia partner, Finda, through the Australian Warranty Network service provider this month. Finda is gaining acceptance of LBT devices in multiple applications for both consumer and commercial customers in Australia and New Zealand.

Our Intellectual Property Investment.  LBT retained the well-established Washington D.C. firm of Hunton & Williams to assist in the generation of additional revenues through licensing our intellectual property and potential sale of LBT’s patents.

We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications. We have filed claims that cover many aspects of our devices, its operating system and user interface. Our intellectual property portfolio includes 39 issued US patents, 2 pending US patents, 2 issued foreign patents, 3 pending foreign patents, 6 PCT filings, 16 registered trademarks and 4 Madrid protocol trademark cases.

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

Our 2015 marketing initiatives include:

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

●     Monthly subscription service fees

Our Growth Strategy.  Our objective is to become a premier provider of personal and asset location services in the Location Based Services consumer and commercial markets.

We subdivide the commercial market into three categories: small/midsize businesses, (including the strategic utility company market), enterprise businesses and governmental organizations (including the US military). We are focused on the small/midsize business segment through channel sales efforts. The enterprise businesses and military segments are far more difficult to penetrate because they tend to require long sales cycles and rigorous testing but, once approved, tend to be good long-term partners. We expect that as we continue to gain traction with large, reputable institutions, their peers will continue to seek us out.

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

In related markets, GPS devices have become widely used for automotive and marine applications where line-of-sight to GPS satellites is not a significant issue. Manufacturers such as Garmin, Navman, Magellan, TomTom, Pharos, NovAtel and DeLorne are finding market interested in using these products for both business and leisure purposes. As a result, use of GPS technology in devices such as chart plotters, fitness and training devices, fish finders, laptop computers, and personal digital assistant (“PDA”) location devices are gaining significant market acceptance and commercialization. Prices range from $100 to several thousand dollars. We expect that increasing consumer demand in these markets will drive additional applications and lower price points.

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

Employees and Outsourced Assistance. We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support. Mr. Morse, our President and Chief Executive Officer, Ms. Mejia, our Chief Operating Officer, Mr. Scalisi, our Chief Development Officer, Mr. Dan Hogan, our VP of Marketing, and Mr. Dave Morse, Jr., as VP of Customer Service, constitute the employee senior leadership team for the Company. Ms. Tina Florance, Controller, and Mr. Gregory Andrews, CFO, are key contributors of the leadership team and contracted with the Company. Mr. Scalisi, our Chief Development Officer, has recently been sharing his time with other ventures that may continue for the foreseeable future. Ms. Mejia and Mr. Scalisi are also active with another privately held corporation. LBT’s Board has determined that their obligations to the outside organization do not conflict with their duties or responsibilities at LBT. The Board further determined that the outside business is not competitive with LBT, nor is it a corporate opportunity that LBT intends to pursue. Since its inception, LBT has used an extended workforce concept which includes outsourcing partners and vendors, and using a contingent workforce (consultants, part-time /interim executives and temporary workers) and strategic partners to stay competitive in the marketplace. We do not see this as a trend. We will continue to use this model for the foreseeable future with an eye to reduce corporate overhead and expenses.

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

RESULTS OF OPERATIONS

For the quarter ended February 28, 2015 compared to the quarter ended February 28, 2014.

●

Total paid monthly users (defined as the total number of users that paid a minimum of $12.95 for a month of service) exceeded 21,500, an increase of 20% compared to the three months ended February 28, 2014;

●	Monthly service income averaged $93,500 per month;
●	Service income exceeded break-even levels generating a positive 52% gross margin compared to a negative 9% for the three months ended February 28, 2014; and
●	Total revenues for the quarter were 26% higher than 2014.

Revenue.  For the three months ended February 28, 2015, the Company generated $429,926 of net revenue compared to $341,091 of net revenue for the three months ended February 28, 2014. The 26% increase in total revenue was due to the following:

●

Device revenue – For the three months ended February 28, 2015, we generated $149,295 of net device revenue compared to $107,582 for the three months ended February 28, 2014. The 39% increase in net device revenue consists of the following:

o

Increase in revenue of $52,396 (+211%) for the three months ended February 28, 2015 compared to the three months ended February 28, 2014 from the sale of PocketFinder Personal devices. During the three months ended February 28, 2015 the Company sold 779 more devices, an increase of 537%, compared to the three months ended February 28, 2014. The increase is due to an increase in business from certain internet retailers and addition of new channel partners. The Company continues to align with more established national retailers that can deliver more sustainable resale volumes and pricing. The Company expects sales of the PocketFinder Personal devices to improve in Q3 2015 from better relationships with current channel partners, coupled with promotions in key online accounts; and

o

Decrease in revenue of $523 (-1%) for the three months ended February 28, 2015 compared to the three months ended February 28, 2014 from the sale of the PocketFinder Vehicle devices. During the three months ended February 28, 2015, the Company sold 106 fewer units compared to the previous year. The lower unit sales were mostly offset by the sale of the new 3G PocketFinder Vehicle device which were sold at higher prices than the 2G devices which were offered in 2014. The Company expects sales of the PocketFinder Vehicle devices to continue improving with the signing up new dealerships in the newly launched Auto Dealer Program, expansion into Mexico and the Cayman Island and expected introduction of the product in Canada.

●

Service revenue – For the three months ended February 28, 2015, we generated $280,631 of service revenue compared to $233,509 for the three months ended February 28, 2014. The 20% increase in service revenues was due to the following:

o

Increase of approximately 3,639 (+20%) paid monthly users for the three months ended February 28, 2015 compared to February 28, 2014. The Company converted to the new Zuora billing/collections software in Q3 2014 and the total number of paid monthly users increased as a percentage of total active devices during Q1 2015, as additional system functions were activated.

Cost of Revenue.  For the three months ended February 28, 2015, cost of revenue totaled $241,010 resulting in a gross margin of $188,916 compared to a negative gross margin of $6,314 for the three months ended February 28, 2014. The gross margin of 44% for the three months ended February 28, 2015 improved from a negative 2% in the three months ended February 28, 2014, due to the following:

●

Devices – For the three months ended February 28, 2015, cost of sales for devices was $106,122 compared to $92,152 for the three months ended February 28, 2014. The gross margin on devices of 29% for the current year was higher than the gross margin for the three months ended February 28, 2014 due to the following:

o

Increase in number of units sold from approximately 548 in the three months ended February 28, 2014 compared to 1,195 units in the three months ended February 28, 2015 as the Company saw better sell through of its primary channel partners; and

o	Increase in the amount of credit for inventory valuation reserves from $49,112 in the three months ended February 28, 2015 compared to $330 for the three months ended February 28, 2014.
●

Services – For the three months ended February 28, 2015, the cost of sales for services was $134,888 resulting in a gross margin of $145,743 compared to a negative gross margin of $21,744 for the three months ended February 28, 2014. The gross margin on services of 52% for the three months ended February 28, 2015 represents an improvement from a negative 9% over the three months ended February 28, 2014 due to the following:

o

Increase of approximately 3,639 (+20%) paid monthly users for the three months ended February 28, 2015 compared to February 28, 2014 as the number of paid monthly users exceeded break-even levels in Q3 2014. Exceeding break-even will enable gross margins from service revenues to accelerate in future periods as most costs related to service revenue are fixed in nature. The average number of paid monthly users per month during Q2 2015 was approximately 7,223 compared to approximately 6,011 during Q2 2014, representing a 20% increase;

o

Decrease in the amount AT&T network access fees to $106,016 for the three months ended February 28, 2015 from $173,373 for the three months ended February 28, 2014. The decrease of 39% was due to a reduction in the number of active devices in 2015 as the Company deactivated devices that were no longer being paid by customers or used for demonstration purposes. The average total service and access fee per paid monthly user cost decreased from $9.61 in the three months ended February 28, 2014 to $4.89 for the three months ended February 28, 2015, representing a 49% reduction in per subscriber cost; and

o

Decrease in costs associated with the support center operations of $8,884 for the three months ended February 28, 2015 compared to the three months ended February 28, 2014. In Q2 2014 the Company terminated its outsourcing contract for its support center operations and brought operations of the support center in-house, resulting in a savings of approximately 14% for the three months ended February 28, 2015 compared to the three months ended February 28, 2014.

Operating Expenses.  For the three months ended February 28, 2015, our total operating expenses were $715,271 compared to total operating expenses of $788,385 for the three months ended February 28, 2014.  Operating expenses decreased by $73,604 or 9% in 2015 from 2014.  The decrease in operating expenses is primarily attributed to the following fluctuations:

●

A $31,981 decrease in general and administrative expenses to $258,595 for the three months ended February 28, 2015, compared to $290,576 for the three months ended February 28, 2014.  The decrease in general and administrative expenses in fiscal 2015 compared to fiscal 2014 is due to the following:

o	Decrease of $52,500 in fees paid to Board of Directors; and

o	Increase of $23,296 in costs related to the website development for the new auto dealer program.

●

A $120,559 decrease in officer compensation to $112,500 for the three months ended February 28, 2015, compared to $233,059 for the three months ended February 28, 2014 due to the replacement of one officer (Chief Marketing Officer) with a non-officer, elimination of a full-time Chief Legal Officer and the outsourcing of the Chief Financial Officer duties in fiscal 2015 compared to fiscal 2014;

●

A $44,152 decrease in professional fees to $130,313 for the three months ended February 28, 2015, compared to $174,465 for the three months ended February 28, 2014 primarily due to a lower fees related to business development, accounting and capital raising efforts in fiscal 2015 compared to fiscal 2014;

●

A $9,790 decrease in research and development costs to $0 for the three months ended February 28, 2015, compared to $9,790 for the three months ended February 28, 2014 as the Company completed development of the new 3G PocketFinder device in Q1 2015; and

●

A $147,617 increase in salaries and wages to $208,860 for the three months ended February 28, 2015, compared to $61,243 for the three months ended February 28, 2014 due to the addition of one position that was previously held by an officer, higher call center payroll and a higher amount of stock options vesting in fiscal 2015 compared to fiscal 2014.

Other Income/Expenses.  For the three months ended February 28, 2015, we reported net other expenses totaling $378,964 that consisted of financing costs, debt discounts, net interest expense and foreign currency losses compared to net other expense totaling $547,704 for the three months ended February 28, 2014.  The $168,740 decrease in other income/expenses is primarily due to the following:

●

A $54,415 decrease in financing costs to $50,585 for the three months ended February 28, 2015, compared to $105,000 for the three months ended February 28, 2014 due to a decrease in capital raising advisory services;

●

A $28,301 decrease in the amortization of beneficial conversion features on notes payable to $0 for the three months ended February 28, 2015, compared to $28,301 for the three months ended February 28, 2014 as there were no new convertible notes entered into in fiscal 2015 that contained beneficial conversion features;

●

A $90,523 decrease in the amortization of deferred financing costs to $0 for the three months ended February 28, 2015, compared to $90,523 for the three months ended February 28, 2014 as there was were no new notes payable issued with common stock resulting in deferred financing costs in fiscal 2015;

●

A $54,655 decrease in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $51,609 for the three months ended February 28, 2015, compared to $106,264 for the three months ended February 28, 2014 as there were fewer warrants issuances during the three months ended February 28, 2015.

●

A $108,627 increase in interest expense to $276,773 for the three months ended February 28, 2015, compared to $168,146 for the three months ended February 28, 2014 as there was approximately $10.4 million in notes payable at February 28, 2015 as compared to $8.9 million in notes payable at February 28, 2014; and

●	A loss on the disposal of assets in the amount of $49,000 during the three months ended February 28, 2014; whereby, there was no such loss during the three months ended February 28, 2015.

Net Loss.  For the three months ended February 28, 2015, we reported a net loss of $905,319 compared to a net loss of $1,342,353 for the three months ended February 28, 2014, due to fluctuations in operating and other expenses as previously discussed.

For the six months ended February 28, 2015 compared to the six months ended February 28, 2014.

●

Total paid monthly users (defined as the total number of users that paid a minimum of $12.95 for a month of service) exceeded 45,000, an increase of 49% compared to the six months ended February 28, 2014;

●	Monthly service income averaged $98,500 per month;
●	Service income exceeded break-even levels generating a positive 47% gross margin compared to a negative 24% for the six months ended February 28, 2014; and
●	Total revenues for the quarter were 27% higher than 2014.

Revenue.  For the six months ended February 28, 2015, the Company generated $955,928 of net revenue compared to $749,895 of net revenue for the six months ended February 28, 2014. The 27% increase in total revenue was due to the following:

●

Device revenue – For the six months ended February 28, 2015, we generated $362,330 of net device revenue compared to $350,973 for the six months ended February 28, 2014. The 3% increase in device revenue consists of the following:

o

Increase in revenue of $43,705 (+30%) for the six months ended February 28, 2015 compared to the six months ended February 28, 2014 from the sale of PocketFinder Personal devices. During the six months ended February 28, 2015 the Company sold 466 more devices, an increase of 25%, compared to the six months ended February 28, 2014. The increase is due to reduction in business with certain internet retailers and some price erosion in the channel. The Company continues to align with more established national retailers that can deliver more sustainable resale volumes. The Company expects sales of the PocketFinder Personal devices to improve in Q3 2015 from better relationships with current channel partners, coupled with promotions in key online accounts; and

o

Decrease in revenue of $39,685 (-23%) for the six months ended February 28, 2015 compared to the six months ended February 28, 2014 from the sale of the PocketFinder Vehicle devices. During the six months ended February 28, 2015, the Company sold 597 fewer units compared to the previous year. This decrease is due to the introduction of the new 3G PocketFinder Vehicle device in August 2014 that created some disruption of sales during the model transition. The Company expects sales of the PocketFinder Vehicle devices to improve with the addition of the 3G product, signing up new dealerships in the newly launched Auto Dealer Program, expansion into Mexico and the Cayman Island and expected introduction of the product in Canada.

●

Service revenue - – For the six months ended February 28, 2015, we generated $593,598 of service revenue compared to $398,922 for the six months ended February 28, 2014. The 49% increase in service revenues was due to the following:

o

Increase of approximately 15,033 (+49%) paid monthly users for the six months ended February 28, 2015 compared to February 28, 2014. The Company converted to the new Zuora billing/collections software in Q3 2014 and the total number of paid monthly users increased as a percentage of total active devices during Q1 2015, as additional system functions were activated.

Cost of Revenue.  For the six months ended February 28, 2015, cost of revenue totaled $573,076 resulting in a gross margin of $382,852 compared to $20,683 for the six months ended February 28, 2014. The gross margin of 40% for the six months ended February 28, 2015 improved from 3% in the six months ended February 28, 2014, due to the following:

●

Devices – For the six months ended February 28, 2015, cost of sales for devices was $256,515 compared to $235,969 for the six months ended February 28, 2014. The gross margin on devices of 29% for the current year was lower than the gross margin for the six months ended February 28, 2014 due to the following:

o

Decrease in number of units sold from approximately 3,179 in the six months ended February 28, 2014 compared to 2,968 units in the six months ended February 28, 2015 as the Company saw greater competition from competitors continuing to sell 2G devices resulting in a slowdown in unit sales to commercial market; and

o

Decrease in the amount of favorable physical inventory adjustments totaling $186,167 in the six months ended February 28, 2014 compared to the amount of credit for inventory reserves totaling $129,608 for the six months ended February 28, 2015. Excluding the effects of the physical inventory adjustments and credit for inventory valuation reserves, gross margin on devices would have been negative 7% and negative 20% for the six months ended February 28, 2015 and 2014, respectively.

●

Services – For the six months ended February 28, 2015, the cost of sales for services was $316,561 resulting in a gross margin of $277,037 compared to a negative gross margin of $94,321 for the six months ended February 28, 2014. The gross margin on services of 47% for the six months ended February 28, 2015 represents an improvement from a negative 24% over the six months ended February 28, 2014 due to the following:

o

Increase of approximately 15,033 (+49%) paid monthly users for the six months ended February 28, 2015 compared to February 28, 2014 as the number of paid monthly users exceeded break-even levels in Q3 2014. Exceeding break-even will enable gross margins from service revenues to accelerate in future periods as most costs related to service revenue are fixed in nature. The average number of paid monthly users per month during the first six months of 2015 was approximately 7,640 compared to approximately 5,134 during the first six months of 2014, representing a 49% increase;

o

Decrease in the amount AT&T network access fees to $219,034 for the six months ended February 28, 2015 compared to $333,558 for the six months ended February 28, 2014. The decrease of 34% was due to a reduction in the number of active devices in 2015 as the Company deactivated devices that were no longer being paid for by customers or used for demonstration purposes. The average total service and access fee per paid monthly user cost decreased from $10.83 in the six months ended February 28, 2014 to $4.78 for the six months ended February 28, 2015, representing a 56% reduction in per subscriber cost; and

o

Decrease in costs associated with the call center operations of $20,276 for the six months ended February 28, 2015 compared to the six months ended February 28, 2014. In Q2 2014 the Company terminated its outsourcing contract for its call center operations and brought operations of the call center in-house, resulting in a savings of approximately 16% for the six months ended February 28, 2015 compared to the six months ended February 28, 2014.

Operating Expenses.  For the six months ended February 28, 2015, our total operating expenses were $1,573,621 compared to total operating expenses of $2,295,689 for the six months ended February 28, 2014.  Operating expenses decreased by $722,068 or 31% in 2015 from 2014.  The decrease in operating expenses is primarily attributed to the following fluctuations:

●

A $482,752 decrease in general and administrative expenses to $536,458 for the six months ended February 28, 2015, compared to $1,019,210 for the six months ended February 28, 2014.  The decrease in general and administrative expenses in fiscal 2015 compared to fiscal 2014 is due to the following:

o	Decrease of $440,000 in advertising fees related to NASCAR sponsorship in 2014;
o	Decrease of $52,500 in fees paid to Board of Directors; and
o	Increase of $40,645 in costs related to the website development for the new auto dealer program.

●

A $254,746 decrease in officer compensation to $225,000 for the six months ended February 28, 2015, compared to $479,746 for the six months ended February 28, 2014 due to the replacement of one officer (Chief Marketing Officer) with a non-officer, elimination of a full-time Chief Legal Officer and the outsourcing of the Chief Financial Officer duties in fiscal 2015 compared to fiscal 2014 ;

●

A $184,838 decrease in professional fees to $364,120 for the six months ended February 28, 2015, compared to $548,958 for the six months ended February 28, 2014 primarily due to a lower fees related to business development, accounting and capital raising efforts in fiscal 2015 compared to fiscal 2014;

●

A $25,452 increase in research and development costs to $125,000 for the six months ended February 28, 2015, compared to $99,548 for the six months ended February 28, 2014 as the Company commenced development on the new 3G PocketFinder device; and

●

A $188,478 increase in salaries and wages to $298,300 for the six months ended February 28, 2015, compared to $109,822 for the six months ended February 28, 2014 due to the addition of one position that was previously held by an officer, higher call center payroll and a higher amount of stock options vesting in fiscal 2015 compared to fiscal 2014.

Other Income/Expenses.  For the six months ended February 28, 2015, we reported net other expenses totaling $825,873 that consisted of financing costs, deferred financing costs, debt discounts, net interest expense and foreign currency losses compared to net other expenses totaling $112,137 for the six months ended February 28, 2014.  The $713,736 increase in other income/expenses is primarily due to the following:

●

A $72,795 decrease in financing costs to $181,085 for the six months ended February 28, 2015, compared to $253,880 for the six months ended February 28, 2014 due to a decrease in capital raising advisory services;

●

A $60,948 decrease in the amortization of beneficial conversion features on notes payable to $0 for the six months ended February 28, 2015, compared to $60,948 for the six months ended February 28, 2014 as there were no new convertible notes entered into in fiscal 2015 that contained beneficial conversion features;

●

A $102,844 decrease in the amortization of deferred financing costs to $5,506 for the six months ended February 28, 2015, compared to $108,350 for the six months ended February 28, 2014 as there were no new notes payable issued with common stock resulting in deferred financing costs in fiscal 2015;

●

A $101,953 decrease in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $103,217 for the six months ended February 28, 2015, compared to $205,170 for the six months ended February 28, 2014 as there were fewer warrant issuances during the six months ended February 28, 2014;

●

A $214,588 increase in interest expense to $536,024 for the six months ended February 28, 2015, compared to $321,436 for the six months ended February 28, 2014 as there was approximately $10.4 million in notes payable at February 28, 2015 as compared to $8.9 million in notes payable at February 28, 2014; and

●

The recognition of a $886,548 gain in connection with the JMJ debt settlement during the six months ended February 28, 2014; whereby, there was no such debt settlement during the six months ended February 28, 2015.

Net Loss.  For the six months ended February 28, 2015, we reported a net loss of $2,016,642 compared to a net loss of $2,387,943 for the six months ended February 28, 2014, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $237,099 as of February 28, 2015, compared to $146,200 as of August 31, 2014.

As of February 28, 2015, current assets totaled $1,105,420 compared to $1,068,522 as of August 31, 2014 and consisted of cash, accounts receivable, inventory, prepaid expenses and other assets. The increase at February 28, 2015, from August 31, 2014 is primarily due to an increase of cash.

As of February 28, 2015, current liabilities totaled $13,085,108 compared to $8,311,818 as of August 31, 2014 and consisted of accounts payable and accrued expenses, deferred compensation, deferred revenue, advances from officer, derivative liabilities, convertible notes payable and accrued interest. The increase at February 28, 2015, is due to the issuance of additional convertible notes payable, reclassification of convertible notes payable from long-term to current, increase in derivative liabilities and the repayment of term loans during the six months ended February 28, 2015.

As at February 28, 2015, the Company had a working capital deficit of $11,979,688 compared with a working capital deficit of $7,243,296 as of August 31, 2014.

Cash Flows from Operating Activities. During the six months ended February 28, 2015, the Company used cash for operating activities in the amount of $1,106,016 compared with $1,798,870 for the quarter ended February 28, 2014.  The decrease in the cash used for operating activities was primarily attributed to the $886,548 adjustment for the gain on debt settlement to reconcile the net loss to net cash used in operating activities during the six months ended February 28, 2014.

Cash Flows From Investing Activities. During the six months ended February 28, 2015, the Company used $3,083 of cash for investing compared with $41,967 for the six months ended February 28, 2014.  The decrease in the cash used for investing operating activities was attributed to fewer capital expenditures during the six months ended February 28, 2015 compared to the six months ended February 28, 2014.

Cash Flows from Financing Activities. During the six months ended February 28, 2015, the Company received $1,600,000 in cash from financing activities related to the issuance of convertible promissory notes and made principal payments of $662,800 on term loans and demand notes payable. During the quarter ended February 28, 2014, the Company received $1,250,000 from the issuance of convertible promissory notes. Demand convertible notes payable totaling $1,140,487 are unsecured, bear interest at 10% per annum, and are to repaid out of future operating cash flow. Current convertible notes payable totaling $6,926,452 and bear interest at 8%-36% per annum, and are to be repaid out of future operating cash flow. Long-term convertible promissory notes totaling $1,026,500 are secured, bear interest at 10% per annum with due dates ranging from March 5, 2016 to February 3, 2017 and are to be repaid out of future operating cash flow.

Going Concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

CASH REQUIREMENTS

We are a wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail and commercial distribution.  Since our inception, we have generated significant losses.  As of February 28, 2015, we had an accumulated deficit of $63,228,551 and we expect to incur continual losses until sometime in calendar year 2015.

As of February 28, 2015, we had $237,099 in cash and cash-equivalents.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and branding of the PocketFinder family of products.  We also expect to fund any necessary general overhead requirements.

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

Off-Balance Sheet Arrangements

As of February 28, 2015, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2015, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuances for Services Provided

On February 2, 2015, the Company issued 850,000 shares of common stock to consultants in exchange for certain accounting and advisory services valued at $8,500 on the award date.

Common Stock Issuance for Conversion of Debt

On January 6, 2015, the Company issued 9,888,823 shares of common stock in connection with the conversion of debt in the amount of $97,300.

On February 24, 2015, the Company issued 8,100,000 shares of common stock in connection with the conversion of debt in the amount of $81,000.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.*	Document Description
3.1

Articles of Incorporation of Springbank Resources, Inc. (now known as Location Based Technologies, Inc.) (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-139395) filed December 15, 2006).

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).

10.89	Secured Convertible Promissory Note between the Company and Greggory Haugen dated January 6, 2015. †
10.90	Secured Convertible Promissory Note between the Company and Greggory Haugen dated February 3, 2015. †
10.91	Loan Amendment between the Company and Greggory Haugen dated February 27, 2015. †
10.92	Loan Amendment between the Company and Greggory Haugen dated February 27, 2015. †
10.93	Secured Convertible Promissory Note between the Company and Greggory Haugen dated March 9, 2015. †
10.94	Secured Convertible Promissory Note between the Company and Greggory Haugen dated April 6, 2015. †

21.1	Subsidiary of the Registrant †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan
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

LOCATION BASED TECHNOLOGIES, INC.

Dated: April 13, 2015	By:	/s/ David M. Morse
David M. Morse
President and Chief Executive Officer

Dated: April 13, 2015	By:	/s/ Gregory Andrews
Gregory Andrews
Chief Financial Officer