Form 10-Q
period 2015-05-31
Location Based Technologies, Inc.
filed 2015-07-14
CIK 1383196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended May 31, 2015.

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

As of July 14, 2015, there were 277,530,645 shares of the registrant’s $.001 par value common stock issued and outstanding.

 i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
May 31, 2015 and August 31, 2014
(Unaudited)

	May 31,	August 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$236,994	$146,200
Accounts receivable, net of allowances	188,348	78,422
Inventory, net of reserves	685,034	793,332
Prepaid expenses and other assets	18,940	45,062
Deferred financing costs	-	5,506

Total current assets	1,129,316	1,068,522

Property and equipment, net of accumulated depreciation	34,507	65,817

OTHER ASSETS
Intangible assets, net of accumulated amortization	544,887	596,977
Inventory, net of reserves	368,617	565,146
Deposits	30,000	30,000

Total other assets	943,504	1,192,123

TOTAL ASSETS	$2,107,327	$2,326,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
May 31, 2015 and August 31, 2014
(Unaudited)

	May 31,	August 31,
	2015	2014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Convertible demand notes payable and accrued interest	$29,615	$30,163
Related party convertible demand notes payable and accrued interest	1,273,407	1,192,187
Accounts payable and accrued expenses	1,878,269	1,865,282
Deferred compensation	347,126	261,814
Deferred revenue	2,050	29,691
Advances from officer and accrued interest	113,155	106,872
Convertible term notes payable and accrued interest, net of unamortized discounts	5,217,111	3,100,361
Related party convertible term notes payable and accrued interest, net of unamortized discounts	3,048,815	106,986
Current portion of term loans and accrued interest	1,138,098	1,618,462

Total current liabilities	13,047,646	8,311,818

Convertible term notes payable	-	843,787
Related party convertible term notes payable and accrued interest, net of unamortized discounts	1,285,352	2,820,106
Term loans	-	333,333

TOTAL LIABILITIES	14,332,998	12,309,044

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 450,000,000 shares authorized; 277,530,645 and 241,095,488 shares issued and outstanding at May 31, 2015 and August 31, 2014, respectively	277,531	241,096
Additional paid-in capital	51,539,123	51,036,456
Prepaid services paid in common stock	-	(48,225)
Accumulated deficit	(64,042,325)	(61,211,909)

Total stockholders' equity (deficit)	(12,225,671)	(9,982,582)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,107,327	$2,326,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2015 and 2014
(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31 ,	May 31,
	2015	2014	2015	2014

Net revenue
Devices	$245,762	$216,223	$608,092	$567,196
Services	306,109	238,916	899,707	637,838

Total net revenue	551,871	455,139	1,507,799	1,205,034

Cost of revenue
Devices	247,875	182,960	504,390	418,929
Services	127,306	234,122	443,867	727,365

Total cost of revenue	375,181	417,082	948,257	1,146,294

Gross profit	176,690	38,057	559,542	58,740

Operating expenses
General and administrative	256,625	341,138	793,083	1,360,347
Officer compensation	90,000	142,000	315,000	621,746
Professional fees	100,088	285,717	464,208	834,674
Rent	5,002	19,202	29,745	57,607
Research and development	-	-	125,000	99,548
Salaries and wages	156,284	85,762	454,584	195,585

Total operating expenses	607,999	873,819	2,181,620	3,169,507

Net operating loss	(431,309)	(835,762)	(1,622,078)	(3,110,767)

Other income (expense)
Financing costs	(58,700)	(105,875)	(239,785)	(359,755)
Amortization of beneficial conversion feature	-	(440)	-	(61,388)
Amortization of deferred financing costs	-	(343,805)	(5,506)	(452,155)
Amortization of debt discount	(51,609)	(55,026)	(154,826)	(260,196)
Interest expense, net	(271,331)	(203,554)	(807,355)	(524,991)
Gain on debt settlement	-	-	-	886,548
Loss on asset disposals	-	-	-	(48,431)
Foreign currency gain (loss), net	(25)	-	(66)	(470)

Total other income (expense)	(381,665)	(708,700)	(1,207,538)	(820,838)

Net loss before income taxes	(812,974)	(1,544,462)	(2,829,616)	(3,931,605)

Provision for income taxes	800	-	800	800

Net Loss	$(813,774)	$(1,544,462)	$(2,830,416)	$(3,932,405)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2015 and 2014
(Unaudited)

	For the three months ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014

Basic and Diluted - Earnings (loss) Per Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and Diluted - Weighted Average Number of Shares Outstanding	277,530,645	216,584,974	264,095,650	214,133,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2015 and 2014
(Unaudited)

	For the nine months ended
	May 31,	May 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(2,830,416)	$(3,932,405)
Adjustment to reconcile net loss to net cash used in operating activities:
Loss on asset disposal	-	49,000
Gain on sale of trademark	-	(569)
Gain on debt settlement	-	(886,548)
Provision for doubtful accounts and sales returns	39,000	13,931
Credit for inventory reserve	(227,474)	(86,605)
Depreciation and amortization	86,483	92,336
Amortization of beneficial conversion feature	-	61,388
Amortization of deferred financing costs	5,506	452,155
Amortization of prepaid services paid in common stock	48,225	389,111
Amortization of debt discount	154,826	260,196
Common stock issued for services and financing costs	44,281	161,170
Stock options issued for services	97,549	36,575
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(148,926)	(34,140)
(Increase) decrease in inventory	532,301	246,807
(Increase) decrease in prepaid expenses and other assets	26,122	12,508
Increase (decrease) in accounts payable and accrued expenses	147,459	368,239
Increase (decrease) in accrued officer compensation	85,312	(9,070)
Increase (decrease) in deferred revenue	(27,641)	(3,907)
Increase (decrease) in accrued interest	600,972	420,783

Net cash used in operating activities	(1,366,421)	(2,389,045)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,083)	(76,742)
Proceeds from sale of trademark	-	7,500

Net cash used in investing activities	(3,083)	(69,242)

Cash Flows from Financing Activities
Advances / (repayments) from officers, net	-	(3,825)
Payment on term loans	(537,202)	(18,000)
Proceeds from convertible notes payable	950,000	500,000
Proceeds from related party convertible notes payable	1,050,000	1,450,000
Repayment of related party convertible notes payable	(2,500)	-

Net cash provided by financing activities	1,460,298	1,928,175

Net increase (decrease) in cash and cash equivalents	90,794	(530,112)

Cash and cash equivalents, beginning of period	146,200	680,914

Cash and cash equivalents, end of period	$236,994	$150,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Location Based Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2015 and 2014
(Unaudited)

	For the nine months ended
	May 31,	May 31,
	2015	2014

Non-Cash Financing Activities:
Issuance of common stock for conversion of debt	$262,800	$80,000
Issuance of common stock for services and financing costs	$134,472	$357,330
Conversion of accrued compensation into convertible notes payable	$-	$117,250
Conversion of accounts payable into common stock	$-	$315,000
Issuance of warrants for financing costs classified as debt discount	$-	$213,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to financial statements included in the annual report on Form 10-K of Location Based Technologies, Inc. for the year ended August 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2015, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2014, included in the Company’s report on Form 10-K.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of May 31, 2015, had an accumulated deficit of $64,042,325 and negative working capital of $11,918,330. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of May 31, 2015 and August 31, 2014, the allowance for doubtful accounts amounted to $75,000 and $27,000, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Sales returns

An allowance for sales returns is recorded as a reduction to revenue and based on management’s judgment using historical experience and expectation of future conditions. As of May 31, 2015 and August 31, 2014, the allowance for sales returns amounted to $18,000 and $27,000, respectively.

Inventory

Inventories are valued at the lower of cost (first-in, first-out) or market and primarily consisted of components and finished goods for the Company’s PocketFinder® products. Packaging costs are expensed as incurred. The Company provides for a lower-of-cost-or-market ("LCM") adjustment against gross inventory values. Management estimates the current selling price of $58.00 as the realizable value of the inventory. Management estimated sales for the next 24 month period based on historical sales data and prospective sales trends and determined that all inventory is expected to be sold in the next two years. A portion of the components inventory, net of the LCM valuation reserve, totaling $368,617 is classified as a noncurrent asset at May 31, 2015 (see Note 3). In addition, management analyzed and tested certain components and determined that quantities in excess of levels necessary to build 22,500 finished goods units were obsolete and recorded a reserve for obsolescence in the amount of $64,824 as of May 31, 2015.

Deferred Revenue

Deferred revenue is a liability related to revenue producing activity for which revenue has not yet been recognized. As of May 31, 2015 and August 31, 2014, deferred revenue amounted to $2,050 and $29,961, respectively, and consisted of prepaid service revenue from subscribers.

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended May 31, 2015 and 2014, the Company incurred $2,000 and $19,807 of advertising costs, respectively. For the nine months ended May 31, 2015 and 2014, the Company incurred $20,682 and $486,269 of advertising costs, respectively.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Liabilities

During the six months ended February 28, 2015, the Company determined that there were no longer sufficient authorized shares to satisfy outstanding warrants, option agreements and convertible notes if all such agreements were to be exercised or noteholders elected to convert. Accordingly, the Company recognized a derivative liability and recorded such liability $601,627 and a reduction to additional paid-in-capital using the Black-Scholes valuation as of February 28, 2015. Subsequent to May 31, 2015, the Company increased the number of authorized shares to 450,000,000 (See Note 9). As a result, the Company reduced the derivative liability to $0 as of May 31, 2015.

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

	May 31,	August 31,
	2015	2014

Warrants	17,684,022	17,956,715
Stock options	3,495,163	3,025,000
Convertible notes payable	167,458,548	40,564,550
Dilutive potential common shares	188,637,733	61,546,265

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

3.	INVENTORY

Inventory at May 31, 2015 and August 31, 2014 consisted of the following:

	May 31,	August 31,
	2015	2014
Current:
Finished goods	$486,245	$1,016,876
Device Components	718,924	419,681
Inventory valuation reserve	(520,135)	(643,225)
Inventories, current	$685,034	$793,332

Noncurrent:
Device components	$750,810	$1,051,722
Inventory valuation and obsolescence reserves	(382,193)	(486,576)
Inventories, noncurrent	$368,617	$565,146

In the first quarter of 2012, the Company purchased a substantial amount of inventory components to produce PocketFinder® devices. Management analyzed its inventories based on existing purchase orders and current potential orders for future delivery and determined we may not realize all of the inventory components within the next year. The Company expects that it will take approximately three months to sell finished goods inventory on hand at May 31, 2015. Following the sale of all finished goods inventory, components inventory will be utilized to manufacture additional devices that are expected to be sold in year 1 and 2. Inventories totaling $750,810 which may not be realized within a 12-month period have been reclassified as long-term as of May 31, 2015.

4.	RELATED PARTY TRANSACTIONS

Advances from Officer

During the nine months ended May 31, 2015 and 2014, there were advances from our former Chief Development Officer totaling $0 and $156,500, respectively; and repayments totaling $0 and $160,325, respectively. As of May 31, 2015, there was $105,000 of outstanding advances and $8,155 of related accrued interest.

SkyBell Technologies, Inc.

The Company occupies office space at a facility leased by SkyBell Technologies, Inc. (“SkyBell”). In addition, the Company outsources its customer service to SkyBell under a month to month contract that commenced in February 2014. SkyBell is owned and operated by Joseph Scalisi, former Chief Development Officer, and Desiree Mejia, Chief Operating Officer. During the three months ended May 31, 2015, the Company incurred $7,095 in costs related to these services. During the nine months ended May 31, 2015, the Company incurred $72,257 in costs related to these services.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

4.	RELATED PARTY TRANSACTIONS (Continued)

Accounts Payable and Accrued Expenses

Amounts payable and accrued expenses to related parties totaled $746,748 and $471,979 as of May 31, 2015 and August 31, 2014, respectively.

5.	DEBT

New Debt Issuances

The following debt was issued during the nine months ended May 31, 2015:

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

May 31, 2015

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

On May 13, 2015, the Company entered into a convertible promissory note for $50,000 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, upon written notice. The note is due on May 13, 2017 and is secured by all assets of the Company.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

5.	DEBT (Continued)

Debt Amendments

The following debt amendments were executed during the nine months ended May 31, 2015:

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

On April 15, 2015, the Company entered into a Modification Agreement to a Secured Convertible Promissory Note totaling $1,000,000 with Bridge Loans, LLC dated November 28, 2012, whereby Bridge Loans, LLC agreed to waive the right to convert the loan at 50% of the closing stock price until July 15, 2015.

On April 15, 2015, the Company entered into a Modification Agreement to a Secured Convertible Promissory Note totaling $450,000 with ECPC Capital II, LLC dated September 5, 2014, whereby ECPC Capital II, LLC agreed to waive the right to convert the loan at 50% of the closing stock price until July 15, 2015.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

6.	LINE OF CREDIT AND TERM LOANS

Principal Repayments

As of May 31, 2015, the principal maturities of the convertible notes payable and related party convertible notes payable are as follows:

For the Years Ending:

May 31, 2016	$8,266,939
May 31, 2017	1,226,500

Total	$9,493,439

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

In connection with the Loan Agreement, the Company entered into a Financing Agreement and Loan Guarantor Agreement with a board member to personally guarantee the Loan Agreement. As compensation for the guarantee under the Financing Agreement, the guarantor is entitled to payment of $5,000 per month, plus Two Percent (2%) of the outstanding balance of the SVB loan balance (“guarantee fee”), payable in cash or shares of the Company’s common stock at the guarantor’s option. As of May 31, 2015, the Company’s accounts payable and accrued expenses included $630,500 in guarantee fees owed to the board member.

As of May 31, 2015, the outstanding balance on the line of credit and accrued interest totaled $485,298 and $4,388, respectively. The total amount has been included in the current portion of term loans and accrued interest on the balance sheet as of May 31, 2015.

JMJ Notes Payable

As of May 31, 2015 and August 31, 2014, the outstanding balance on the notes payable and accrued interest totaled $648,412 and $933,712, respectively. The total amount has been included in the current portion of term loans and accrued interest on the balance sheet as of May 31, 2015.

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

7.	EQUITY

Common Stock

The Company issued 375,000 shares of common stock to three members of the board of directors in exchange for six months of service during the nine months ended May 31, 2015. The shares were valued at $3,338, which represents the fair market value of the shares provided on the award date.

The Company issued 1,359,254 shares of common stock in connection with note payable maturity date extensions during the nine months ended May 31, 2015. The shares were valued at $81,555, which represents the fair market value of the shares issued on the award date.

The Company issued 30,750,903 shares of common stock for the conversion of debt amounting to $262,800 during the nine months ended May 31, 2015.

The Company issued 3,950,000 shares of common stock to consultants in exchange for various advisory services during the nine months May 31, 2015. The shares were valued at $40,943, which represents the fair market value of the shares provided on the award date.

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

The components of the Company’s deferred tax asset as of May 31, 2015 and August 31, 2014 are as follows:

	May 31,	August 31,
	2015	2014
Net operating loss carry forward and deductible temporary differences Valuation allowance	$21,880,341	$20,880,437
	(21,880,341)	(20,880,437)
Net deferred tax asset	$-	$-

LOCATION BASED TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

8.	PROVISION FOR INCOME TAXES (Continued)

As of May 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $55,068,638 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2033.

As of May 31, 2015 no accrued interest and penalties are recorded relating to uncertain tax positions. Any such interest and penalties would be included in interest expense as a component of pre-tax net income or loss. The Company's tax filings are no longer open to examination by the Internal Revenue Service for tax years prior to 2012 and by state taxing authorities for tax years prior to 2012.

9.	SUBSEQUENT EVENTS

Debt Issuances

On June 2, 2015, the Company entered into a convertible promissory note for $44,117 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, upon written notice. The note is due on June 2, 2017 and is secured by all assets of the Company.

On July 2, 2015, the Company entered into a convertible promissory note for $44,117 with a board member. The note bears interest at 10% per annum, may be converted into common stock of the Company at $0.10 per share, upon written notice. The note is due on June 2, 2017 and is secured by all assets of the Company.

Debt Amendments

On July 3, 2015, the Company amended nine Secured Convertible Promissory Note totaling $2,000,000 with Greggory Haugen, a board member, whereby Greggory Haugen agreed to waive the right to convert the loans at 50% of the closing stock price until July 15, 2015.

Equity

On July 2, 2015 the Company amended the Article of Incorporation, increasing the number of authorized common shares from 300,000,000 to 450,000,000.

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

We generate revenue through product sales and monthly subscription service fees. Currently, PocketFinder consumers in the US, Mexico and Canada pay a monthly service fee of $12.95 per month with no contract, while commercial customers in the US and Canada typically pay $15.95 per month.

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

Our current 3G PocketFinder in development will enhance indoor tracking capability with both enhanced cellular triangulation and use of Wi-Fi location information. This new miniaturized dual GSM device is currently in the final stages of prototyping, testing and certification before market entry. Having a 3G consumer device will enable the Company to sell PocketFinder Personal Locator and PocketFinder Pet devices into territories that predominately operate on the 3G network, such as the USA, Canada and Australia. New Wi-Fi capability significantly improves indoor location accuracy and reduces “false alert” reports that result from relying on GPS only. This is particularly beneficial to the child and pet markets.

We will continue to invest in our research and development efforts for the foreseeable future.

Consumer Sales Channels.  In the US, our PocketFinder family of products can be found at the following online locations: Amazon.com, Walmart.com, Bestbuy.com/Future Shop (Canada), New Egg, our www.pocketfinder.com website and numerous affiliate marketing websites. LBT is working with a global distributor in the US that will significantly expand our retail footprint with our new 3G PocketFinder product this Fall.

With the introduction of our 3G vehicle tracker devices, LBT has launched a new and innovative Auto Dealership Reseller Program in North America in 2015 focused on increasing installations at the time of new and pre-owned vehicle sales. The program consists of a new auto-dealer portal to enable resellers to create user accounts and to activate the GPS tracker devices. New sales people will be added in 2015 to focus on sales in this new market segment.

Internationally, our devices are being sold and marketed in Mexico, United Kingdom (“UK”), other European Union countries, Colombia and Ecuador. The Company has recently entered an agreement with a leading distributor in Mexico with initial orders received and product has been shipped in the Company’s fiscal third quarter. These sales are anticipated to generate significant device and service revenues in 2015 through both online and major retail partners. The Company may pursue a similar expansion strategy in Europe based on recent interest with distribution partners in UK, Germany and The Netherlands. In the UK, LBT has partnered with EE (the largest mobile-to-mobile telecommunications company in the UK). Recent reports show Europe at the forefront of M2M (“Machine-to-Machine”) or the adoption of “Internet-of-things” applications with revenues from M2M services market wide expected to grow at a compounded annual rate of 33% through 2016 in a selection of European markets, including Germany, France, Poland, Russia, Sweden and the UK. These are the findings of new research from Frost & Sullivan, which predicts that the number of SIM connections will increase to 75 million in 2016, with the UK emerging as the biggest market and Germany a close second. LBT is currently negotiating with an interested European distributor, but has not yet signed an agreement.

 Commercial Sales Channels.  Our Auto Dealer Program will significantly strengthen our commercial sales and augment our ongoing business sales. Given our refocus and unexpected delays with our Tennessee based reseller, the Company has not been able to penetrate the utility market thus far. We have completed the integration of Oak Ridge National Laboratory’s technology that provides real-time status of the electric grid and critical energy sectors along with real-time severe weather condition tracking. The system, called VERDE (Visualizing Energy Resources Dynamically on the Earth), enables decision-makers to respond swiftly to major power disruptions and severe weather. VERDE combines the display capabilities of Google Earth with analysis and modeling components, significantly enhancing situational awareness and speeds recovery times from power outages and other utility interruptions. We have not begun sales of the feature to public utilities (power, water and telecom) through other resale partners. The Company will evaluate expansion of this new capability for “fit” to specific commercial and other first responder agencies throughout the US.

LBT has launched commercial sales in Australia with Pacific-Asia partner, Finda, through the Australian Warranty Network service. Finda is gaining acceptance of LBT devices in multiple applications for both consumer and commercial customers in Australia and New Zealand.

Our Intellectual Property Investment.  LBT continues its relationship with the Washington D.C. firm of Hunton & Williams to assist in the generation of additional revenues through licensing our intellectual property and potential sale of LBT’s patents.

We continue to invest in intellectual property that consists of apparatus patents and applications and system and method patents and applications. We have filed claims that cover many aspects of our devices, its operating system and user interface. Our intellectual property portfolio includes 39 issued US patents, 2 pending US patents, 2 issued foreign patents, 2 pending foreign patents, 6 PCT filings, 16 registered trademarks and 4 Madrid protocol trademark cases.

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

Our Target Markets and Marketing Strategy.  We provide wireless location based solutions for global positioning products along with our proprietary “friendly user interface” software system. Our products are rugged and compact with near real time location-based information over our proprietary server architecture. These products optimize the way businesses utilize mobile assets, save money and connect with key personnel; similarly, families utilizing our products in our ever increasingly mobile society are now able to easily stay connected with one another while on the go and from wherever they are.

Our 2015 marketing initiatives include:

●	Expanding our retail outreach through industry leading distributors in the US, Canada and Mexico;

●	Partnering with US based new and used car dealers through our innovative Auto Dealer Program; and,

●	Bringing a new 3G wearable device to market with enhanced Wi-Fi capability to deliver higher reliability location information for the people and a more complete solution for the pet markets

Our Revenue Sources.  We expect our revenues to be derived from the following sources:

●	Monthly subscription service fees;

●	Organizations that will self-brand LBT’s services for specialized niche markets (“private label”);

●	Asset and personal locator device sales to commercial customers, through retailers and our website; and

●	Software licensing fees,

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

Employees and Outsourced Assistance. We have limited our use of contracted professionals who have been engaged in hardware and software development, early marketing and sales preparation, and preparation for customer service support. Mr. Morse, our President and Chief Executive Officer, Ms. Mejia, our Chief Operating Officer, Mr. Dan Hogan, our VP of Marketing, and Mr. Dave Morse, Jr., as VP of Customer Service, constitute the employee senior leadership team for the Company. Ms. Tina Florance, Controller, and Mr. Gregory Andrews, CFO, are key contributors of the leadership team and contracted with the Company. Company employees are at sixteen (16) with six (6) key contractors for technical and financial services. Mr. Scalisi, our former Chief Development Officer, is available on a contracted basis for any future development needs the Company has. Ms. Mejia and Mr. Scalisi are active with another privately held corporation. LBT’s Board has determined that their obligations to the outside organization do not conflict with their duties or responsibilities at LBT. The Board further determined that the outside business is not competitive with LBT, nor is it a corporate opportunity that LBT intends to pursue. Since its inception, LBT has used an extended workforce concept which includes outsourcing partners and vendors, and using a contingent workforce (consultants, part-time /interim executives and temporary workers) and strategic partners to stay competitive in the marketplace. We do not see this as a trend. We will continue to use this model for the foreseeable future with an eye to reduce corporate overhead and expenses.

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

RESULTS OF OPERATIONS

For the quarter ended May 31, 2015 compared to the quarter ended May 31, 2014.

●

Total paid monthly users (defined as the total number of users that paid a minimum of $12.95 for a month of service) exceeded 23,500, an increase of 28% compared to the three months ended May 31, 2014;

●	Monthly service income averaged $102,036 per month;
●	Service income exceeded break-even levels generating a positive 58% gross margin compared to 2% for the three months ended May 31, 2014; and
●	Total net revenues for the quarter were 21% higher than 2014.

Revenue.  For the three months ended May 31, 2015, the Company generated $551,871 of net revenue compared to $455,139 of net revenue for the three months ended May 31, 2014. The 21% increase in total revenue was due to the following:

●

Device revenue – For the three months ended May 31, 2015, we generated $245,762 of net device revenue compared to $216,223 for the three months ended May 31, 2014. The 14% increase in net device revenue consists of the following:

o

Increase in revenue of $34,600 (+24%) for the three months ended May 31, 2015 compared to the three months ended May 31, 2014 from the sale of PocketFinder Personal devices. During the three months ended May 31, 2015 the Company sold 682 more devices, an increase of 37%, compared to the three months ended May 31, 2014. The increase is due to an increase in business from certain internet retailers and addition of new channel partners in Mexico. The Company continues to align with more established national retailers that can deliver more sustainable resale volumes and pricing. The Company expects the recent increase in sales of the PocketFinder Personal devices to continue in Q4 2015 from better relationships with current channel partners, coupled with promotions in key online accounts; and

o

Increase in revenue of $17,335 (+24%) for the three months ended May 31, 2015 compared to the three months ended May 31, 2014 from the sale of vehicle devices. During the three months ended May 31, 2015, the Company sold 13 fewer units compared to the previous year. The lower unit sales were mostly offset by the sale of the new 3G PocketFinder Vehicle device which were sold at higher prices than the 2G devices which were offered in 2014. The Company expects sales of the PocketFinder Vehicle devices to improve with the signing up new dealerships in the newly launched Auto Dealer Program, expansion into Mexico and the Cayman Island and expected introduction of the product in Canada.

●

Service revenue – For the three months ended May 31, 2015, we generated $306,109 of service revenue compared to $238,916 for the three months ended May 31, 2014. The 28% increase in service revenues was due to the following:

o

Increase of approximately 1,730 (+28%) paid monthly users for the three months ended May 31, 2015 compared to May 31, 2014. The Company converted to the new Zuora billing/collections software in Q3 2014 and the total number of paid monthly users increased as a percentage of total active devices during Q1 2015, as additional system functions were activated.

Cost of Revenue.  For the three months ended May 31, 2015, cost of revenue totaled $375,181 resulting in a gross margin of $176,690 compared to a gross margin of $38,057 for the three months ended May 31, 2014. The gross margin of 32% for the three months ended May 31, 2015 improved from the 8% in the three months ended May 31, 2014, due to the following:

●

Devices – For the three months ended May 31, 2015, cost of sales for devices was $247,875 compared to $182,960 for the three months ended May 31, 2014. The gross margin on devices of negative 1% for the current year was lower than the gross margin for the three months ended May 31, 2014 due to the following:

o

Increase in number of units sold from approximately 2,348 in the three months ended May 31, 2014 compared to 2,975 units in the three months ended May 31, 2015 as the Company saw better sell through of its primary channel partners; and

o	Increase in the amount of credit for inventory valuation reserves from $162,689 in the three months ended May 31, 2015 compared to $86,275 for the three months ended May 31, 2014.
o	Increase in the amount of provision for inventory obsolescence from $64,824 in the three months ended May 31, 2015 compared to $0 for the three months ended May 31, 2014
●

Services – For the three months ended May 31, 2015, the cost of sales for services was $127,306 resulting in a gross margin of $178,803 compared to a gross margin of $4,794 for the three months ended May 31, 2014. The gross margin on services of 58% for the three months ended May 31, 2015 represents a significant improvement from the 2% for the three months ended May 31, 2014 due to the following:

o

Increase of approximately 1,730 (+28%) paid monthly users for the three months ended May 31, 2015 compared to May 31, 2014 as the number of paid monthly users exceeded break-even levels in Q3 2014. Exceeding break-even will enable gross margins from service revenues to accelerate in future periods as most costs related to service revenue are fixed in nature. The average number of paid monthly users per month during Q3 2015 was approximately 7,879 compared to approximately 6,150 during Q3 2014, representing a 28% increase;

o

Decrease in the amount AT&T network access fees from $160,068 for the three months ended May 31, 2014 to $107,178 for the three months ended May 31, 2015. The Company converted to the new Zuora billing/collections software in Q3 2014 and the total number of paid monthly users increased as a percentage of total active devices during Q1 2015. The average total service and access fee per paid monthly user cost decreased from $8.68 in the three months ended May 31, 2014 to $4.53 for the three months ended May 31, 2015, representing a 48% reduction in per subscriber cost; and

o

Decrease in costs associated with the support center operations of $40,953 for the three months ended May 31, 2015 compared to the three months ended May 31, 2014. In Q2 2014 the Company terminated its outsourcing contract for its support center operations and brought operations of the support center in-house. The Company has continued to add personnel to support a growing subscriber base, resulting in an overall increase of approximately $57,511 in salary and wages related to the support center operations for the three months ended May 31, 2015 compared to the three months ended May 31, 2014.

Operating Expenses.  For the three months ended May 31, 2015, our total operating expenses were $607,999 compared to total operating expenses of $873,819 for the three months ended May 31, 2014.  Operating expenses decreased by $265,820 or 30% in 2015 from 2014.  The decrease in operating expenses is primarily attributed to the following fluctuations:

●

A $84,513 decrease in general and administrative expenses to $256,625 for the three months ended May 31, 2015, compared to $341,138 for the three months ended May 31, 2014.  The decrease in general and administrative expenses in fiscal 2015 compared to fiscal 2014 is due to the following:

o	Decrease of $34,145 in commission paid to third party referral partners;
o	Decrease of $17,807 in advertising as the Company focused on the consumer direct sales channel;
o	Decrease of $13,401 in insurance premiums;
o	Decrease of $8,847 in travel expenses as fewer travel was required; and
o	Increase of $20,642 in costs related to the website development for the new auto dealer program.

●

A $52,000 decrease in officer compensation to $90,000 for the three months ended May 31, 2015, compared to $142,000 for the three months ended May 31, 2014 due to the elimination of a full-time Chief Legal Officer and the Chief Development Officer duties in fiscal 2015 compared to fiscal 2014;

●

A $185,629 decrease in professional fees to $100,088 for the three months ended May 31, 2015, compared to $285,717 for the three months ended May 31, 2014 primarily due to a lower fees related to business development, accounting and capital raising efforts in fiscal 2015 compared to fiscal 2014;

●

A $14,200 decrease in rent expense to $5,002 for the three months ended May 31, 2015, compared to $19,202 for the three months ended May 31, 2014 as the Company subleased its larger facilities to a third party in Q4 2014 and relocated to a smaller location; and

●

A $70,522 increase in salaries and wages to $156,284 for the three months ended May 31, 2015, compared to $85,762 for the three months ended May 31, 2014 due to the addition of personnel in the support center and a higher amount of stock options vesting in fiscal 2015 compared to fiscal 2014.

Other Income/Expenses.  For the three months ended May 31, 2015, we reported net other expenses totaling $381,665 that consisted of financing costs, debt discounts, net interest expense and foreign currency losses compared to net other expense totaling $708,700 for the three months ended May 31, 2014.  The $327,035 decrease in other income/expenses is primarily due to the following:

●

A $47,175 decrease in financing costs to $58,700 for the three months ended May 31, 2015, compared to $105,875 for the three months ended May 31, 2014 due to a decrease in capital raising advisory services;

●

A $343,805 decrease in the amortization of deferred financing costs to $0 for the three months ended May 31, 2015, compared to $343,805 for the three months ended May 31, 2014 as there was were no new notes payable issued with common stock resulting in deferred financing costs in fiscal 2015;

●

A $3,417 decrease in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $51,609 for the three months ended May 31, 2015, compared to $55,026 for the three months ended May 31, 2014 as there were fewer warrants issuances during the three months ended May 31, 2015; and

●

A $67,777 increase in interest expense to $271,331 for the three months ended May 31, 2015, compared to $203,554 for the three months ended May 31, 2014 as there was approximately $10.4 million in notes payable at May 31, 2015 as compared to $9.3 million in notes payable at May 31, 2014; and

Net Loss.  For the three months ended May 31, 2015, we reported a net loss of $813,774 compared to a net loss of $1,544,462 for the three months ended May 31, 2014, due to fluctuations in operating and other expenses as previously discussed.

For the nine months ended May 31, 2015 compared to the nine months ended May31, 2014.

●	Total paid monthly users (defined as the total number of users that paid a minimum of $12.95 for a month of service) exceeded 69,400, an increase of 41% compared to the nine months ended May 31, 2014;
●	Monthly service income averaged $99,967 per month;
●	Service income exceeded break-even levels generating a positive 51% gross margin compared to a negative 14% for the nine months ended May 31, 2014; and
●	Total net revenues for the nine months were 25% higher than 2014.

Revenue.  For the nine months ended May 31, 2015, the Company generated $1,507,799 of net revenue compared to $1,205,034 of net revenue for the nine months ended May 31, 2014. The 25% increase in total revenue was due to the following:

●

Device revenue – For the nine months ended May 31, 2015, we generated $608,092 of net device revenue compared to $567,196 for the nine months ended May 31, 2014. The 7% increase in device revenue consists of the following:

o

Increase in revenue of $78,305 (+27%) for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014 from the sale of PocketFinder Personal devices. During the nine months ended May 31, 2015 the Company sold 1,148 more devices, an increase of 31%, compared to the nine months ended May 31, 2014. The increase is due to reduction in business with certain internet retailers and some price erosion in the channel. The Company has focused on higher volume and more established national retailers that deliver more sustainable resale volumes. The Company expects sales of the PocketFinder Personal devices to improve in Q4 2015 from better relationships with current channel partners, coupled with promotions in key online accounts; and

o

Decrease in revenue of $22,350 (-9%) for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014 from the sale of vehicle devices. During the nine months ended May 31, 2015, the Company sold 610 fewer units compared to the previous year. This decrease is due to the introduction of the new 3G PocketFinder Vehicle device in August 2014 that created some disruption of sales during the model transition. The Company expects sales of the PocketFinder Vehicle devices to improve with the addition of the 3G product, signing up new dealerships in the newly launched Auto Dealer Program, expansion into Mexico and the Cayman Island and expected introduction of the product in Canada.

●

Service revenue - – For the nine months ended May 31, 2015, we generated $899,707 of service revenue compared to $637,838 for the nine months ended May 31, 2014. The 41% increase in service revenues was due to the following:

o

Increase of approximately 20,222 (+41%) paid monthly users for the nine months ended May 31, 2015 compared to May 31, 2014. The Company converted to the new Zuora billing/collections software in Q3 2014 and the total number of paid monthly users increased as a percentage of total active devices during Q1 2015, as additional system functions were activated.

Cost of Revenue.  For the nine months ended May 31, 2015, cost of revenue totaled $948,257 resulting in a gross margin of $559,542 compared to $58,740 for the nine months ended May 31, 2014. The gross margin of 37% for the nine months ended May 31, 2015 improved from 5% in the nine months ended May 31, 2014, due to the following:

●

Devices – For the nine months ended May 31, 2015, cost of sales for devices was $504,390 compared to $418,929 for the nine months ended May 31, 2014. The gross margin on devices of 17% for the current year was lower than the gross margin for the nine months ended May 31, 2014 due to the following:

o

Increase in number of units sold from approximately 5,527 in the nine months ended May 31, 2014 compared to 5,943 units in the nine months ended May 31, 2015 as the Company began shipping the 2G PocketFinder devices to Mexico; and

o

Decrease in the amount of favorable physical inventory adjustments totaling $186,167 in the nine months ended May 31, 2014 compared to the amount of net inventory reserves totaling $227,475 for the nine months ended May 31, 2015. Excluding the effects of the physical inventory adjustments and credit for inventory reserves, gross margin on devices would have been negative 20% and negative 22% for the nine months ended May 31, 2015 and 2014, respectively.

●

Services – For the nine months ended May 31, 2015, the cost of sales for services was $443,867 resulting in a gross margin of $455,840 compared to a negative gross margin of $89,527 for the nine months ended May 31, 2014. The gross margin on services of 51% for the nine months ended May 31, 2015 represents an improvement from a negative 14% over the nine months ended May 31, 2014 due to the following:

o

Increase of approximately 20,222 (+41%) paid monthly users for the nine months ended May 31, 2015 compared to May 31, 2014 as the number of paid monthly users exceeded break-even levels in Q3 2014. Exceeding break-even will enable gross margins from service revenues to accelerate in future periods as most costs related to service revenue are fixed in nature. The average number of paid monthly users per month during the first nine months of 2015 was approximately 7,719 compared to approximately 5,473 during the first nine months of 2014, representing a 41% increase;

o

Decrease in the amount AT&T network access fees from $493,625 for the nine months ended May 31, 2014 compared to $326,212 for the nine months ended May 31, 2015. The average total service and access fee per paid monthly user cost decreased from $10.02 in the nine months ended May 31, 2014 to $4.70 for the nine months ended May 31, 2015, representing a 53% reduction in per subscriber cost; and

o

Decrease in costs associated with the call center operations of $112,353 for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014. In Q2 2014 the Company terminated its outsourcing contract for its call center operations and brought operations of the call center in-house. The Company has continued to add personnel to support a growing subscriber base, resulting in an overall increase of approximately $108,634 in salary and wages related to the support center operations for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014.

Operating Expenses.  For the nine months ended May 31, 2015, our total operating expenses were $2,181,620 compared to total operating expenses of $3,169,507 for the nine months ended May 31, 2014.  Operating expenses decreased by $987,887 or 31% in 2015 from 2014.  The decrease in operating expenses is primarily attributed to the following fluctuations:

●

A $567,264 decrease in general and administrative expenses to $793,083 for the nine months ended May 31, 2015, compared to $1,360,347 for the nine months ended May 31, 2014.  The decrease in general and administrative expenses in fiscal 2015 compared to fiscal 2014 is due to the following:

o	Decrease of $440,000 in advertising fees related to NASCAR sponsorship in 2014;
o	Decrease of $49,700 in fees paid to Board of Directors;
o	Decrease of $28,459 in commission paid to third party referral partners;
o	Decrease of $25,277 in travel expenses; and
o	Increase of $61,287 in costs related to the website development for the new auto dealer program.

●

A $306,746 decrease in officer compensation to $315,000 for the nine months ended May 31, 2015, compared to $621,746 for the nine months ended May 31, 2014 due to the replacement of one officer (Chief Marketing Officer) with a non-officer, elimination of a full-time Chief Legal Officer, elimination of the Chief Development Officer and the outsourcing of the Chief Financial Officer duties in fiscal 2015 compared to fiscal 2014;

●

A $370,466 decrease in professional fees to $464,208 for the nine months ended May 31, 2015, compared to $834,674 for the nine months ended May 31, 2014 primarily due to a lower fees related to business development, accounting and capital raising efforts in fiscal 2015 compared to fiscal 2014;

●

A $24,452 increase in research and development costs to $125,000 for the nine months ended May 31, 2015, compared to $99,548 for the nine months ended May 31, 2014 as the Company commenced development on the new 3G PocketFinder device; and

●

A $258,999 increase in salaries and wages to $454,584 for the nine months ended May 31, 2015, compared to $195,585 for the nine months ended May 31, 2014 due to the addition of one position that was previously held by an officer, higher call center payroll and a higher amount of stock options vesting in fiscal 2015 compared to fiscal 2014.

Other Income/Expenses.  For the nine months ended May 31, 2015, we reported net other expenses totaling $1,207,538 that consisted of financing costs, deferred financing costs, debt discounts, net interest expense and foreign currency losses compared to net other expenses totaling $820,838 for the nine months ended May 31, 2014.  The $386,700 increase in other income/expenses is primarily due to the following:

●

A $119,970 decrease in financing costs to $239,785 for the nine months ended May 31, 2015, compared to $359,755 for the nine months ended May 31, 2014 due to a decrease in capital raising advisory services;

●

A $61,388 decrease in the amortization of beneficial conversion features on notes payable to $0 for the nine months ended May 31, 2015, compared to $61,388 for the nine months ended May 31, 2014 as there were no new convertible notes entered into in fiscal 2015 that contained beneficial conversion features;

●

A $446,649 decrease in the amortization of deferred financing costs to $5,506 for the nine months ended May 31, 2015, compared to $452,155 for the nine months ended May 31, 2014 as there was were no new notes payable issued with common stock resulting in deferred financing costs in fiscal 2015;

●

A $105,370 decrease in the amortization of debt discounts associated with the issuance of warrants on convertible notes payable to $154,826 for the nine months ended May 31, 2015, compared to $260,196 for the nine months ended May 31, 2014 as there were fewer warrant issuances during the nine months ended May 31, 2014;

●

A $282,364 increase in interest expense to $807,355 for the nine months ended May 31, 2015, compared to $524,991 for the nine months ended May 31, 2014 as there was approximately $10.4 million in notes payable at May 31, 2015 as compared to $9.3 million in notes payable at May 31, 2014; and

●

The recognition of an $886,548 gain in connection with the JMJ debt settlement during the nine months ended May 31, 2014; whereby, there was no such debt settlement during the nine months ended May 31, 2015.

Net Loss.  For the nine months ended May 31, 2015, we reported a net loss of $2,830,416 compared to a net loss of $3,932,405 for the nine months ended May 31, 2014, due to fluctuations in operating and other expenses as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $236,994 as of May 31, 2015, compared to $146,200 as of August 31, 2014.

As of May 31, 2015, current assets totaled $1,129,316 compared to $1,068,522 as of August 31, 2014 and consisted of cash, accounts receivable, inventory, prepaid expenses and other assets. The increase at May 31, 2015, from August 31, 2014 is primarily due to an increase of cash.

As of May 31, 2015, current liabilities totaled $13,047,646 compared to $8,311,818 as of August 31, 2014 and consisted of accounts payable and accrued expenses, deferred compensation, deferred revenue, advances from officer, derivative liabilities, convertible notes payable and accrued interest. The increase at May 31, 2015, is due to the issuance of additional convertible notes payable, reclassification of convertible notes payable from long-term to current, increase in derivative liabilities and the repayment of term loans during the nine months ended May 31, 2015.

As at May 31, 2015, the Company had a working capital deficit of $11,918,330 compared with a working capital deficit of $7,243,296 as of August 31, 2014.

Cash Flows from Operating Activities. During the nine months ended May 31, 2015, the Company used cash for operating activities in the amount of $1,366,421 compared with $2,389,045 for the nine months ended May 31, 2014.  The decrease in the cash used for operating activities was primarily attributed to the $886,548 adjustment for the gain on debt settlement to reconcile the net loss to net cash used in operating activities during the nine months ended May 31, 2014.

Cash Flows From Investing Activities. During the nine months ended May 31, 2015, the Company used $3,083 of cash for investing compared with $69,242 for the nine months ended May 31, 2014.  The decrease in the cash used for investing operating activities was attributed to fewer capital expenditures during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014.

Cash Flows from Financing Activities. During the nine months ended May 31, 2015, the Company received $2,000,000 in cash from financing activities related to the issuance of convertible promissory notes and made principal payments of $537,202 on term loans and demand notes payable. During the nine months ended May 31, 2014, the Company received $1,950,000 from the issuance of convertible promissory notes and made principal payments of $18,000 on term loans and demand notes payable. Demand convertible notes payable totaling $1,140,487 are unsecured, bear interest at 10% per annum, and are to repaid out of future operating cash flow. Current convertible notes payable totaling $7,126,452, of which $5,275,000 are secured, and bear interest at 8%-36% per annum, and are to be repaid out of future operating cash flow. Long-term convertible promissory notes totaling $1,226,500 are secured, bear interest at 10% per annum with due dates ranging from July 24, 2016 to May 13, 2017 and are to be repaid out of future operating cash flow.

Going Concern. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

CASH REQUIREMENTS

We are a wireless technology company focused on the marketing and sales of the PocketFinder family of products for retail and commercial distribution.  Since our inception, we have generated significant losses.  As of May 31, 2015, we had an accumulated deficit of $64,042,325 and we expect to incur continual losses until sometime in calendar year 2015.

As of May 31, 2015, we had $236,994 in cash and cash-equivalents.  Over the next several quarters we expect to invest significant amounts of funds to develop our sales and marketing programs associated with the commercialization and branding of the PocketFinder family of products.  We also expect to fund any necessary general overhead requirements.

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

●	The costs of outsourced manufacturing for the new 3G PocketFinder device;

●	The costs of commercialization activities, including product marketing, sales and distribution, and customer service and support;

●	Our revenues, if any, from successful commercialization of the PocketFinder devices and the PocketFinder Network platform services; and

●	Other general and administrative expenses associated with running the day to day operations of our Company.

Product Research and Development

We plan to continue to develop new product enhancements to our existing product on the market including PocketFinder People and PocketFinder Vehicles. New 3G devices will meet the requirements of pending GSM network changes in multiple countries, including the US, and the dual GSM/Iridium device will open new government and commercial shipping markets.

Plant and Equipment, Employees

We do not plan to purchase or sell any significant equipment, plant or properties during the foreseeable future. Our business operations are based on a strategic outsourcing model, thereby negating the need for significant amounts of plant and equipment, or significant numbers of employees. We currently have sixteen employees and anticipate hiring additional sales and sales support employees during the next twelve months.

Off-Balance Sheet Arrangements

As of May 31, 2015, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2015, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department.

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

3.1A	Amended Articles of Incorporation, dated October 20, 2008 (incorporated by reference from Exhibit 3.1A to the Registrant’s Form 10-KSB filed December 12, 2008).
3.2	Amended and Restated By-Laws of Location Based Technologies, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 4, 2008).

10.95	Modification Agreement to Secured Convertible Promissory Note between the Company and Bridge Loans, LLC dated April 15, 2015. †
10.96	Modification Agreement to Secured Convertible Promissory Note between the Company and ECPC Capital II, LLC dated April 15, 2015. †
10.97	Secured Convertible Promissory Note between the Company and Greggory Haugen dated May 13, 2015. †
10.98	Secured Convertible Promissory Note between the Company and Greggory Haugen dated June 2, 2015. †
10.99	Secured Convertible Promissory Note between the Company and Greggory Haugen dated July 2, 2015. †
10.100	Amended Articles of Incorporation dated July 2, 2015. †
10.101	Second Amendment to Secured Convertible Promissory Note ($1,000,000) between the Company and Greggory Haugen dated July 3, 2015. †
10.102	First Amendment to Secured Convertible Promissory Note ($50,000) between the Company and Greggory Haugen dated July 3, 2015. †
10.103	First Amendment to Secured Convertible Promissory Note ($50,000) between the Company and Greggory Haugen dated July 3, 2015. †
10.104	First Amendment to Secured Convertible Promissory Note ($50,000) between the Company and Greggory Haugen dated July 3, 2015. †
10.105	First Amendment to Secured Convertible Promissory Note ($84,000) between the Company and Greggory Haugen dated July 3, 2015. †
10.106	First Amendment to Secured Convertible Promissory Note ($100,000) between the Company and Greggory Haugen dated July 3, 2015. †
10.107	First Amendment to Secured Convertible Promissory Note ($150,000) between the Company and Greggory Haugen dated July 3, 2015. †
10.108	First Amendment to Secured Convertible Promissory Note ($216,000) between the Company and Greggory Haugen dated July 3, 2015. †
10.109	First Amendment to Secured Convertible Promissory Note ($300,000) between the Company and Greggory Haugen dated July 3, 2015. †

21.1	Subsidiary of the Registrant †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan
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

LOCATION BASED TECHNOLOGIES, INC.

Dated: July 14, 2015	By:	/s/ David M. Morse
David M. Morse
President and Chief Executive Officer

Dated: July 14, 2015	By:	/s/ Gregory Andrews
Gregory Andrews
Chief Financial Officer